Form 10-Q
period 1996-04-30
US ELECTRICAR INC
filed 1996-06-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1996

         or

(__) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From __________ To _________.


                           Commission File No. 0-25184


                              U.S. ELECTRICAR, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                  95-3056150
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)


           5 Thomas Mellon Circle, Suite 305, San Francisco, CA 94134
           ----------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code: (415) 656-2400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_x_) No (__)

As of June 12, 1996, there were 70,662,488 shares of Common Stock, no par value, outstanding.

                        Exhibit Index appears on Page 21.

                                    Page 1/63

                                      INDEX

                              U.S. ELECTRICAR, INC.

                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets:
                  July 31, 1995 and April 30, 1996................................................................3

                  Consolidated Statements of Operations:
                  Three and Nine months ended April 30, 1995 and 1996.............................................4

                  Consolidated Statements of Cash Flows:
                  Nine months ended April 30, 1995 and 1996.......................................................5

                  Notes to Consolidated Financial Statements:
                  for the Three and Nine months ended April 30, 1995 and 1996.....................................7


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................11


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................17
Item 2.           Changes in Securities..........................................................................17
Item 3.           Defaults upon Senior Securities................................................................17
Item 4.           Submission of Matters to a Vote of Security Holders............................................17
Item 5.           Other Information..............................................................................18
Item 6.           Exhibits and Reports on Form 8-K...............................................................18


SIGNATURE         ...............................................................................................19

Exhibit Index     ...............................................................................................20



                                    Page 2/63

PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

                                                                                     As of              As of
                                                                                  July 31, 1995     April 30, 1996
                                                                                  --------------   ---------------
ASSETS                                                                                                (Unaudited)
CURRENT ASSETS:
    Cash                                                                           $        319    $      1,810
    Accounts receivable, net of allowances of $503 and $672                               1,364             976
    Inventory                                                                             4,832           2,321
    Prepaids and other current assets                                                       375             138
                                                                                  --------------   ---------------
         Total Current Assets                                                             6,890           5,245

PROPERTY, PLANT AND EQUIPMENT - NET                                                       3,112             990
INTANGIBLE ASSETS - NET                                                                      29
OTHER ASSETS                                                                                199             451
                                                                                  --------------   ---------------
TOTAL ASSETS                                                                       $     10,230    $      6,686
                                                                                  ==============   ===============
LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                               $     11,082    $      3,523
    Accrued payroll and related expense                                                     410             526
    Accrued warranty expense                                                              1,358           1,339
    Reserve for lease obligations                                                           770             156
    Accrued Interest                                                                      1,378           2,732
    Other accrued expenses                                                                1,086           1,128
    Customer deposits                                                                       763             445
    Bonds and notes payable                                                              17,370          14,208
                                                                                  --------------   ---------------
         Total Current Liabilities                                                       34,217          24,057

LONG TERM DEBT                                                                                            8,898
ROYALTIES PAYABLE                                                                           773
SHAREHOLDERS' (DEFICIT):
    Series A  preferred  stock - No par  value; 30,000,000
    shares  authorized;  6,275,000 and 4,688,000 shares
    issued and outstanding at 7/31/95  and 4/30/96                                        5,148           3,565
    Series B preferred stock - No par value; 5,000,000 shares
    authorized; 1,507,000 issued and outstanding at 4/30/96                                               3,015
    Stock notes receivable                                                                 (987)         (1,043)
    Common Stock - No par value;  300,000,000 shares authorized;
    55,223,000 and 70,053,000 shares issued and outstanding
    at 7/31/95 and 4/30/96                                                               38,715          43,728
    Accumulated deficit                                                                 (67,636)        (75,534)
                                                                                  --------------   ---------------
         Total Shareholders' (Deficit)                                                  (24,760)        (26,269)
                                                                                  --------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                      $     10,230    $      6,686
                                                                                  ==============   ===============

Note: The balance sheet at July 31, 1995 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)

                                           Three Months Ended April 30,      Nine Months Ended April 30,
                                        --------------------------------   ------------------------------
                                            1995             1996              1995             1996
                                        ---------------  ---------------   --------------  --------------

NET SALES                               $         897     $        478      $    10,794     $    3,489

COST OF SALES                                   3,209            1,571           18,298          5,060
                                        ---------------  ---------------   --------------  --------------
GROSS MARGIN                                   (2,312)          (1,093)          (7,504)        (1,571)
                                        ---------------  ---------------   --------------  --------------
OTHER COSTS AND EXPENSES:
   Research & development                       1,080              413            6,057          1,129
   Selling, general & administrative            4,248            2,503           13,042          5,186
   Interest and financing fees                  1,708              453            5,417          1,366
   Impairment of long-lived assets                                 894                             894
   Provision for facility closures,
      liquidation of inventory,
      consolidation of operations
      & contract terminations                   2,594                             5,372
                                        ---------------  ---------------   --------------  --------------
        Total other costs and expenses          9,630            4,263           29,888          8,575
                                        ---------------  ---------------   --------------  --------------
LOSS BEFORE GAIN ON DEBT
RESTRUCTURING                                 (11,942)          (5,356)         (37,392)       (10,146)

GAIN ON DEBT RESTRUCTURING                                       1,858                           2,248
                                        ---------------  ---------------   --------------  --------------
NET LOSS                                $     (11,942)    $     (3,498)     $   (37,392)    $   (7,898)
                                        ===============  ===============   ==============  ==============
PER COMMON SHARE:
     Loss before gain on debt
       restructuring                    $       (0.63)    $      (0.09)     $     (2.08)    $    (0.17)
     Gain on debt restructuring                                   0.03                            0.04
                                        ---------------  ---------------   --------------  --------------
         Net loss per common share      $       (0.63)    $      (0.06)     $     (2.08)    $    (0.13)
                                        ===============  ===============   ==============  ==============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                18,933,774       62,665,378        17,953,724     58,803,907



 U.S. ELECTRICAR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
 (In thousands)


                                                                Nine Months Ended April 30
                                                                --------------------------
                                                                     1995         1996
                                                                ------------   -----------
OPERATIONS
 Net loss                                                          $(37,392)   $ (7,898)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                       5,887       1,014
  Change in allowance for doubtful accounts                             677         170
  Provision to reduce inventory values                                3,145      (1,100)
  Provision for facilities closure,  consolidation of operations
  and contract terminations                                           3,239
  Provision for impairment of long lived assets                                     894
  Loss on disposal of assets                                                        246
  Stock issued for services                                             186
  Stock option compensation                                             634
  Interest income on stock notes receivable                             (62)        (60)
  Royalties payable                                                      35        (773)
  Change in operating assets and liabilities:
      Accounts Receivable                                               126         219
      Inventory                                                      (1,561)      3,610
      Prepaids and other assets                                         756         (15)
      Accounts payable and accrued expenses, net of
           debt restructuring                                         8,593         426
      Customer deposits                                                (810)       (319)
                                                                ------------   -----------
               Net cash (used) by operating activities              (16,547)     (3,586)
                                                                ------------   -----------
INVESTING:
 Purchases of property, plant and equipment, net of disposals          (735)
                                                                ------------   -----------
               Net cash (used) provided by investing activities        (735)
                                                                ------------   -----------
FINANCING:
 Payments on notes payable                                             (264)        (40)
 Borrowings on notes payable                                          2,197       2,388
 Borrowings on bonds                                                 12,000
 Bond issuance costs                                                 (1,860)
 Proceeds from issuance of common stock                                           2,701
 Exercise of options and warrants                                       158          28
                                                                ------------   -----------
               Net cash provided by financing activities             12,231       5,077
                                                                ------------   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      (5,051)      1,491

CASH AND EQUIVALENTS:

 Beginning of period                                                  5,327         319
                                                                ------------   -----------
 End of period                                                     $    276    $  1,810
                                                                ============   ===========

U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)


                                                                                NINE MONTHS ENDED APRIL 30,
                                                                                ---------------------------
                                                                                    1995            1996
                                                                                -----------      ----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                         $ 1,792          $ 1,583
  Conversion of Series S bonds to common stock                                                        701
  Value of warrants issued in connection with convertible bonds                    1,920
  Issuance of common stock for notes  receivable                                      28
  Preferred  Stock issued in connection  with debt  restructuring                                   3,015
  Notes payable  issued in connection with debt restructuring                                       4,017


                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended April 30, 1995 and 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 30, 1996; the interim results of operations for the three and nine month periods ended April 30, 1995 and 1996; and cash flows for the nine month periods then ended. The balance sheet at July 31, 1995, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1995 and April 30, 1996 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1995, and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrual expenses are based upon on analyses of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended July 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended July 31, 1995, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Effective with fiscal 1996, the Company adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and, accordingly, reduced the carrying values of assets used for the manufacture of off-road industrial vehicles to estimated fair values in connection with the curtailment of the manufacture and sale of such vehicles during the quarter.

The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $67,636,000 at July 31, 1995 and $75,534,000 at April 30, 1996. A substantial portion of the losses are attributable to product development and high start-up costs incurred in connection with the Company's activities related to the development, manufacture and sale of battery powered electric vehicles, including buses, small delivery vehicles and off-road industrial vehicles, and the conversion of gas powered cars and light trucks to electric power.

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

During the three years ended July 31, 1995, the Company obtained approximately $42 million (net of debt repayments) in cash from financing activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the nine months ended April 30, 1996, the Company raised an additional $2.4 million through the issuance of secured convertible debt and $2.7 million through sales of unregistered common stock.

Through April 1996, the Company had obtained settlements for $11.3 million of approximately $14 million of unsecured trade debt obligated prior to March 18, 1995. Most of this debt was settled as part of an initial closing of the Company's Debt Restructuring Plan. In connection with this closing, the Company issued $781,000 of three year and $3.2 million of 20 year promissory notes and
1.5 million shares of Series B Preferred Stock valued at $3.0 million. The Company also paid $249,000 to the unsecured creditors who agreed to accept the 20 year promissory note as part of the settlement for their claims. In addition, the Company obtained one year extensions to March 25 and April 17, 1997 of the maturities of $13.0 of convertible debt.

It is management's intention to continue its debt restructuring and to seek additional financing through private placements as well as other means. As of June 12, 1996, however, the Company had no firm commitments to provide significant additional financing to the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash flows from operations for the foreseeable future may not be sufficient to enable the Company to meet its obligations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors as well as the future availability or inadequacy of financing to meet future needs, could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations, and/or seek protection under applicable state and federal bankruptcy and insolvency laws.


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                          July 31,           April 30,
                                            1995                1996
                                        -----------         -----------
                                                            (unaudited)

         Finished goods                 $    2,503           $    1,132
         Work-in-process                     1,566                  601
         Raw materials                       4,007                2,733
         Valuation adjustment               (3,244)              (2,145)
                                        -----------         -----------
                                        $    4,832           $    2,321
                                        ===========         ===========

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-term Debt and Other Financing

Notes and bonds  payable and  long-term  debt are comprised of the following (in thousands):
                                                                                    July 31,           April 30,
                                                                                      1995               1996
                                                                                 -------------        ------------
                                                                                                      (unaudited)

Series S secured convertible bonds,  interest at 10%, principal and interest due
March 25, 1997,  secured by personal  property of the parent Company.                 $ 8,500           $ 7,870

Convertible  subordinated  note - ITOCHU  Corporation,  interest  at prime rate,
principal and interest due June 10, 1997, unsecured.                                    4,880            4,880

Convertible  secured  notes  under a  Supplemental  Loan  Agreement  with ITOCHU
Corporation, interest at 10%, principal and interest due April 17, 1997, secured
by the personal property of the parent Company.                                         1,856             3,000

Series I secured convertible bonds,  interest at 10%, principal and interest due
March 25, 1997,  secured by the personal  property of the parent Company.               1,000             2,144

Convertible  secured  note,  interest  at 9% payable  quarterly,  principal  due
January 31, 1997, secured by certain machinery and equipment of acquired
subsidiary, Industrial Electric Vehicles, Inc.                                            982               979

Secured  promissory  note - Credit Managers  Association of America  ("CMAC") as exclusive agent for the Non-Qualified  Creditors,  interest at 3%, principal and interest due April 22, 1999, secured with an interest in a sinking fund escrow
held by CMAC.                                                                                               249

Secured subordinated promissory note - CMAC as exclusive agent for the Qualified
Creditors, interest at 3%, principal and interest due April 22, 1999, secured
with an interest in a sinking fund escrow held by CMAC.                                                     532

Secured  subordinated  promissory  note  -  CMAC  as  exclusive  agent  for  the
Non-Qualified  Creditors,  interest at 3% for five  years,  6% for two years and prime rate plus 3% for thirteen years, principal and interest due April 22,
2016, secured with an interest in a sinking fund escrow held by CMAC.                                     3,237


                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-term Debt and Other Financing
         (Continued)

                                                July 31,           April 30,
                                                  1995               1996
                                             --------------     ---------------
                                                                  (unaudited)

Other                                               152                  215
                                             --------------     ---------------
         Total notes and bonds payable           17,370               23,106

Less current portion                             17,370               14,208
                                             --------------     ---------------
         Total long-term debt                 $      -0-          $    8,898
                                             ==============     ===============

In August 1995, the Company issued $1,144,000 of Series I secured convertible bonds and received a matching $1,144,000 from Itochu Corporation pursuant to a Supplemental Loan Agreement dated April 13, 1995 between Itochu and the Company, whereby Itochu agreed to lend to the Company amounts equal to funds the Company receives from other outside lenders or investors up to a maximum of $3,000,000. Itochu had previously loaned the Company $1,856,000 under this agreement during the year ended July 31, 1995.

In April 1996, the Company issued two promissory notes due April 22, 1999, for $249,000 and $532,000 and one promissory note due April 22, 2016 for $3,237,000 to the Credit Managers Association of California ("CMAC") as the exclusive agent for certain unsecured creditors who settled with the Company in connection with its Debt Restructuring Plan.

The Company has not paid six interest payments due quarterly from January 31, 1995 through April 30, 1996 totaling approximately $133,000 causing an event of default on the convertible secured note issued in connection with the acquisition of Industrial Electric Vehicles, Inc. (formerly Nordskog Electric Vehicles, Inc.). As of June 12, 1996, the note holder has not yet exercised any of its remedies with respect to the acceleration of the principal and interest nor the collateral securing this note. The full amount of the note has been classified as a current liability as of July 31, 1995 and April 30, 1996 due to the event of default.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The matters addressed below, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.


GENERAL

U. S. Electricar, Inc. and Subsidiaries (collectively, the "Company") develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles, and a variety of off-road industrial vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. The Company's fiscal year ends July 31. All year references refer to fiscal years.

During 1994 and the first half of 1995, the Company's approach to its business was intended to establish manufacturing, marketing and support functions of a large scale company so that the transition from development and prototype activities to volume production of on-road electric vehicles could be made as quickly as possible once component parts design, systems integration and assembly processes were developed. The Company raised approximately $38 million to fund its activities during this period. However, the Company was not able to achieve volume production primarily because the development of such designs and processes was not completed prior to the Company's capital becoming severely depleted, which occurred in the second half of 1995. The Company incurred losses totaling $62,586,000 during 1994 and 1995 and $7,898,000 during the first nine months of 1996.

The Company was forced to severely curtail its operations in the second half of 1995 due to a lack of funds. Certain facilities were closed, operations were consolidated and major contracts were terminated. The Company initiated programs to restructure its debt and raise interim funding which continued through the first nine months of 1996.

During the first nine months of 1996, the Company restructured most of its debt and raised approximately $5 million in interim funding. However, its operations continued to be impacted by an insufficient amount of funds to adequately support its planned sales volumes and product development programs. In the third quarter of 1996, the Company curtailed the manufacture and sale of off-road industrial vehicles and reduced the carrying values of the assets associated with this product line.


LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses. Cash flows from operations have been extremely negative and have not been sufficient for the Company to meet its obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least the next two fiscal years.

During the nine months ended April 30, 1996, the Company spent $3,586,000 in cash on operating activities to fund the net loss of $7,898,000 resulting from factors explained in the following section of this discussion and analysis. In addition, during the third quarter of 1996, the Company used $335,000 for advances on the purchase of certain intellectual property assets. Inventories declined during the nine months ended April 30, 1996 by approximately $2.5 million primarily as a result of the Company's efforts to reduce its inventory of converted sedans and light trucks, and its inability to replenish stocks of raw material needed for current production due to a chronic shortage of available funds.

The operations of the Company during the nine months ended April 30, 1996 were financed primarily by $1,144,000 received from the issuance of Series I secured convertible bonds, a matching $1,144,000 received from Itochu Corporation pursuant to a Supplemental Loan Agreement dated April 13, 1995 and $2.7 million received from sales of unregistered common stock under Regulation S. In accordance with the Supplemental Loan Agreement, Itochu agreed to lend to the Company amounts under secured convertible notes equal to funds the Company receives from other outside lenders or investors up to a maximum of $3,000,000. Itochu had previously loaned the Company $1,856,000 under this Agreement during the preceding fiscal year.

The Company has not paid six interest payments due quarterly from January 31, 1995 through April 30, 1996 totaling approximately $133,000 causing an event of default on the convertible secured note issued in connection with the acquisition of Industrial Electric Vehicles, Inc. (formerly Nordskog Electric Vehicles, Inc.). As of June 12, 1996, the note holder has not yet exercised any of its remedies with respect to acceleration of the principal and interest nor the collateral securing this note. However, discussions have been initiated regarding a restructuring of this debt.

During 1995, the Company, the holders of its Series S and Series I secured convertible bonds and Itochu Corporation entered into agreements to restructure approximately $22 million of convertible debt. In July 1995, $8,200,000 of this debt was converted to common stock at $0.30 per share. Maturity dates of much of this debt were set or reset for either March 25 or April 17, 1996, and the conversion rate to acquire common stock for most of this debt was established at $0.30 per share. They also agreed that conversion of the remaining debt shall occur upon (1) the Company's election after a Debt Restructuring Plan has been accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, or (2) Itochu's sole election to cause conversion of this debt. In March 1996, the maturity dates of the Series S and Series I bonds were extended to March 25, 1997 and the maturity dates of the convertible secured notes due Itochu were extended to April 17, 1997.

During 1995, the Company fell behind significantly in its payments to suppliers and other creditors due to a chronic shortage of cash. In March 1995, an unofficial Creditors Committee under the auspices of the Credit Managers Association of California ("CMAC") was established to represent the interests of the unsecured creditors in structuring a workout of trade debt incurred before March 18, 1995 ("Debt Restructuring Plan"). In May 1995, the Company granted CMAC, as trustee for the unsecured creditors of the Company whose claims arose prior to March 18, 1995, a security interest in certain collateral of the Company.

At the Annual Meeting of Shareholders held in February 1996, the Company's shareholders gave approval for an increase in the number of authorized shares of common stock to 300 million and for authorization of a new series of preferred stock needed for its Debt Restructuring Plan.

Through April 1996, the Company had obtained settlements for $11.3 million of approximately $14 million of unsecured trade debt obligated prior to March 18, 1995. Most of this debt was settled as part of an initial closing of the Company's Debt Restructuring Plan. In connection with this closing, the Company issued $781,000 of three year and $3.2 million of 20 year promissory notes and
1.5 million shares of Series B Preferred Stock valued at $3.0 million. The Company also paid $249,000 to the unsecured creditors who agreed to accept the 20 year promissory note as part of the settlement for their claims. In addition, during the twelve months prior to the initial closing of the Debt Restructuring Plan, the Company had paid $284,000 to certain unsecured creditors in full settlement of their claims.

It is management's intention to continue its debt restructuring and to seek additional financing through private placements as well as other means. As of June 12, 1996, however, the Company had no firm commitments to provide significant additional financing to the Company.


IF THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OF ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

IN ADDITION, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED DURING THE REMAINDER OF 1996 AND IN 1997 AND 1998. AS OF JUNE 12, 1996, THE COMPANY HAD NO FIRM COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales declined $419,000, or 47%, in the third quarter of 1996 from the third quarter of 1995 and declined $7,305,000, or 68%, in the first nine months of 1996 from the first nine months of 1995. These declines in sales in the periods reported for 1996 were primarily due to the Company's inability to raise the funds necessary to support its operations at levels comparable to the corresponding periods of 1995.

The largest decline occurred in the converted sedan and light truck product line where there were no unit sales of vehicles in the third quarter of 1996; however, there was revenue of $108,000 (principally due to activities under long term contracts) in the third quarter of 1996, down 69% from the same quarter of 1995. Unit sales of vehicles for the first nine months of 1996 were 38 compared with 177 in the same period of 1995. Revenue from this product line was $1,494,000 in the first nine months of 1996, down 80% from the corresponding period of 1995. There were no sales of buses in the third quarter of 1996 compared with the sale of one bus in the third quarter of 1995. There were sales of two buses in the first nine months of 1996 for $284,000, down 54% from sales of five buses for $616,000 in the first nine months of 1995. Sales of off-road industrial vehicles and associated parts and service were $370,000 in the third quarter of 1996, down 24% from the same quarter of 1995, and sales of off-road industrial vehicles and associated parts and service were $1,711,000 in the first nine months of 1996, down 39% from the corresponding period of 1995. During the third quarter of 1996, the Company curtailed the manufacture and sale of off-road industrial vehicles.

Cost of sales as a percent of sales decreased slightly to 328.7% in the third quarter of 1996 from 357.7% in the third quarter of 1995 and cost of sales as a percent of sales decreased to 145.0% in the first nine months of 1996 from 169.5% in the same period of 1995. These improvements in cost of sales as a percent of sales for the periods in 1996 compared with the same periods in 1995 were primarily due to lower costs associated with the converted sedans and light trucks and with buses. Most of these vehicles sold in the first nine months of 1996 were produced in prior periods and placed in inventory at estimated net realizable values. The manufacturing costs in excess of estimated net realizable values were expensed in prior periods. Cost of sales in the third quarter of 1996 included a charge of $600,000 to increase reserves for inventories of off-road industrial vehicles in connection with the curtailment of the manufacture and sale of such vehicles.

Research and development expense in the third quarter of 1996 declined $667,000, or 62%, from the third quarter of 1995 and declined $4,928,000, or 81%, in the first nine months of 1996 from the first nine months of 1995 as a result of a substantial reduction by the Company of its technical resources. Following the end of the first half of 1995, the Company reduced its engineering staff and decreased its purchasing of technical services due to a severe lack of funds.

Selling, general and administrative expense in the third quarter of 1996 declined $1,745,000, or 41%, from the third quarter of 1995 and declined $7,856,000, or 60%, in the first nine months of 1996 from the first nine months of 1995 primarily as a result of significant reductions in selling, marketing and administrative staff and in the purchasing of various outside services and travel due to the aforementioned lack of funds.

Interest and financing fees in the third quarter of 1996 declined $1,255,000, or 73%, from the third quarter of 1995 and declined $4,051,000, or 75%, in the first nine months of 1996 from the first nine months of 1995. Interest and financing fees in the third quarter of 1995 included $1,170,000 and in the first nine months of 1995 included $3,780,000 of amortized fees associated with the issuance of $12,000,000 of Series S secured convertible bonds in September 1994. There was no amortization of fees associated with these bonds in the third quarter and first nine months of 1996 as all of the fees were fully amortized by March 1995, the original maturity date of the bonds.

The Company adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" effective in 1996. During the third quarter of 1996, the Company reduced the carrying values of certain long-lived assets to their estimated fair values in connection with the curtailment of the manufacture and sale of off-road industrial vehicles. This reduction resulted in a charge to operations of $894,000 in the current quarter for the impairment of long-lived assets.

The third quarter of 1995 included a provision of $2,594,000 and the first nine months of 1995 included a provision of $5,372,000 for facility closures, consolidation of operations and contract termination's as a result of the Company's decision to close many of its facilities and cancel several contracts due to a severe lack of funds.

In connection with the settlement of $11.3 million of unsecured trade debt under the Company's Debt Restructuring Plan, several unsecured creditors agreed to settle their claims for amounts less than original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $2,248,000 in the first nine months of 1996, of which $1,858,000 was recorded in the third quarter when the Company completed the initial closing of its Debt Restructuring Plan.

As a result of the forgoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss decreased $8,440,000, or 71%, from $11,942,000 in the third quarter of 1995 to $3,498,000 in the third quarter of 1996, and the net loss decreased $29,494,000, or 79%, from $37,392,000 in the first nine months of 1995 to $7,898,000 in the first nine months of 1996.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Future trends for the Company's revenue and profitability remain difficult to predict. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. In addition, as previously disclosed in this Form 10-Q, the Company's financial condition remains extremely precarious. The following discussion highlights certain of these risks.

GOING CONCERN/NET OPERATING LOSSES. The Company has experienced recurring losses from operations, use of cash from operations and had an accumulated deficit of $75,534,000 at April 30, 1996. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of June 12, 1996, the Company had no firm commitments from any person or entity to provide capital and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

CONTINUED LOSSES. For the fiscal years ended July 31, 1993, 1994 and 1995, the Company had substantial net losses of $2,607,000, $25,021,000 and $37,565,000, respectively, on sales of $863,000, $5,787,000 and $11,625,000, respectively. Through the first nine months of fiscal 1996, the Company lost an additional $7,898,000 on sales of $3,489,000.

NATURE OF INDUSTRY. The electric vehicle ("EV") industry is in its infancy. Although the Company believes that it has manufactured more electric vehicles than any other company in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (i) have produced design-concept electric vehicles, and/or (ii) have developed improved electric storage, propulsion and control systems, and/or
(iii) and are planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (A) future regulation and legislation requiring more use of non-polluting vehicles,
(B) the environmental consciousness of customers and (C) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines.

CHANGED LEGISLATIVE CLIMATE. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state imposed mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

PART 11. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       No litigation matters were filed against the Company during the three month period ending April 30, 1996. See Item 5 below.

ITEM 2.  CHANGES IN SECURITIES

       The Company has authorized five (5) million shares of a new series of preferred stock designated as Series B Convertible Preferred Stock ("Series B"). Series B has rights, preferences and privileges senior to the Series A Preferred Stock and Common Stock of the Company. For a full description of the Series B, see Exhibit 3.15, Restated and Amended Articles of Incorporation of U.S.
Electricar, Inc., a copy of which is attached hereto and made a part of this filing by this reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Nordskog: In connection with the acquisition on July 30, 1993 of Nordskog Electric Vehicles, Inc. (since renamed Industrial Electric Vehicles, Inc., hereinafter "IEVI"), the Company issued a $1,000,000 secured convertible promissory note due January 31, 1997 with interest at 9% payable quarterly (the "Nordskog Note"). The Nordskog Note is secured by certain machinery and equipment owned by IEVI. Six quarterly interest payments of $23,000 due on each of January 31, April 30, July 31, October 31, 1995, and January 31 and April 30, 1996, have not been paid and remained unpaid at June 14, 1996 causing an event of default under the Nordskog Note. As a result of the event of default, the holder of the Nordskog Note may, at its option, and upon written notice, declare the principal balance of the Nordskog Note, together with accrued interest thereon, to be due and payable immediately. As of June 12, 1996, the holder of the Nordskog Note has not yet exercised this option or given such written notice to the company, nor has the holder exercised any of its remedies with respect to the collateral securing the Nordskog Note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company's annual meeting of stockholders was held February 23, 1996. The following matters were voted upon at the annual meeting.

A. To approve an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock issuable by the Company from 100,000,000 to 300,000,000. The results of the voting were as follows:

         Number of common shares voted FOR                         39,788,716
         Percentage of common shares voted FOR1:                         65.5%
         Number of Series A Preferred Shares voted FOR              2,934,683
         Percentage of Series A shares voted FOR1                        55.5%

                                   Page 17/63
- - -------------------------------
1 Based on total number of shares outstanding as of the record date.

B. To approve an amendment to the Company's Articles of Incorporation to authorize the issuance of Series B Convertible Preferred stock. The results of the voting were as follows:

         Number of common shares voted FOR                         37,409,794
         Percentage of common shares voted FOR1:                         61.6%
         Number of Series A Preferred Shares voted FOR              2,900,874
         Percentage of Series A shares voted FOR1                        54.9%

C. To provide authorization for the Board of Directors to effect a reverse stock split of the company's common stock in a ratio of up to one-for-twenty, at any time until the next annual meeting of shareholders. The results of the voting were as follows:

         Number of common shares voted FOR                         39,151,561
         Percentage of common shares voted FOR1:                         64.6%
         Number of Series A Preferred Shares voted FOR              2,915,282
         Percentage of Series A shares voted FOR1                        55.2%

E. Election of seven (7) directors of the Company, each to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. The results of the voting were as follows:

         Each director received an affirmative vote of over 53% of the total number of shares outstanding.

F. To approve an amendment to the Company's 1993 Employee and Consultant Stock Plan (the "Plan") to increase the number of shares of common stock authorized for grant under the terms of the Plan from 15,000,000 to 30,000,000. The results of the voting were as follows:

         Number of common and Series A shares voted FOR            41,239,894
         Percentage of common and Series A shares voted FOR1:            91.7%

G. To ratify the selection of Moss Adams LLP as independent auditors of the Company for the fiscal year ended July 31, 1996. The results of the voting were as follows:

         Number of common and Series A shares voted FOR           44,615,671
         Percentage of common and Series A shares voted FOR1:           99.1%

ITEM 5:  OTHER INFORMATION.

                  On May 20, 1996, a suit was filed by a shareholder against the Company, one of its former officers, and a third party individual in the San Francisco Superior Court. The suit alleges that the individual made fraudulent and negligent misrepresentations to induce the shareholder to purchase shares of Company stock for $100,000; that the former officer concealed material facts from the shareholder; and that defendants (including the Company) all breached fiduciary duties to the shareholder. The complaint seeks compensatory damages, punitive damages, attorneys fees and costs, and other relief. The Company has not yet responded to the complaint; however, the Company believes the allegations against it are without merit, and the Company intends to seek dismissal of such claims.

                                   Page 18/63

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

                  (a) Exhibits: The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is hereby incorporated herein by reference.

                  (b) Reports on Form 8-K: Not applicable. The Company did not file any reports on Form 8-K during the three months ended April 30, 1996





                     [This space intentionally left blank.]





                                   Page 19/63

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ELECTRICAR, INC.
(Registrant)



         /s/ Roy Y. Kusumoto
- - ---------------------------------
By:      Roy Y. Kusumoto
         Chief Executive Officer, President and Acting Chief Financial Officer (Principal executive officer and principal financial and accounting officer)


Date:  June 12, 1996

[Exhibit Index follows.]


                                   Page 20/63



                                  EXHIBIT INDEX

Exhibit No.           Description                                                                       Page No.
- - -------------------------------------------------------------------------------------------------------------------

  3.15                Restated and Amended Articles of Incorporation of
                      U.S. Electricar filed March 18, 1996                                                  22

10.93                 Regulation S Common Stock Subscription Agreement
                      dated May 1, 1996, with Gerlach & Co.                                                 34

11.                   Statement re computation of per share earnings [losses]                               62

27.                   Financial Data Schedule                                                               63



                                   Page 21/63