Form 10-K
period 1996-07-31
US ELECTRICAR INC
filed 1996-11-12
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1996
                         Commission File Number 0-25184

                             U. S. ELECTRICAR, INC.
             (Exact name of registrant as specified in its charter)

            California                                  95-3056150
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

             5 Thomas Mellon Circle, San Francisco, California 94134 (Address of principal executive offices, including zip code)

                                 (415) 656-2400
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 5, 1996 was $8,465,402. For purposes of this calculation only, (i) shares of Common Stock and Series A and B Preferred Stock are deemed to have a market value of $0.27 per share, the average of the high bid and low ask prices of the Common Stock on November 5, 1996, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of November 5, 1996 was 127,168,477.

Documents Incorporated By Reference:
Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of shareholders to be held in February, 1997.

                              U.S. ELECTRICAR, INC.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business .........................................................    3

Item 2.  Properties .......................................................   12

Item 3.  Legal Proceedings ................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders...............   13

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................   13

Item 6.  Selected Financial Data...........................................   14

Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   15

Item 8.  Financial Statements and Supplementary Data.......................   19

Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure...................   19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................   20

Item 11. Executive Compensation............................................   20

Item 12. Security Ownership of Certain Beneficial Owners and Management....   20

Item 13. Certain Relationships and Related Transactions....................   20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..   21


SIGNATURES ................................................................   22


The matters addressed in this report on Form 10-K , with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

Item 1.  Business

General

         U.S. Electricar, Inc. (the "Company") was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994.

         Beginning in fiscal year 1994, the Company focused almost exclusively on the development, manufacture and distribution of battery powered electric vehicles on a large production scale. A significant portion of the Company's marketing and sales efforts for on-road electric vehicles (including sedans and light trucks) in fiscal 1994 and 1995 focused primarily on altering (commonly referred to as "converting" or "retrofitting") specific internal combustion vehicles to run on electric battery power for fleet operators. This market strategy was designed to avoid direct competition with major automobile manufacturers in the consumer markets. The Company devoted significant attention toward developing or acquiring technology necessary for this evolving business. In addition, through one of the Company's wholly-owned subsidiaries, the Company manufactured and sold a broad line of off-road industrial vehicles and produced and marketed electric powered on-road buses.

         In March 1995, the Company experienced a severe cash shortage due to a failure to obtain additional anticipated capital funding. In response to this lack of funding, the Company initiated steps to restructure its organization and operations in an effort to stabilize and improve the Company's financial condition. After March 1995, the Company focused its resources on the production of off-road industrial vehicles and on-road buses. The Company continues re-evaluating all aspects of its business, including each of its product lines, in view of its capital constraints as well as competitive market conditions.

         During 1996, the Company restructured most of its debt and raised approximately $5,300,000 in additional funding. Certain facilities were closed, operations were consolidated and major contracts were terminated. Despite the additional funding in 1996, the Company's operations continued to be impacted by an insufficient amount of funds to adequately support its planned sales volumes and product development programs. In the third quarter of 1996, the Company curtailed the manufacture and sale of off-road industrial vehicles. In September 1996, the Company disposed of a substantial portion of the assets and properties of the Company's wholly-owned subsidiary, Industrial Electric Vehicles, Inc. In October 1996, the Company acquired the assets of Systronix Corporation, a developer of fully integrated propulsion systems and related components for electric vehicles.

Debt Restructuring

         In March 1995, as a result of the Company's insolvency, the Company entered into agreements in March and April 1995 with the holders of its Series S and Series I secured convertible Bonds and with Itochu Corporation, to restructure this debt in the aggregate amount of approximately $22 million. The Company, Itochu and the holders of more than 75% of the outstanding principal under the Series S Bonds agreed to add the unpaid interest to principal, reset the maturity dates of the Series S Bonds and Itochu's note to March and April 1996, respectively, and for most of the debt establish a new conversion rate to common stock of $0.30 per share. They also agreed that conversion shall occur upon (1) a restructuring/repayment workout plan accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, which plan has been approved by the Company, or (2) Itochu's sole election to cause conversion of this debt. In March 1996, the maturity dates of the Series S and Series I bonds were extended to March 25, 1997. In June 1996, following satisfaction of the conditions precedent to such conversion as discussed below, approximately $13,000,000 of the Series S Bonds and Itochu secured notes were converted into the Company's common stock at $.30 per share.

         In April 1995, an informal committee of the Company's unsecured trade creditors was established, and in August 1995, this committee recommended for approval a voluntary restructuring of the Company's unsecured debt existing as of March 17, 1995. The terms of the restructuring plan were presented to all of the unsecured creditors in the second quarter of 1996 for their review and acceptance or rejection. The shareholders of the Company approved the issuance of the Company's Series B Preferred Stock in furtherance of this restructuring at the Company's annual shareholders meeting held in February 1996. As of February, 1996, the aggregate amount of the Company's outstanding unsecured debt, including principal and interest, was approximately $14,000,000, and there were approximately 600 unsecured creditors of the Company.

         The unsecured debt restructuring plan divided the creditors into two classes. Creditors are members of a class based on whether they qualify under applicable securities laws to receive restricted preferred stock of the Company in a private placement. Each creditor that did not so qualify was entitled to receive if the creditor so elected at the closing of the restructuring (i) cash in the amount of 10% of such creditor's debt, subject to available funds at that time, and, to the extent funds were not available, a three year promissory note, and (ii) a promissory note of the Company in an amount equal to 65% of its debt (the "Large Note"). This promissory note is payable over a twenty year period, and is secured with a "sinking fund" escrow account. The Company is required to deposit 10% of the proceeds of all financings during the twenty year period into the escrow account, subject to investor approval. Currently, approximately $720,000 has been deposited by the Company into the escrow account and paid to creditors.

         Each creditor who was eligible under securities laws to receive restricted preferred stock was entitled to receive if the creditor so elected at the closing (i) cash in the amount of 15% of such creditor's debt, subject to available funds at that time, and, to the extent funds were not available, a three year promissory note, and (ii) shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company having a value equal to the balance of its debt, at a conversion price of $2.00 per share. Each share of Series B Preferred Stock is initially convertible into 6.66 shares of Common Stock (subject to adjustment for stock splits, combinations, reclassifications and the like). The Series B Preferred Stock has certain liquidation and dividend rights prior and in preference to the rights of the Common Stock and Series A Preferred Stock.

         The Company will be required to make accelerated payments under the promissory notes if it is able to raise additional funds from investors, but only with the consent of such investors. In addition, the Company will not be allowed to pay any dividends on its outstanding shares of capital stock or to repurchase shares without the consent of a majority of the then outstanding principal held by creditors under the Large Note. The Company's Series B
Preferred Stock shareholders have the right to elect two members to the Company's Board of Directors.

         As of October 15th, 1996, the Company had obtained settlements for approximately $11.7 million of approximately $14 million of unsecured trade debt obligated prior to March 18th, 1995. The Company has issued approximately
$800,000 of three year and $3.3 million of 20 year promissory notes and 1.5 million shares of Series B Preferred Stock valued at $3.2 million. As of October 15th, 1996, approximately 280 creditors representing approximately $2.5 million in unsecured trade debt have not participated in the debt restructuring plan.

         TO THE EXTENT THAT THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE BANKRUPTCY AND INSOLVENCY LAWS. IN ADDITION, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED THROUGHOUT FISCAL 1997 AND BEYOND TO CONTINUE OPERATIONS.


Environmental Initiatives and Legislation

United States

         Following the state and federal elections in November, 1994, the changed legislative climate in the United States resulted in extensions and modifications to federal and state legislation which had defined the early market for alternative fuel and zero emission vehicles. Most significantly, the state of California decided to amend its timing for the mandated introduction of zero emission vehicles ("ZEV"). The amendment is defined below:

              California State Mandates for Zero-Emission Vehicles
         Applicable to Large & Intermediate-Volume Vehicle Manufacturers
                  Percentage of Vehicle Sales Which Must be ZEV

================================================================================
Year       Previous Legislation        Current Legislation as Amended
--------------------------------------------------------------------------------
1998                 2%                Provision for ZEV credits toward 2003
1999                 2%                Provision for ZEV credits toward 2003
2000                 2%                Provision for ZEV credits toward 2003
2001                 5%                Provision for ZEV credits toward 2003
2002                 5%                Provision for ZEV credits toward 2003
2003                 10%                                10%
================================================================================

The U.S. Department Of Energy ("DOE") also modified their rules governing how state fleets and utility fleets covered by the Energy Policy Act of 1992 ("EPAct") must comply with the EPAct's Alternative Fuel Transportation Program by making certain a percentage of light-duty vehicle purchases alternatively-fueled. Light-duty, for the purposes of the EPAct, is 8,500 lbs Gross Vehicle Weight Rating before aftermarket conversion. The rules went into effect on April 15, 1996 and the major revisions include:

1. A one-year shift in the statutory alternative fueled vehicle acquisition schedules.
2. An automatic exemption to allow time for a State to apply for an obtain approval of an Alternative State Plan for State fleets.
3. A revised definition of the statutory term "substantial portion" that omits smaller refiners from acquisition requirements and includes large, integrated producers and importers.
4.   The addition of "neat" biodiesel to the list of "alternative fuels".
5. A provision for the allocation of credits to State government fleets and covered fuel providers for newly-acquired medium- and heavy-duty alternative fueled vehicles (AFV's).

A fleet is covered by the EPAct if the fleet has 50 or more light-duty vehicles, not counting officially excluded vehicles (a category including such vehicles as law enforcement, emergency vehicles, and non-road vehicles).

The current revised acquisition formula as follows:

================================================================================
   Model Year          Covered Utility/Fuel               State Government

                          Provider Fleets                 Fleets
--------------------------------------------------------------------------------
1997                            30%                                10%

1998                            50%                                15%

1999                            70%                                25%

2000                            90%                                50%

2001                            90%                                75%
================================================================================


The Company believes that electric vehicle technology continues to offer a solution to achieve zero emission performance and to comply with current "clean air" legislation implementation deadlines. Electric vehicle performance requirements that are likely to be established will include vehicle range, load capacity, speed and acceleration characteristics, refueling/recharging time and operating cost per mile.

Relationships of Affiliated Companies

         In July 1993, the Company acquired all of the outstanding capital stock of Industrial Electric Vehicles, Inc. ("IEV"). IEV manufactured a broad line of off-road industrial electric vehicles, including three-wheeled supervisor carts, small trucks, inventory carriers and pickers, various personnel carriers and many other specialty type vehicles. IEV also developed and marketed a line of on-road electric buses. Effective as of September 5th, 1996, the Company disposed of substantially all of the assets of IEV. The assets sold included inventory, receivables, work-in-process, parts, furniture, fixtures, machinery, tools, tooling, supplies, computers, software, sales and marketing material, and equipment related to the industrial business. The Company retained certain international rights to market the industrial product line, and all rights to continue developing and marketing on-road electric buses. The sale was made to Legend Electric Vehicles, Inc., a California corporation. The principals of Legend include several former employees of the Company, including the manager of IEV.

         The fixed purchase price for the assets of IEV was One Million Eighty Thousand Dollars ($1,080,000). An additional, contingent amount not to exceed One Hundred Seventeen Thousand Dollars ($117,000), which reflects a portion of receivables collections, may also be paid. The fixed purchase price payment was made as follows:

         1. Buyer assumed, and was credited with, the principal amount of $1,004,504.00 outstanding under a Promissory Note ("Note") owed by the Company to the previous owners of the business, from whom the Company purchased the business. The previous owners, as holders of the Note, approved the assignment and assumption of the Note, and have released the Company from all obligations thereunder. The Note was secured by substantially all of the assets of IEV included in the sale transaction. The principal amount including interest outstanding under the Note was $1,004,504.00 on the date of sale. Since July 31, 1995, the Company had been in default on payment of the Note in the principal amount of $982,000 which constituted a portion of the purchase price for IEV's stock.

         2. Buyer agreed to assume, and was credited with, up to $88,000 of outstanding warranty obligations for a period of twelve months on claims submitted after the date of closing. The credit would not be reduced if actual warranty claims are less.

         Electricar International Limited ("Electricar International"), a wholly-owned subsidiary of the Company, operates as the distribution affiliate for the Company in certain countries, primarily countries in the Pacific Rim and Middle East regions (the "International Countries"). Pursuant to an
International Distribution Agreement ("IDA"), the Company had granted certain rights in the International Countries to one of the previous owners of Electricar International with respect to the distribution of the Company's and Electricar International's electric vehicles. On January 19th, 1996, the Company terminated the IDA based on the insolvency of the distributor, and based on the distributor's prior material breaches and defaults which were not cured after receipt of written notice from the Company.

         Livermore Research and Engineering Corporation ("Livermore R & E"), a wholly-owned subsidiary of the Company based in California, has been a research organization which has developed a comprehensive electric vehicle crashworthiness simulation capability. Livermore R & E uses DYNA3D, a non-linear computer generated crashworthiness testing and impact analysis software licensed to the Company, in designing computer generated analytical models to simulate physical crash tests on both metal and composite chassis/body systems on the Company's vehicles. The Company has been granted a non-exclusive license to use and modify the DYNA3D software. DYNA3D and any modifications to the software (other than certain special-purpose technical features and add-ons designed to improve its simulation capability for electric vehicle crashworthiness) remain the property of the grantor of the software and may not be redistributed outside the Company. Due to the Company's financial constraints, the activities of this subsidiary have been suspended.

         The two individuals from whom the Company purchased Livermore R & E were the lead developers of DYNA3D, and these individuals became employees of the Company in December 1993 to design the computer generated analytical models for the Company's vehicles. In June 1995, these employees resigned from the Company. The Company has continued association with these former employees through a consulting arrangement on an as-needed basis.

Products

         The Company's electric vehicle products presently include two converted on-road vehicles, a Geo Prism sedan and a Chevrolet S-10 pickup truck, a purpose-built on-road electric bus, a purpose-built light delivery truck, and specialty off-road vehicles such as inventory carriers and pickers and various personnel carriers.


On-Road Vehicles

         The Company's existing sales of on-road electric vehicles arise primarily from the Company's past focus on fleet niche markets. The Company's strategy in this business was to select specific, existing, internal combustion powered vehicles for conversion to electric power for large fleet users. The conversion first entails a redesign of significant components of the vehicle, including the power train and battery pack. The Company then converts these vehicles into electric vehicles for sale to fleet users. The Company selected Chevrolet S-10 trucks and Geo Prizm sedans for this program. As of July 31, 1996, the Company had converted and delivered to its customers approximately 210 on-road vehicles. The Company is re-evaluating its on-road conversion business in order to determine the continued viability of this product line. The Company currently intends, subject to available financial resources, to finish converting and selling its existing inventory of on-road vehicles.

         The Company has had discussions with several foreign manufacturers and government entities to develop and manufacture electric vehicles pursuant to license agreements, including a world light truck delivery vehicle, for specific worldwide markets and applications. The focus of these potential alliances is to develop products primarily for "in country" applications, whereby the goods manufactured would be used in the same local and regional area in which they were produced. The Company believes that the demand for electric vehicles in these markets will be influenced to a large extent by further developments in electric power infrastructure and government incentives in these markets. As of July 31, 1996, no such ventures or products exist.

         Through its IEV subsidiary, the Company produces on-road electric buses, including a 22 passenger shuttle bus. This bus uses light-weight composite panels to reduce weight and increase driving range. As of July 31, 1996, 22 of these buses have been sold and are presently operating.


Off-Road Vehicles

         The Company's line of off-road specialty electric vehicles produced by IEV include inventory carriers and pickers, various personnel carriers and other electric off-road specialty type vehicles. The Company is re-evaluating this product line in order to determine its continued viability. However, the Company continues, subject to financial resources to develop a line of purpose-built
(OEM) vehicles (such as those used for airline ground support) for testing and evaluation that may lead to a new product line of off-road vehicles. As of October 15, 1996, the Company has converted 6 airport ground support vehicles as part of a program with Southwest Airlines. In addition, the Company has also entered into prototype production of a 1.5 ton off-road electric delivery truck with initial marketing activities anticipated to occur in Mexico City.


Strategic Partnering And Technology Developments

         The Company has also made efforts to establish third-party distribution arrangements and align itself with various technology development companies and electric vehicle component manufacturers to complement its own expertise in the electric vehicle market. The Company has continued its efforts to implement a strategy to be a "systems integrator" by attempting to establish relationships to use other independently developed technology. The Company believes that its competitive advantage may be its ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices. The Company believes this strategy may, if successful, at least in the near term, reduce capital and research and development expenses to the extent other companies or organizations will fund these expenses.

         The Company believes that two of the principal component technologies relevant to a cost effective electric vehicle are the electric drive system and the battery/charging system. It is the Company's strategy to continuously review emerging technological developments and seek alliances with or, if sufficient additional capital funding can be obtained, complete acquisitions with companies that it perceives own the best proven technologies for incorporation into its electric vehicles. The Company's progress and current plans for each system are described below.


Electric Drive System

         The electric drive system consists of an electric motor and electronic controls that regulate the flow of electricity to and from the batteries (at various voltages and amperages) to propel the vehicle. Auxiliary vehicle functions (e.g., radio, lights, windshield wipers, etc.) are also powered by stored electrical energy similar to that of an internal combustion drive system. The Company presently utilizes drive systems for on-road cars and light trucks that employ either direct current ("DC") or alternating current ("AC"). The Company's buses and industrial vehicles presently use DC-powered drive systems.

         On October 25, 1996, the Company acquired all of the assets and certain liabilities of Systronix Corporation, located in Torrance, California. Systronix Corporation is a development stage company which was incorporated in September, 1994, and began research and development operations in January, 1995. Its goal was to become a leading developer of technologically advanced electric propulsion systems for electric vehicles. As a result of the acquisition, the Company is now in the process of validating its first propulsion system product, the Panther(TM) 60 alternating current (AC) drive train for light duty vehicles. Also under development is the Panther(TM) 120 system for buses and heavy duty vehicles, and the C20(TM) offboard charging system, the first of an intended family of rapid chargers for all sizes of electric vehicles. The aggregate purchase price for the Systronix assets acquired by the Company include the following terms of payment:

         1. The Company was credited with the amount of $1,020,000 towards the purchase price, which the Company had previously delivered to Systronix as a pre-payment of the purchase price;

         2. The Company delivered to Systronix a Promissory Note in the principal amount of $829,978.39, secured by the acquired assets pursuant to a security agreement. The Note bears interest at the rate of six percent (6% ) per annum and is due and payable (A) on, or before, November 19, 1996 and (B) in the amount of 45% of any additional financing received by the Company until paid in full, whichever occurs first. IN THE EVENT SAID NOTE IS NOT PAID IN FULL AS DISCUSSED ABOVE, SYSTRONIX HAS THE RIGHT TO RESCIND THE TRANSACTION THROUGH FORECLOSURE ON THE ASSETS.

         3. The Company delivered to Systronix a share certificate representing 2,700,000 shares of the Company's Common Stock, and to an Escrow Agent for the benefit of Systronix under an escrow arrangement a share certificate representing 1,100,000 shares of the Company's Common Stock;

         4. The Company was credited with certain loans, trade payables and other liabilities assumed in the approximate amount of $ 1,150,000, of which $500,000 owed to a non-U.S. person was converted into common stock pursuant to Regulation S at $0.30 per share in October, 1996.

         5. The Company issued pursuant to Regulation S as a finder fee a "cashless" exercise warrant for 2,000,000 shares of the Company's Common Stock. The terms and conditions of this warrant are substantially similar to the terms and conditions of the cashless exercise warrants discussed in Note 10 of the Notes to the Financial Statements, page F-27, below.

         6. In conjunction with this transaction, the Company has employed substantially all of the then-existing employees of Systronix Corporation. Pursuant to such employment, the Company has granted to these employees qualified and non-qualified stock options under the Company's 1996 Stock Option Plan. The options granted in the aggregate total approximately 10,400,000 options at an exercise price of $0.30 cents per share, subject to various vesting schedules with a substantial portion of the options vesting in 6-12 months. The Plan has been approved by the Board of Directors of the Company, and the Company anticipates presenting the Plan for shareholder approval at its next annual meeting.


Battery/Charging System

         Pursuant to a United States Department of Defense/ ARPA program, the Company is working with numerous battery manufacturers to "beta test" their new battery technologies. The Company believes that these new systems will allow
design  advantages  in  battery   placement,   weight   distribution,   and  car
crashworthiness.   Additionally,   the  Company  is  monitoring   other
battery innovations that may extend an electric vehicle driving range by up to 50% and permit a shorter recharging time. For electric buses, the Company has a "switch-out battery system" that allows for battery replacement in approximately ten (10) minutes, similar to the battery replacement on a cellular phone or portable drill.

International Market

         The Company believes that the international market for electric vehicles could become a significant source of revenue. In addition, the Company, in conjunction with one of its major international shareholders, has in development, and in prototype production, a light delivery truck that the Company believes may have broad market applications worldwide. Subject to existing valid and enforceable agreements, if any, the Company intends to test market its light delivery truck and several industrial vehicle lines in these international markets to evaluate the viability of continuing to develop these product lines.

Warranties/Customer Service Plan

         The Company believes that customer service and technical support capabilities should be important competitive factors for its business. The Company presently provides a limited one-year parts and labor warranty as a basic standard on all electric vehicle models, including the Geo Prism sedans. The Company attempts to obtain warranty coverage from its third-party suppliers which it would then be authorized to pass on to its customers. In addition, the Company has offered an extended limited warranty of up to three years under certain sales contracts for its Chevrolet S-10 trucks. The Company is now reviewing this warranty coverage for possible modification. At the present time, subject to available capital resources, it is also anticipated that Company maintenance personnel will continue to be available for field service calls as part of this warranty coverage for buses and conversion vehicles, with dealerships providing warranty service for industrial vehicles.

Market Profile

         The Company believes that the electric vehicle fleet market may offer a substantial available market for converted electric vehicles. For example, a 1988 study by the Center for the Biology of Natural Systems revealed that the average daily mileage of the federal government's 370,000 cars, vans and light trucks ranged from 25 to 50 miles per day. About 20% of this total fleet is replaced annually. In fiscal year 1992, the Federal government purchased about 80,000 light-duty cars, vans and trucks.

         The Company believes that during the period from 1993 through 1998, the major California investor-owned utilities will spend in excess of $300 million for electric vehicle and associated infrastructure development. In addition, utilities outside of California as well as many governmental entities are planning to spend significant funds for the development of the electric vehicle business. The California Council on Science and Technology in its 1992 Project California Report estimated that the size of the market in the U.S. for electric vehicles will grow to $8 billion in 2003 and to $24 billion in 2007.

Competitive Conditions

         The competition to develop and market electric vehicles has increased during the last fiscal year and is expected to continue to increase. The competition consists of development stage companies as well as major U.S. and international companies, including automobile manufacturers, utilities, and component and material suppliers. MANY OF THESE COMPANIES HAVE FINANCIAL, TECHNICAL, MARKETING, SALES, MANUFACTURING, DISTRIBUTION AND OTHER RESOURCES VASTLY GREATER THAN THOSE OF THE COMPANY. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that the Company will be able to successfully develop or market any such products.

         The development of other nonconventionally powered vehicles, such as compressed natural gas, poses a competitive threat to the Company in markets for low emission vehicles (LEVs) but not in markets where government mandates call for zero emission vehicles (ZEVs). Such nonconventionally powered vehicles have initial advantages over electric vehicles primarily in the areas of range, cost and weight. These advantages may decline over time as electric vehicles' costs decline with increased production and as advances in battery technology are made. An inherent disadvantage of LEVs versus ZEVs is that LEVs emit pollutants, even though at much lower levels than gasoline/diesel powered vehicles.

         To date, various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at various markets, both consumer and commercial. The critical role of technology in this market is demonstrated through several product offerings. Applied technologies range from DC motor drives to AC induction motor drives, from conversion vehicles to purpose-built
(OEM) vehicles, from lead-acid batteries to more advanced power storage technologies and from traditional materials to more advanced "composite" materials. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position the Company as a long term competitor in this industry by focusing on vehicle component integration, technology application and strategic partnerships.

         There are many entities, including governmental, quasi-governmental, non-profit and private organizations, involved in advancing research and development of electric vehicle and low-emission vehicle technologies. In addition, several consortia have formed to fund research on electric vehicle batteries: the United States Advanced Battery Consortium, an organization committed to funding a total of $260 million for battery research by 1998, which is financed by the United States Department of Energy, General Motors, Ford, Chrysler, and the Electric Power Research Institute; the Advanced Lead-Acid Battery Consortium, funded by North American lead manufacturers; and the New Energy Development Organization, a Japanese consortium funded by the Japanese government and certain Japanese battery manufacturers.

         The Company now competes in three broad product areas of the electric vehicle industry; (1) on-road cars and light trucks, (2) off-road trucks, (3) on-road buses and (4) off-road specialty industrial vehicles.

On-Road Cars and Light Trucks

         The Company competes with several other electric vehicle companies as well as the major automobile manufacturers, most all of whom have electric vehicle development programs. In addition, the major automobile manufacturers have resources vastly greater than the Company's and, as a result of various government mandates, are under pressure to develop and produce electric vehicles. As a result, they pose a significant competitive threat as well as opportunity for the Company. The Company's approach has been to attempt to work closely with the major automobile manufacturers so that the Company is positioned as an important resource for these major automobile manufacturers. As a result, the Company has been contracted by an off-shore OEM to explore the possibility of developing electric sedans.

         The conversion of gasoline powered cars and light trucks to electric power allowed the Company to enter the electric vehicle market sooner than if it had limited itself to purpose-built (OEM) electric vehicles; however, such conversions are expensive. Two major elements in the Company's plan to reduce the cost of its on-road electric vehicles were (i) to work with the major automobile manufacturers to provide the Company factory built vehicles without engines, transmissions and fuel systems (gliders), and (ii) to develop and manufacture light-weight, purpose-built (OEM) electric vehicles. To date, the Company has not been able to solidify the elements of this plan.


Off-Road Trucks

         The Company's customer and industry research in Mexico, the primary and initial market for the Company's light trucks, indicates there are four prime factors which are weighed most prominently in a new truck purchase decision: speed, payload, range and life-cycle cost. The Company's light truck is believed to be competitive, when compared to the current electric truck offerings of competitors, including Taylor-Dunn and Cushman.

The Company believes that in Mexico, where the light truck will operate as an "on-road" vehicle, penetration of the internal-combustion engine (ICE) truck market is also feasible. This is believed to be a 100,000 annual unit market in Mexico.

On-Road Buses

         The Company is presently aware of over ten companies intending to produce electric buses, approximately half of which are currently producing vehicles. CALSTART, a non-profit consortium of manufacturers, public utilities and local, state and federal agencies formed to promote the manufacture of electric vehicles in California, has contracted to have APS Systems and Bus Manufacturing, Inc. produce several electric buses. Specialty Vehicle Manufacturing Crop. currently offers several electric bus models. In addition, the Company expects the large bus manufacturers, such as Bluebird, Carpenter and Gillig, to become competitors.

Off-Road Industrial Vehicles

         The Company believes that the industrial off-road electric vehicle market is a mature, marginally differentiated industry with all of the top competitors offering comparable products at comparable prices. As a result, the Company divested its interests in the industrial business as previously discussed above. There are four prime U.S. competitors, the largest of which is Taylor-Dunn, holding approximately 50% of the market share, followed by Cushman, with approximately 25% of the market share, EZ-GO, with approximately 8% of the market share, and the Company, which held approximately 5% of the market share. Following the divesture of the industrial business, the Company continues to develop and market a select group of specialty vehicles including an in-factory delivery vehicle for express delivery companies, and airline ground support vehicles.

Research and Development

         The Company believes that continued timely development and introduction of new products are essential to establishing and maintaining a competitive advantage. The Company is currently focusing its limited development efforts primarily in the following areas:

        *Technical  proposal and program development under ARPA;
        *Power Control and Drive Systems and related technology;
        *Bus development;
        *Technology safety development/crash worthiness/structural analysis; and *Subsystem development (i.e., climate control, power management).

         Company funded research and development expense charged to operations in fiscal years, 1994, 1995 and 1996 were $7,724,000, $6,697,000 and $1,401,000, respectively.

         The Company is continually evaluating and updating the technology and equipment used in developing each of its products. The electric vehicle industry has only recently come into existence, and the technology involved in the industry is rapidly changing. There is limited experience in the operation and testing of electric vehicles and components, and the development of electric vehicle technology therefore involves inherent risks. Due to financial constraints, there is no assurance that the Company shall have the ability to stay competitive through its research and development efforts.

Department of Commerce Funding Award for Composite Components Development

         The Company was notified in November 1994 that it had been selected to receive an award of matching funds from the National Institute of Standards and Technology ("NIST") of the United States Department of Commerce in connection with a 5-year, $21.8 million program to stimulate development of a cost-effective composite manufacturing process for use in the production of lightweight, affordable, and safe electric vehicles. The Company and the other companies involved in the program have been unable to negotiate a suitable joint venture agreement as required by NIST. Due to the Company's financial difficulties, the Company withdrew from the NIST program in fiscal 1996.


Licenses, Patents and Trademarks

         The Company does not currently hold any patents, although it has submitted applications for a patent and several trademarks or servicemarks in the United States. For the foreseeable future, the Company believes that its success will not rely on its patent and trademark proprietary position. As the Company develops its own technology, the policy of the Company will be to apply for patents or for other appropriate statutory protection when it develops valuable new or improved technology. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued. In addition, the laws of any foreign country in which the Company elects to conduct business may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Backlog

         As of July 31, 1996, the Company's backlog of orders was approximately $1,200,000, of which approximately $200,000 was related to the off-road industrial electric vehicle business, which was sold by the Company in September, 1996. Most of the remaining backlog consisted of orders to finish converting and delivering the Company's existing inventory of on-road vehicles. As of July 31, 1995, the Company's backlog of orders was approximately $1,000,000. Backlog consists of orders for which shipments have not yet been made and unfilled portions of orders for which partial shipments have been made.

Employees

         As of July 31, 1996, the Company had 35 employees, including 15 in administration, 6 in engineering, research and development, 12 in manufacturing, and 2 in sales and service. This represents a reduction from a total of 86 employees as of July 31, 1995.

Item 2.   Properties

         The Company's corporate offices are located in San Francisco, California, in leased office space of approximately 6,800 square feet. The Company's administrative departments and senior level operations, including executive, legal, finance, planning, purchasing, personnel, and operations personnel, are housed in this location. These facilities are leased through October 1998 with early termination provisions at the election of the Company in October, 1997.

         Electricar's IEV subsidiary leased a 107,000 square foot production facility in Redlands, California. Following the Company's divesture of the IEV industrial business, this facility's lease, which expired on July 31, 1996, was assigned to the new owner. Pursuant to a month-to-month sublease, the Company manufactures specialty vehicles, buses and upfit (conversion) vehicles at this facility utilizing approximately one-fourth of floor space of the facility.

         The production capacity of the current bus manufacturing line is 8 buses per month. The Company is currently not in production. The conversion production line capacity is estimated at 16 units per month. The Company is
currently   converting   only   vehicles  in  its  existing   inventory  and  is
re-evaluating its conversion business in order to determine the continued viability of this product line.

Item 3.  Legal Proceedings

         Nineteen of the unsecured creditors of the Company have brought independent lawsuits in various courts in California, Connecticut, North Carolina and New York against the Company in connection with the Company's default on its debt obligations to such creditors, in the aggregate amount of approximately $650,000. These lawsuits seek damages for the amount of principal and interest due by the Company under the debt owed to such creditors, plus court costs and attorneys' fees. No individual creditor's claims exceed the amount of $121,700. Nine of the unsecured creditors have obtained judgments against the Company in the aggregate amount of approximately $450,000. The remaining suits are pending.

         The Company is currently in the process of restructuring its outstanding unsecured antecedent trade debt. A creditors' committee has been established to represent the antecedent unsecured creditors (including the creditors who have brought suit against the Company and other creditors who have not yet filed legal claims) in negotiating a settlement with the Company. It is intended and hoped that the restructuring will result in the settlement of a majority of the lawsuits filed and judgments obtained against the Company in connection with its unsecured debt. See "Item 1. Business -- Debt Restructuring."

         The Company reported in its report on Form 10-Q filed with the Commission for the quarterly period ended April 30, 1996 that on May 20, 1996, a suit was brought in San Francisco Superior Court by a shareholder, alleging that the shareholder was misled in the purchase of stock in the Company. The shareholder, Janet Poli, for Janet Poli IRA and for SERP Janet Poli Realty, named in the suit the Company, Mr. Ted Morgan, a previous officer of the Company, and Mr. Mark Neuhaus, an individual. The suit alleged that the individual made fraudulent and negligent misrepresentations to induce the shareholder to purchase shares of Company stock for $100,000; that the former officer concealed material facts from the shareholder; and that defendants (including the Company) all breached fiduciary duties to the shareholder. The complaint sought compensatory damages in an unspecified amount allegedly exceeding $1,000,000, punitive damages, attorneys fees and costs, and other relief. The Company and the previous officer of the Company filed a Demurrer to the First Amended Complaint which the Court sustained without leave to amend on October 15, 1996. On October 29, 1996, counsel for the shareholder filed a motion for reconsideration. The motion is scheduled for hearing on November 26, 1996. Counsel for the shareholder has also filed a motion to be relieved as counsel. The motion is scheduled for hearing on November 27, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's Common Stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers (NASD)
"Bulletin Board" under the symbol "ECAR." The following table sets forth the high and low prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                             Common Stock                        Average Daily
Fiscal 1995                  High/Low Bid - High/Low Asking          Volume
-----------                  ------------------------------      -------------
First Quarter . . . . . .    $5.14/$3.53 - $7.48/$5.26                 *
Second Quarter  . . . . .    $3.74/$2.08 - $6.01/$3.81                 *
Third Quarter . . . . . .    $1.43/$0.73 - $3.27/$1.48                 *
Fourth Quarter. . . . . .    $0.25/$0.10 - $1.85/$0.26                 *


                             Common Stock                        Average Daily
Fiscal 1996                  High/Low Bid - High/Low Asking         Volume
-----------                  ------------------------------      -------------
First Quarter . . . . . .    $0.15/$0.19 - $0.81/$0.17                 *
Second Quarter  . . . . .    $0.31/$0.35 - $0.91/$0.32                 *
Third Quarter . . . . . .    $0.29/$0.27 - $0.32/$0.30                 *
Fourth Quarter. . . . . .    $0.39/$0.37 - $0.42/$0.40                 *

*Volume information not available.

         On November 5, 1996, the last reported high/low bid prices of the Common Stock were $0. 23/$0.23 and the last reported high/low asking prices were $0.27/$0.26. As of November 5, 1996, there were approximately 1,515 holders of record of the Common Stock. In addition, as of November 5, 1996, the Company's Series A Preferred Stock was held by approximately 144 shareholders, many of whom are also Common Stock shareholders. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. However, the Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At July 31, 1996, the Company had an accumulated deficit of approximately $77 million and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain assets and other tests under Section 500 et seq. of the California Corporations Code.


Item 6.  Selected Financial Data

As of and for the fiscal year ended July 31, (in thousands, except per share data)

                                                  1996       1995        1994        1993        1992
                                                  ----       ----        ----        ----        ----
NET SALES                                      $  4,209    $ 11,625    $  5,787    $    863    $  1,220

COST OF SALES                                     5,370      20,210       6,372         802         848
                                               --------    --------    --------    --------    --------
GROSS MARGIN                                     (1,161)     (8,585)       (585)         61         372
                                               --------    --------    --------    --------    --------
OTHER COSTS AND EXPENSES
        Research and Development                  1,401       6,697       7,724         376          56
        Selling, general and administrative       5,608      13,952      12,638       1,953         791
        Interest and financing fees               1,890       5,732         339         146          80
        Other expense (income)                      740         449          17          24          24
        Market development expense                               77       3,718
        Facility closures and consolidations
        of operations                               701       2,378
                                               --------    --------    --------    --------    --------
        Total other costs and expenses           10,340      29,285      24,436       2,499         951
                                               --------    --------    --------    --------    --------
LOSS FROM CONTINUING OPERATIONS                 (11,501)    (37,870)    (25,021)     (2,438)       (579)
LOSS FROM DISCONTINUED OPERATIONS                                                      (169)       (203)
GAIN ON DEBT RESTRUCTURING                        2,147         305
                                               --------    --------    --------    --------    --------
NET LOSS                                       $ (9,354)   $(37,565)   $(25,021)   $ (2,607)   $   (782)
                                               ========    ========    ========    ========    ========
PER COMMON SHARE:
        Loss from continuing operations        $  (0.17)   $  (1.88)   $  (2.61)   $  (0.54)   $  (0.15)
        Loss from discontinued operations                                             (0.04)      (0.05)
        Gain on debt restructuring                 0.03        0.02
                                               --------    --------    --------    --------    --------
        Net loss per common share              $  (0.14)   $  (1.86)   $  (2.61)   $  (0.58)   $  (0.20)
                                               ========    ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               67,906      20,156       9,571       4,487       3,871
                                               ========    ========    ========    ========    ========
        Total Assets                           $  4,363    $ 10,230    $ 21,306    $  5,453    $    372
                                               ========    ========    ========    ========    ========
        Long-term debt                         $  3,987                $  9,980    $  1,020    $     31
                                               ========    ========    ========    ========    ========
        Shareholders' equity (deficit)         $(12,736)   $(24,760)   $  1,605    $  2,421    $   (424)
                                               ========    ========    ========    ========    ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed below, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

GENERAL

U. S. Electricar, Inc. and Subsidiaries (collectively, the "Company") develops, converts, assembles, manufactures and distributes battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles and a variety of off-road industrial and specialty vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. The Company's fiscal year ends July 31. All year references refer to fiscal years.

During 1994 and the first half of 1995, the Company's approach to its business was intended to establish manufacturing, marketing and support functions of a large scale company so that the transition from development and prototype activities to volume production of on-road vehicles could be made as quickly as possible once component parts design, systems integration and assembly processes were developed. The Company raised approximately $38 million to fund its activities during this period. However, the Company was not able to achieve volume production, primarily because the development of such designs and processes was not completed prior to the Company's capital becoming severely depleted, which occurred in the second half of 1995. The Company incurred losses totaling $62,586,000 during 1994 and 1995.

The Company was forced to severely curtail its operations in the second half of 1995 due to a lack of funds. Certain facilities were consolidated and major contracts were terminated. The Company initiated programs to restructure its debt and raise interim funding which continued through 1996.

During 1996, the Company restructured a significant portion of its debt and raised approximately $5 million in interim funding. However, its operations continued to be impacted by an insufficient amount of funds to adequately support its planned sales volumes and product development programs. The Company curtailed the manufacture and sale of off-road industrial vehicles in the third and fourth quarters of 1996 and reduced the carrying values of the assets associated with this product line. In 1996, the Company incurred a loss of $9,354,000.

In September 1996, a substantial portion of the assets of Industrial Electric Vehicles, Inc., (formerly Nordskog Electric Vehicles, Inc. (Nordskog), prior to its acquisition in July 1993 by the Company) were sold. Consideration for this sale included the assumption of, and release of liability for, the note payable that totaled $1,013,000 at July 31, 1996 to Nordskog.

The company also acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix) on October 25, 1996. For a description of the transaction, see Item 1, "Electric Drive System".

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses. Cash flows from operations have been extremely negative and have not been sufficient for the Company to meet its obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least the next two fiscal years.

During 1996, the Company spent $4,384,000 in cash on operating activities to fund the net loss of $9,354,000 resulting from factors explained in the following section of this discussion and analysis. In addition, during the third and fourth quarters of 1996, the Company used $1,015,000 for advances on the purchase of certain intellectual property assets. Inventories declined during 1996 by approximately $4.9 million primarily as a result of the Company's efforts to reduce its inventory of converted sedans and light trucks, and its inability to replenish stocks of raw material needed for current production due to a chronic shortage of available funds.

The operations of the Company during 1996 were financed primarily by $1,144,000 received from the issuance of Series I secured convertible bonds, a matching $1,144,000 received from Itochu Corporation pursuant to a Supplemental Loan Agreement dated April 13, 1995, short term notes totaling $320,000 from private parties, and $2.7 million received from sales of unregistered common stock under Regulation S. In accordance with the Supplemental Loan Agreement, Itochu agreed to lend to the Company amounts under secured convertible notes equal to funds the Company receives from other outside lenders or investors up to a maximum of $3,000,000. Itochu had previously loaned the Company $1,856,000 under this Agreement during the preceding fiscal year.

The Company has not paid seven interest payments due quarterly from January 31, 1995 through July 31, 1996 totaling approximately $147,000 causing an event of default on the convertible secured note issued in connection with the acquisition of Industrial Electric Vehicles, Inc. (formerly Nordskog Electric Vehicles, Inc.). In September 1996, the Company sold the assets and certain liabilities of the industrial electric vehicle business to a group consisting of former employees of the Company. Part of the consideration for this sale was the assumption of this note by the buyers and the release of the Company from the principal amount of the note. The $147,000 accrued interest has been converted to a new note payable.

During 1995, the Company, the holders of its Series S and Series I secured convertible bonds and Itochu Corporation entered into agreements to restructure approximately $22 million of convertible debt. In July 1995, $8,200,000 of this debt was converted to common stock at $.30 per share. Maturity dates of much of this debt were set or reset for either March 25 or April 17, 1996, and the conversion rate to acquire common stock for most of this debt was established at $.30 per share. They also agreed that conversion of the remaining debt shall occur upon (1) the Company's election after a Debt Restructuring Plan has been accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, or (2) Itochu's sole election to cause conversion of this debt. In March 1996, the maturity dates of the Series S and Series I bonds were extended to March 25, 1997 and the maturity dates of the convertible secured notes due Itochu were extended to April 17, 1997. In June 1996, $13 million of the debt was converted to common stock, of which approximately $12.5 million was issued pursuant to Regulation S.

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

Through July 1996, the Company had obtained settlements for $11.7 million of approximately $14 million of unsecured trade debt obligated prior to March 18, 1995. In connection with the settlements, the Company issued $817,000 of three year and $3.3 million of 20 year promissory notes and 1.6 million shares of Series B Preferred Stock valued at $3.2 million. The company also paid $418,000 to the unsecured creditors who agreed to accept the 20 year promissory note as part of the settlement for their claims. In addition, during the twelve months prior to the initial closing of the Debt Restructuring Plan, the Company had paid $284,000 to certain unsecured creditors in full settlement of their claims.

It is management's intention to continue its debt restructuring and to seek additional financing through private placements as well as other means. As of November 5, 1996, however, the Company had no firm commitments to provide significant additional financing to the Company.

IF THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OF ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

IN ADDITION, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED DURING 1997 AND 1998. AS OF NOVEMBER 5, 1996, THE COMPANY HAD NO FIRM COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS

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

RESULTS OF OPERATIONS

Net sales of $4,209,000 for the year declined $7,416,000, or 63.8% from 1995. These declines in sales for 1996 were primarily due to the Company's inability to raise the funds necessary to support its operations at levels comparable to the corresponding periods of 1995. Net sales in 1995 increased $5,838,000, or 100.9%, over 1994, and the increase was entirely due to increased sales of light trucks and sedans, while the sales of buses declined approximately 60%

A decline of $5.8 million in sales of light trucks and sedans accounted for most of the decrease from 1995 sales. Sales of industrial vehicles, parts and accessories declined by $1.3 million from 1995. The manufacture and sales for all product lines was limited in 1996 by the shortage of available funds. The Company curtailed the manufacture and sale of off-road industrial vehicles in the third and fourth quarters.

Cost of sales as a percent of sales decreased to 127.6% for the year of 1996 from 173.8% for 1995, after having increased from 110.1% in 1994. These improvements in cost of sales as a percent of sales for 1996 compared with 1995 were primarily due to lower costs associated with the converted sedans and light trucks and with buses. Most of these vehicles sold in 1996 were produced in prior periods and placed in inventory at estimated net realizable values. The manufacturing costs in excess of estimated net realizable value were expensed in prior periods. Inventory write-downs for obsolescence impacted the results for 1995. In addition to the inventory write-downs in 1995, the increase in costs from 1994 was caused by high unit costs for raw materials due to small order quantities and rush orders and also by higher than normal wastage caused by the rapid build-up of production and subsequent rapid scaling back of production due to lack of funds.

Research and development expense of $1,401,000 in 1996 declined $5,296,000, or 79.1% from 1995. The decline is the result of a substantial reduction of technical resources by the Company. During the last half of 1995 and through 1996, the Company has reduced its engineering staff and decreased its purchasing of technical services due to a severe lack of funds. Research and development expense declined approximately 15% in 1995 from 1994, with all of the decline coming in the second half of 1995 in connection with the downsizing of the Company as described above.

Selling, general and administrative expense of $5,608,000 in 1996 declined $8,344,000, or 59.8%, from 1995. The decline was primarily a result of significant reductions in selling, marketing and administrative staff and reductions in the purchasing of various outside services and travel due to the aforementioned lack of funds. Selling, general and administrative expenses increased $1,314,000 or 10.4%, in 1995 over 1994. This represented a substantial increase during the first half of 1995 as a result of a continuation of the Company's expansion efforts and a decline in the second half in connection with the downsizing of the Company desribed above.

Interest and financing fees for the year of 1996 were $1,890,000, which was a decline of $3,842,000, or 67.0% from 1995. Interest and financing fees in 1995 included $3,780,000 of amortized fees associated with the issuance of $12,000,000 of Series S secured convertible bonds in September 1994. There was no amortization of fees associated with these bonds in 1996 as all of the fees were fully amortized by March 1995, the original maturity date of the bonds.

In 1995, interest and financing fees increased 17 times over 1994 to $5,732,000 due to significantly greater borrowings needed to help fund the Company's aggressive expansion programs. The increase in 1995 was due to a full year of interest on the $8,980,000 note to Itochu, interest on $12,000,000 of Series S bonds issued in September 1994, and the amortization of financing fees associated with these borrowings.

The Company adopted FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" effective in 1996. In 1996, the Company reduced the carrying values of certain long-lived assets to their estimated fair values in connection with the curtailment of the manufacture and sale of off-road industrial vehicles. The assets included were part of the Industrial Electric Vehicle business which was subsequently sold in September 1996. This reduction resulted in a charge to operations of $680,000. .

The results for 1996 included a provision of $701,000, and the results for 1995 included a provision of $2,378,000, for facility closures, consolidation of operations and contract terminations as a result of the Company's decision to close many of its facilities and cancel several contracts due to a severe lack of funds.

In connection with the settlement of $11.7 million of unsecured trade debt under the Company's Debt Retructuring Plan, several unsecured creditors agreed to settle their claims for amounts less than the original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $2,147,000 in 1996.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $9,354,000 for the year decreased $28,211,000 or 74.6% from $37,565,000 in 1995, while the
Company's net loss increased $12,544,000, or 50.1%, from 1994.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Future trends for the Company's revenue and profitability remain difficult to predict. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. In addition, as previously disclosed in this Form 10-K, the Company's financial condition remains extremely precarious. The following discussion highlights certain of these risks.

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $76,990,000 at July 31, 1996. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of November 5, 1996, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1994, 1995 and 1996, the Company had substantial net losses of $25,021,000, 37,565,000 and $9,354,000, respectively on sales of $5,787,000, $11,625,000 and $4,209,000, respectively.

Nature of Industry. The electric vehicle ("EV") industry is in its infancy. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting vehicles, (b) the environmental consciousness of customers and (c) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

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




Item 8.   Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.





(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART III

Item 10. Directors and Executive Officers of the Registrant

   The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Election of Directors" and "Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held in February 1997.

Item 11. Executive Compensation

   The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for its annual meeting of shareholders to be held in February 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held in February 1997.

Item 13. Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting shareholders to be held in February 1997.


(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)1. Financial Statements

         The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page 23.

   (a)2. Financial Statement Schedules

         No financial statement schedules are filed as a part of this report.

   (a)3. Exhibits

   The exhibits filed herewith or incorporated by reference to exhibits previously filed with the Commission are identified in the Exhibit Index attached hereto on page E-1. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

   (b) Reports on Form 8-K

The Company filed a report on Form 8-K with the Commission on September 19, 1996 reporting the sale of substantially all of the assets of its wholly-owned subsidiary, Industrial Electric Vehicles, Inc. The Company filed a report on Form 8-K with the Commission on August 20 1996 reporting the execution of a Memorandum of Understanding with Systronix Corporation for the purchase by the Company of the assets of Systronix.

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on November 5, 1996.

U.S. ELECTRICAR, INC.

By:      /s/ Roy Kusumoto
         ---------------------------------------------
         Roy Y. Kusumoto, Chief Executive Officer,
         President, and Acting Chief Financial Officer

                                POWER OF ATTORNEY
         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, severally and not jointly, Roy Kusumoto and Carl D. Perry, with full power to act alone, his true and lawful attorneys-in-fact, with full power of substitution, and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                        Title                      Date
---------                        -----                      ----

/s/ Roy Y. Kusumoto              President, Chief              November 5, 1996
----------------------------     Executive Officer,
Roy Y. Kusumoto                  and Director (Principal
                                 Executive Officer and
                                 Principal Financial
                                 and Accounting Officer).


/s/ Carl D. Perry                Executive Vice                 November 5, 1996
----------------------------     President and Director
Carl D. Perry


/s/ James S. Miller              Director                       November 5, 1996
----------------------------
James S. Miller


/s/ Malcolm R. Currie, Ph.D.     Director                       November 5, 1996
----------------------------
Malcolm R. Currie, Ph.D.


/s/ Edwin O. Riddell             Director                       November 5, 1996
----------------------------
Edwin O. Riddell


/s/ David A. Ishag               Director                       November 5, 1996
----------------------------
David A. Ishag

--------------------------------------------------------------------------------


                    U. S. ELECTRICAR, INC., AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE

INDEPENDENT AUDITOR'S REPORT..............................................F-1

CONSOLIDATED BALANCE SHEETS - JULY 31, 1996 AND 1995......................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS -
     YEARS ENDED JULY 31, 1996, 1995 AND 1994.............................F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -
     YEARS ENDED JULY 31, 1996, 1995 AND 1994.............................F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     YEARS ENDED JULY 31, 1996, 1995 AND 1994.............................F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................F-11


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
U. S. Electricar, Inc., and Subsidiaries


We have audited the accompanying consolidated balance sheets of U. S. Electricar, Inc., and Subsidiaries (Company), as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1994, were audited by other auditors whose report on those statements, dated October 17, 1994, included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated balance sheets as of July 31, 1996 and 1995, and the related statements of operations, stockholders' deficit and cash flows for the years then ended, present fairly, in all material respects, the financial position of the Company as of July 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its inability to generate sufficient cash flows to sustain operations and meet its obligations, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ MOSS ADAMS LLP



Santa Rosa, California
October 23, 1996, except for Note 3 which is as of October 29, 1996


                                                                        Page F-1

PRIOR AUDITOR'S REPORT

The Company has been unable to obtain the consent of their prior auditors, Deloitte & Touche LLP, to include their auditor's report which was dated October 17, 1994, of the consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended July 31, 1994. The original report was included in Amendment No. 1 to Form 10 as filed with the Securities and Exchange Commission on January 27, 1995.





                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                             (In thousands, except for share and per share data)

--------------------------------------------------------------------------------

July 31,                                                       1996       1995
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                   $    13    $   319
  Accounts receivable, net of allowance for
    doubtful accounts of $596 and $503                            856      1,364
  Inventory                                                     2,387      4,832
  Prepaids and other current assets                               184        375
                                                              -------    -------
      Total current assets                                      3,440      6,890

PROPERTY, PLANT AND EQUIPMENT                                     835      3,112

INTANGIBLE ASSETS, net of amortization of $18 in 1995            --           29

OTHER ASSETS                                                       88        199
                                                              -------    -------

      Total assets                                            $ 4,363    $10,230
                                                              =======    =======


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-3


                                                                          U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                           CONSOLIDATED BALANCE SHEETS (Continued)

                                                               (In thousands, except for share and per share data)
-----------------------------------------------------------------------------------------------------------------


July 31,                                                                             1996                  1995
-----------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                              $  2,868              $ 11,082
     Accrued payroll and related expenses                                               441                   410
     Accrued warranty reserve                                                         1,156                 1,358
     Reserve for lease terminations                                                     112                   770
     Accrued interest                                                                   208                 1,378
     Other accrued expenses                                                             721                 1,086
     Deferred revenues                                                                  250                  --
     Customer deposits                                                                   73                   763
     Current maturities of long-term debt                                             7,283                17,370
                                                                                   --------              --------
             Total current liabilities                                               13,112                34,217
                                                                                   --------              --------

LONG-TERM DEBT, less current maturities                                               3,987                  --
                                                                                   --------              --------
ROYALTIES PAYABLE                                                                      --                     773
                                                                                   --------              --------
STOCKHOLDERS' DEFICIT
     Series A preferred stock - no par value; 30,000,000
         shares authorized; 4,010,000 and 6,275,000 shares
         issued and outstanding in 1996 and 1995, respectively;
         liquidating preference $0.60 per share                                       2,983                 5,148
         aggregating $5,612 and $3,765, respectively
     Series B preferred stock - no par value; 5,000,000 shares
         authorized; 1,587,000 shares issued and outstanding                          3,175                  --
     Stock notes receivable                                                          (1,061)                 (987)
     Common stock - no par value; 300,000,000 and
         100,000,000 shares authorized in 1996 and 1995,
         respectively; 120,220,000 and 55,223,000 shares
         issued and outstanding in 1996 and 1995                                     59,157                38,715
     Accumulated deficit                                                            (76,990)              (67,636)
                                                                                   --------              --------
             Total stockholders' deficit                                            (12,736)              (24,760)
                                                                                   --------              --------
             Total liabilities and stockholders' deficit                           $  4,363              $ 10,230
                                                                                   ========              ========


The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------

                                                                      U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           (In thousands, except for share and per share data)
--------------------------------------------------------------------------------------------------------------

Years Ended July 31,                                       1996                   1995                   1994
                                                                                                 ------------
NET SALES                                          $      4,209           $     11,625           $      5,787

COST OF SALES                                             5,370                 20,210                  6,372
                                                   ------------           ------------           ------------

GROSS MARGIN                                             (1,161)                (8,585)                  (585)
                                                   ------------           ------------           ------------
OTHER COSTS AND EXPENSES
     Research and development                             1,401                  6,697                  7,724
     Selling, general and administrative                  5,608                 13,952                 12,638
     Interest and financing fees                          1,890                  5,732                    339
     Other expense                                          740                    449                     17
     Market development expense                            --                       77                  3,718
     Facility closures and consolidation
         of operations                                      701                  2,378                   --
                                                   ------------           ------------           ------------

             Total other costs and expenses              10,340                 29,285                 24,436
                                                   ------------           ------------           ------------

LOSS FROM CONTINUING OPERATIONS                         (11,501)               (37,870)               (25,021)

GAIN ON DEBT RESTRUCTURING                                2,147                    305                   --
                                                   ------------           ------------           ------------

NET LOSS                                           $     (9,354)          $    (37,565)          $    (25,021)
                                                   ============           ============           ============
PER COMMON SHARE
     Loss from continuing operations               $      (0.17)          $      (1.88)          $      (2.61)
     Gain on debt restructuring                            0.03                   0.02                   --
                                                   ------------           ------------           ------------
             Net loss per common share             $      (0.14)          $      (1.86)          $      (2.61)
                                                   ============           ============           ============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                     67,905,941             20,156,417              9,571,134
                                                   ============           ============           ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------------------------------------

                                                                                U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                Years Ended July 31, 1996, 1995 and 1994
                                                                                                          (In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                   PREFERRED STOCK
                                                            -------------------------------------
                                                                 SERIES A             SERIES B          COMMON STOCK
                                                            ------------------    ---------------     ------------------
                                                            SHARES     AMOUNT     SHARES   AMOUNT     SHARES     AMOUNT
                                                            ------    --------    ------   ------     ------    --------
BALANCE, JULY 31, 1993                                      7,434    $  4,408       --     $ --        5,839    $  4,063
PREFERRED STOCK TRANSACTIONS
  Private offerings (net of $291 issuance costs)            2,325       2,615       --       --         --          --
  Exercise of warrants                                        875         862       --       --         --          --
  Stock for services                                           34          28       --       --         --          --
  Conversion of subordinated debentures                        72          42       --       --         --          --
COMMON STOCK TRANSACTIONS
  Asset purchase                                             --          --         --       --        1,000       1,250
  Purchase of research company                               --          --         --       --          215         269
  Purchase of co-owner's interest in joint venture           --          --         --       --        1,060       2,968
  Sales under Regulation S Subscription
    Agreement (net of $687 issuance costs)                   --          --         --       --        3,141       8,320
  Sales to ITOCHU Corporation
    (net of $361 issuance costs)                             --          --         --       --        2,150       5,659
  Exercise of warrants and options
    (net of $27 issuance costs)                              --          --         --       --          632         538
  Conversions of Series A preferred stock                  (1,387)       (837)      --       --        1,387         837
  Stock for Services                                         --          --         --       --           57          82
  Other stock sales for cash, notes receivable
    and conversion of debt                                   --          --         --       --           37          35
COMPENSATION RECOGNIZED FOR STOCK OPTIONS                    --          --         --       --         --         1,551
INTEREST RECOGNIZED FOR STOCK WARRANTS                       --          --         --       --         --            80
INTEREST ON STOCK NOTES RECEIVABLE                           --          --         --       --         --          --
NET LOSS                                                     --          --         --       --         --          --
                                                         --------    --------     ------   ------   --------     -------

BALANCE, JULY 31, 1994                                      9,353       7,118       --       --       15,518      25,652

COMMON STOCK TRANSACTIONS
  Excess of fair market value over
    exercise price of warrants                               --          --         --       --         --         1,920
  Sales under Regulation S Subscription
    Agreement (net of $171 issuance
     costs) for cash                                         --          --         --       --        9,000         729
  Conversion of note payable (net of
    $151 issuance costs)                                     --          --         --       --       13,667       3,949
  Conversion of Series S Convertible Bonds                   --          --         --       --       13,667       4,100
  Cancellation of Stock Note Receivable
    (shares held as collateral)                              --          --         --       --         (450)       (180)
  Exercise of warrants and options for
    cash and notes receivable                                --          --         --       --          664         174
  Conversions of Series A preferred stock                (3,078)     (1,970)        --       --        3,078       1,970
  Stock for services                                         --          --         --       --           79         201

COMPENSATION RECOGNIZED FOR STOCK OPTIONS                    --          --         --       --         --           200

INTEREST ON STOCK NOTES RECEIVABLE                           --          --         --       --         --          --

NET LOSS                                                     --          --         --       --         --          --
                                                       --------    --------       ------   ------   --------     -------
BALANCE, JULY 31, 1995                                    6,275       5,148       --       --        55,223        38,715


The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------

                                                                                U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                Years Ended July 31, 1996, 1995 and 1994
                                                                                                          (In thousands)
------------------------------------------------------------------------------------------------------------------------

                                                                  STOCK NOTES       ACCUMULATED
                                                                   RECEIVABLE         DEFICIT             TOTAL
                                                                   ----------         ------              -----
BALANCE, JULY 31, 1993                                             $ (1,000)          $ (5,050)       $  2,421
PREFERRED STOCK TRANSACTIONS
  Private offerings (net of $291 issuance costs)                       --                 --             2,615
  Exercise of warrants                                                 --                 --               862
  Stock for services                                                   --                 --                28
  Conversion of subordinated debentures                                --                 --                42
COMMON STOCK TRANSACTIONS
  Asset purchase                                                       --                 --             1,250
  Purchase of research company                                         --                 --               269
  Purchase of co-owner's interest in joint venture                     --                 --             2,968
  Sales under Regulation S Subscription
    Agreement (net of $687 issuance costs)                             --                 --             8,320
  Sales to ITOCHU Corporation
    (net of $361 issuance costs)                                       --                 --             5,659
  Exercise of warrants and options
    (net of $27 issuance costs)                                        --                 --               538
  Conversions of Series A preferred stock                              --                 --              --
  Stock for Services                                                   --                 --                82
  Other stock sales for cash, notes receivable
    and conversion of debt                                              (14)              --                21
COMPENSATION RECOGNIZED FOR STOCK OPTIONS                              --                 --             1,551
INTEREST RECOGNIZED FOR STOCK WARRANTS                                 --                 --                80
INTEREST ON STOCK NOTES RECEIVABLE                                      (80)              --               (80)
NET LOSS                                                               --              (25,021)        (25,021)
                                                                   --------           --------        --------

BALANCE, JULY 31, 1994                                               (1,094)           (30,071)          1,605

COMMON STOCK TRANSACTIONS
  Excess of fair market value over
    exercise price of warrants                                         --                 --             1,920
  Sales under Regulation S Subscription
    Agreement (net of $171 issuance
     costs) for cash                                                   --                 --               729
  Conversion of note payable (net of
    $151 issuance costs)                                               --                 --             3,949
  Conversion of Series S Convertible Bonds                             --                 --             4,100
  Cancellation of Stock Note Receivable
    (shares held as collateral)                                        180                --              --
  Exercise of Warrants and options for
    cash and notes receivable                                          (16)               --               158
  Conversions of Series A preferred stock                              --                 --              --
  Stock for services                                                   --                 --               201

COMPENSATION RECOGNIZED FOR STOCK OPTIONS                              --                 --               200

INTEREST ON STOCK NOTES RECEIVABLE                                     (57)               --               (57)

NET LOSS                                                               --              (37,565)        (37,565)
                                                                  --------            --------         --------
BALANCE, JULY 31, 1995                                                (987)            (67,636)        (24,760)





The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------

                                                                                  U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) (Continued)
                                                                                  Years Ended July 31, 1996, 1995 and 1994
                                                                                                            (In thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                 PREFERRED STOCK
                                                 ----------------------------------------------
                                                       SERIES A                   SERIES B               COMMON STOCK
                                                 -------------------         -----------------       ---------------------
                                                 SHARES       AMOUNT         SHARES      AMOUNT      SHARES         AMOUNT
                                                 ------       ------         ------      ------      ------         ------
PREFERRED STOCK TRANSACTION
  Conversion of unsecured debt                     --            --           1,587        3,175         --           --

COMMON STOCK TRANSACTIONS
  Sales under Regulation S subscription
    agreement                                      --            --            --           --         10,670        2,701
  Exercise of warrants                             --            --            --           --            220           28
  Conversion of Series S Bonds and
    accrued interest                               --            --            --           --         43,214       12,964
  Conversion of Series I Bonds and
    accrued interest                               --            --            --           --          7,913        2,374
  Conversion of Series A preferred stock         (2,265)       (2,165)         --           --          2,265        2,165
  Conversion of debt                               --            --            --           --            715          210

INTEREST ON STOCK NOTES RECEIVABLE                 --            --            --           --           --           --

NET LOSS                                           --            --            --           --           --           --
                                                -------       -------       -------      -------      -------      -------

BALANCE, July 31, 1996                            4,010       $ 2,983         1,587      $ 3,175      120,220      $59,157
                                                =======       =======       =======      =======      =======      =======




                                              STOCK NOTES  ACCUMULATED
                                              RECEIVABLE     DEFICIT     TOTAL
                                              ----------     -------     -----
PREFERRED STOCK TRANSACTION
  Conversion of unsecured debt                     --          --         3,175

COMMON STOCK TRANSACTIONS
  Sales under Regulation S subscription
    agreement                                      --          --         2,701
  Exercise of warrants                             --          --            28
  Conversion of Series S Bonds and
    accrued interest                               --          --        12,964
  Conversion of Series I Bonds and
    accrued interest                               --          --         2,374
  Conversion of Series A preferred stock           --          --          --
  Conversion of debt                               --          --           210

INTEREST ON STOCK NOTES RECEIVABLE                  (74)       --           (74)

NET LOSS                                           --        (9,354)     (9,354)
                                               --------    --------    --------

BALANCE, July 31, 1996                         $ (1,061)   $(76,990)   $(12,736)
                                               ========    ========    ========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-7

                                                                       U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 (In thousands)
---------------------------------------------------------------------------------------------------------------


Years Ended July 31,                                              1996              1995                1994
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $ (9,354)          $(37,565)          $(25,021)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation and amortization                           968              6,864              1,285
             Provision for facility closures
                and consolidation of operations                      701                770               --
             Change in allowance for doubtful accounts                93                 44                334
             Gain on debt restructuring                           (2,147)              (305)              --
             Changes in valuation allowances and
                reserves                                          (1,449)             2,721                448
             Purchase of remaining interest in joint
                venture                                             --                 --                3,718
             Stock issued for services                              --                  201                110
             Stock option compensation                              --                  200              1,551
             Stock warrant interest accretion                       --                 --                   80
             Interest income on stock notes receivable               (74)               (57)               (80)
             Accretion on royalties payable                         --                   65                 73
             Write-off of development costs and
                leasehold improvements                               137                733               --
             Interest converted to common stock                    1,575               --                 --
     Change in operating assets and liabilities:
             Accounts receivable                                     415                143             (1,260)
             Inventory                                             4,916               (837)            (6,078)
             Prepaids and other current assets                       302                838               (368)
             Accounts payable and accrued expenses                   (27)             8,153              5,667
             Deferred revenues                                       250               --                 --
             Customer deposits                                      (690)            (1,006)             1,615
                                                                --------           --------           --------

                Net cash used by operating activities             (4,384)           (19,038)           (17,926)
                                                                --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advances to Systronix Corporation                            (1,000)              --                 --
     Purchases of property, plant and equipment                     --                 (568)            (2,385)
     Notes receivable                                               --                 --                 (300)
     Purchase of co-owner's interest in EIL
         joint venture                                              --                 --                 (250)
                                                                --------           --------           --------

                Net cash used by investing activities             (1,000)              (568)            (2,935)
                                                                --------           --------           --------



The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------

                                                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  (In thousands)
----------------------------------------------------------------------------------------------------------------


Years Ended July 31,                                               1996                1995               1994
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                       (259)              (282)            (2,116)
     Borrowings on notes payable                                    2,608              3,853             10,130
     Borrowings on debentures and bonds                              --               12,000                 42
     Notes payable and bonds issuance costs                          --               (1,860)              (500)
     Proceeds from issuance of common stock                         2,701                900             15,048
     Proceeds from issuance of Series A preferred
         stock                                                       --                 --                2,906
     Exercise of options and warrants                                  28                158              1,427
     Stock issuance costs                                            --                 (171)            (1,366)
                                                                 --------           --------           --------

             Net cash provided by financing activities              5,078             14,598             25,571
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                (306)            (5,008)             4,710

CASH AND CASH EQUIVALENTS:
     Beginning of year                                                319              5,327                617
                                                                 --------           --------           --------

     End of year                                                 $     13           $    319           $  5,327
                                                                 ========           ========           ========


The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------

                                                                         U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                   (in thousands)
-----------------------------------------------------------------------------------------------------------------


Years Ended July 31,                                                 1996               1995              1994
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the year for interest                         $    30            $   106            $    55

NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
     Conversion of debt to common stock                             $   210            $ 8,049            $  --
     Conversion of debt to Series A preferred stock                 $  --              $  --              $    42
     Conversion of debt to Series B preferred stock                 $ 3,175            $  --              $  --
     Conversion of Series A preferred stock to
         common stock                                               $ 2,165            $ 1,970            $   837
     Notes issued in connection with debt
         restructuring                                              $ 4,148            $  --              $  --
     Excess of fair market value over exercise price
         of warrants issued in connection with
         convertible bonds                                          $  --              $ 1,920            $  --
     Issuance of common stock for notes receivable                  $  --              $    16            $    14
     Purchase of research company - issuance of
         common stock                                               $  --              $  --              $   269

     Conversion of Series S bonds to common stock                    15,338            $  --              $  --

     Asset purchase:
         Issuance of common stock                                   $  --              $  --              $ 1,250
         Minimum royalty liability                                     --                 --                  800
                                                                    -------            -------            -------

     Fair value of assets purchased                                 $  --              $  --              $ 2,050
                                                                    =======            =======            =======

     Purchase of co-owner's interest in EIL joint
         venture:
             Issuance of common stock                               $  --              $  --              $ 2,968
             Issuance of short-term notes payable                      --                 --                  500
             Cash paid                                                 --                 --                  250
                                                                    -------            -------            -------

     Market development expense                                     $  --              $  --              $ 3,718
                                                                    =======            =======            =======


The accompanying notes are an integral part of these financial statements.
------------------------------------------------------------------------------------------------------------------

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc., previously Solar Electric Engineering, Inc., a California corporation, was incorporated in 1976. In January 1994, the Company changed its name to U. S. Electricar, Inc. The Company currently conducts research and development, and produces and sells electric vehicles.

Principles of consolidation - The consolidated financial statements include the accounts of U. S. Electricar, Inc., and its wholly owned subsidiaries (the "Company"). Intercompany transactions and balances have been eliminated.

Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventory - Inventory is comprised of electric vehicles, raw materials and work-in-process. Inventory is stated at market, which is lower than cost.

Property, plant and equipment - Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets which range from 3 to 7 years. The Company has adopted Statement of Financial Accounting Standards No. 121 (FAS121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicates the sum of expected cash flows from use of the asset is less than its carrying value. Additionally, long-lived assets that management has committed to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Intangible assets - Acquired deferred development and technology costs and goodwill arising from previous business combinations were amortized on a straight-line basis over their expected useful lives of three to five years. The unamortized balances of these costs were charged to expense when it was determined there was no future value for the Company's operations.

Warranties - Estimated electric vehicle warranty costs are provided at the time of sale. Warranties, in general, are extended for one year from time of vehicle sale.

Income taxes - Deferred income taxes are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between financial statement carrying amounts and tax bases of existing assets and liabilities.

Revenue recognition - Revenue from the sale of electric vehicles is recognized when the vehicle is delivered to the customer.

Net loss per common share - Net loss per common share is based on the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.


--------------------------------------------------------------------------------
                                                                       Page F-11

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Inventory is reported at market value. The inventory valuation adjustment is an estimate based on the subsequent sale of inventory and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrued expenses are based on an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of the Company's short-term and long-term debt approximates fair value because interest rates available to the Company for issuance of similar debt with similar terms and maturities are approximately the same.

Stock-based compensation - The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". This Standard will become effective for the year ending July 31, 1997, although earlier application is permitted. The Company has determined that it will implement the new standard in 1997. Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

The new standard would allow the Company to continue to account for stock-based compensation under the current standard, with disclosure of the effect of the new standard, or adopt a fair value based method of accounting. The Company has not yet decided which method will be utilized, nor has it determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes the effect of the new accounting standard will not be significant.


NOTE  2 - GOING CONCERN

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $76,990,000 at July 31, 1996. A substantial portion of the losses is attributable to research, development and other start-up costs associated with the Company's development and production of electric vehicles, including the conversion of gas-powered cars and light trucks to electric power.

--------------------------------------------------------------------------------
                                                                       Page F-12

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  2 - GOING CONCERN (Continued)

During the three years ended July 31, 1996, the Company obtained approximately $47 million (net of debt repayments) in cash from financing activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During 1996, the Company was successful in restructuring $11,700,000 of its trade debt, and converting $15,300,000 of its convertible debt to common stock.

It is management's plan to seek additional financing through private placements as well as other means. Management believes the additional capital it is seeking will be available in the future and will enable the Company to achieve sales growth and, ultimately, profitable operations. As of October 23, 1996, the Company had no commitments from any person or entity to provide additional financing to the Company.

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash flows from future operations may not be sufficient to enable the Company to meet its obligations, and market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors, as well as the future availability or inadequacy of financing to meet future needs, could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations, and/or seek protection under applicable bankruptcy and insolvency laws.


NOTE  3 - ACQUISITIONS

Asset purchase - In October 1993, the Company purchased from Mosler Auto Care Center, Inc., certain assets including vehicle molds, plugs used to produce molds, jigs and other assets for use in the development and manufacture of composite monocoque integrated chassis and body systems for lightweight vehicles. The Company issued 1,000,000 shares of unregistered common stock valued at $1,250,000 for the assets and agreed to pay royalties based on one to three percent of sales of products (cars and vans) in the United States and Canada which use the composite monocoque technology.

The net present value of the minimum royalty was recorded as a liability as of the date of acquisition. There was a minimum royalty of $100,000 per year over fourteen years ($800,000 net present value).

The acquisition of assets was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair values as of the date of acquisition. Because the assets acquired were expected to be used in the research and development of future vehicle lines or used in other composite monocoque applications, the excess of purchase price over net assets acquired of $1,466,000 was initially included in intangible assets as deferred development costs associated with technology acquired and amortized over a three-year period on a straight-line basis. In addition, the Company entered into two-year lease agreements with a minimum annual rent of $148,000 for approximately 33,000 square feet of manufacturing space and certain equipment located in Florida.

In 1995, the Company closed the Florida facility and charged to expense the remaining balances in deferred development costs and certain fixed assets not relocated to its other facilities.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  3 - ACQUISITIONS (Continued)

In 1996, the liability for future royalties was incorporated into the debt restructuring agreement established under the auspices of the Credit Managers Association of California (CMAC). The restructured agreement consists of a 20 year note payable of $606,000 and a 3 year note of $17,000 which are both included in the CMAC notes. (See note 6 for the terms of the CMAC note). Additionally, the Company paid $76,000 in cash, and approximately $233,000 of the agreed upon debt was forgiven.

Purchase of a research company - In December 1993, the Company acquired Livermore Research and Engineering Corporation, a company engaged in the development and application of computer programs that simulate the effects of crash testing vehicles, for 215,000 unregistered shares of common stock valued at $269,000. The full purchase price was included in intangible assets as software technology associated with computer generated crash testing simulation models. In 1995, the Company determined there was no further value associated with the acquired assets and charged the remaining unamortized costs to expense.

Purchase of co-owner's interest in joint venture - In February 1994, the Company purchased the 60% interest of its co-owner in Electricar International Limited ("EIL"), a joint venture formed in the British West Indies in 1993 to develop certain international electric vehicle markets for the Company. The Company paid $250,000 in cash; issued four $250,000 notes bearing interest at 8% per annum, which were payable in four successive quarters beginning May 1994; and issued 1,000,000 unregistered shares of its common stock. In June 1994, the Company and its co-owner entered into a subsequent agreement whereby the Company issued 60,000 unregistered shares of its common stock and paid $500,000 in cash as payment in full, including interest, for the four $250,000 notes. The aggregate 1,060,000 unregistered shares of common stock were valued at $2,968,000. The total consideration of $3,718,000, after giving retroactive effect for the subsequent agreement, was recorded effective February 1994. In addition, the Company issued warrants to purchase 750,000 unregistered shares of its common stock at $3.50 per share contingent upon successfully completing certain joint-venture contracts within a two-year period. These warrants expired in February 1996.

The purpose of EIL was to operate as the international manufacturing and distribution affiliate of the Company, develop international markets for electric vehicles, and obtain joint-venture partners with which to research and develop electric vehicle technologies. No joint ventures have been formed and EIL has not had any significant operations through July 31, 1996. However, management believes certain segments of the international electric-vehicle market are ready to be developed.

In light of the contingent nature of the potential ventures and the international market, management recorded the total consideration of $3,718,000, exclusive of the contingent warrants, as market development expense in February 1994.

Asset acquisition subsequent to July 31, 1996 - The Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix) on October 25, 1996. Systronix was a developer of technologically advanced electric propulsion systems for electric - powered vehicles.

The purchase price, in addition to the assumed liabilities, consisted of a credit for the $1,020,000 previously advanced to Systronix; an $830,000 secured note due within 30 days of closing; and 3,800,000 shares of restricted common stock, with an approximate market value of $0.22 per share at the purchase date. 2,000,000 cashless exercise warrants exercisable at $.30 per share were also issued pursuant to a finders fee.

--------------------------------------------------------------------------------
                                                                       Page F-14

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  3 - ACQUISITIONS (Continued)

In conjunction with this transaction, the Company has employed substantially all of the then-existing employees of Systronix Corporation. Pursuant to such employment, the Company has granted to these employees qualified and non-qualified stock options under the Company's 1996 Employee and Consultant Stock Option Plan. The options granted in the aggregate total approximately 10,400,000 options at an exercise price of $.30 per share, subject to various vesting schedules with all options vested in no less than five years. The Plan has been approved by the Board of Directors of the Company.

The purchase of Systronix will be reported using the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. It is expected that assets resulting from, or to be used in, research and development will be allocated a significant portion of the acquisition cost. Research and development costs that have no alternative future use will be expensed.

The preliminary estimates are that approximately $2,000,000 may be allocated to research and development. At July 31, 1996, the $1,015,000 (of the eventual $1,020,000) that had been advanced to Systronix's throughout the year to help fund its operations was reported as a receivable, and had been fully reserved since collectibility of the obligation in the event the eventual purchase was not consummated was highly questionable. The Company considers the advance as a down payment for research and development that has no future alternative use, and has charged the advance against income at July 31, 1996.


NOTE  4 - INVENTORIES


(in thousands)                                            1996             1995
                                                          ----             ----
Finished goods                                           $1,000           $2,503
Work-in-process                                             710            1,566
Raw materials                                             1,450            4,007
                                                         ------           ------

                                                          3,160            8,076
Less valuation adjustment                                   773            3,244
                                                         ------           ------

                                                         $2,387           $4,832
                                                         ======           ======


--------------------------------------------------------------------------------
                                                                       Page F-15

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  5 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)                                                 1996        1995
                                                              ------      ------
Machinery and equipment                                       $2,141      $2,189
Computers                                                      1,186       1,215
Furniture and office equipment                                   409         409
Demonstration vehicles                                           257         578
Leasehold improvements                                           653         790
Automobiles                                                       40          29
                                                              ------      ------

                                                               4,686       5,210

Less accumulated depreciation and amortization                 3,171       2,098
Less adjustment for impairment                                   680        --
                                                              ------      ------

                                                              $  835      $3,112
                                                              ======      ======


Subsequent to July 31, 1996, substantially all of the assets of the Company's subsidiary, Industrial Electrical Vehicles, Inc. were sold. The Company had previously committed to a plan of action to sell the assets. The impairment adjustment reflects a reduction in the carrying value to $195,000 based on the fair value assigned to the long-lived assets at the time of sale. The impairment loss is included in facility closures expense in the consolidated statements of operations.

The results of operations associated with those assets impaired and subsequently sold for the year ended July 31, 1996 were as follows (in thousands):


          Revenues                                            $ 2,089
          Cost of sales                                        (2,963)
          Other operating costs and allowances                 (1,616)
          Debt forgiveness                                        233
                                                              -------

          Net loss                                            $(2,257)
                                                              =======


--------------------------------------------------------------------------------
                                                                       Page F-16

                                                                            U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                           NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------------------------------------------

NOTE  6 - LONG-TERM DEBT


(in thousands except for shares data)                                                       1996              1995
                                                                                            ----              ----
Series S secured convertible bonds, interest at 10%, principal and interest due March 1997, secured by the personal property of the parent company; $5,500 was converted to 18,333,000
     shares of common stock                                                                $3,000             $8,500

Convertible subordinated note - ITOCHU Corporation, interest
     at prime rate; converted to 16,267,000 shares of common stock                           --                4,880

Convertible secured notes under a Supplemental Loan Agreement with ITOCHU Corporation, interest at 10%, principal and
     interest due April 1997, secured by the personal property of
     the parent company                                                                     3,000              1,856

Series I secured convertible bonds, interest at 10%, converted to
     7,147,000 shares of common stock                                                        --                1,000

Convertible secured note (acquisition of Nordskog); due January
     1997, with interest at 9% payable quarterly, secured by
     certain machinery and equipment of the subsidiary;
     subsequent to July 1996, the assets associated with the
     previous acquisition of Nordskog were sold in exchange for
     the assumption of this note                                                            1,013                982

Secured promissory note - Credit Managers Association of
     California ("CMAC") as exclusive agent for Non-Qualified
     Creditors; interest at 3%, with principal and interest due April
     1999; secured with an interest in a sinking fund escrow
     consisting of 10% of any financing received subsequent to April
     1996; the Board of Directors may waive the sinking fund set
     aside on a case-by-case basis                                                             95               --

Secured subordinated promissory note - CMAC as exclusive agent for Qualified Creditors; interest at 3%, with principal and interest due April 1999; secured with an interest in a sinking
     fund escrow as noted above                                                               560               --


--------------------------------------------------------------------------------
                                                                       Page F-17

                                                                            U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                                                           NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------------------------------------------


NOTE  6 - LONG-TERM DEBT (Continued)

                                                                                            1996              1995
                                                                                            ----              ----

Secured subordinated promissory note - CMAC as exclusive agent for Non-Qualified Creditors; interest at 3% for the first 5 years,
     6% for years 6 and 7, and then at prime plus 3% through date of maturity; interest payments are made upon payment of principal, with principal and interest due no later than April 2016; secured with an interest in a sinking fund escrow as noted above;
     payments on this note are subordinated to payment in full on all principal and accrued interest owed on the above 3 year non-
     qualified and qualified notes                                                           3,332              --

Convertible secured promissory note, interest at 10%, due November
     1996, convertible into common stock at $0.30 a share                                      100              --

Other                                                                                          170               152
                                                                                           -------           -------

                                                                                            11,270            17,370
Less current maturities                                                                      7,283            17,370
                                                                                           -------           -------

                                                                                           $ 3,987           $  --
                                                                                           =======           =======


In September 1994, the Company issued 120 units of Series S secured convertible bonds, totaling $12,000,000, and received proceeds of $10,140,000, net of fees of $1,860,000. Each of the units consisted of $100,000 in principal and a warrant to purchase 10,000 common shares. The bonds, which bear interest at 10%, were initially due in March 1995 and were secured by the personal property of the parent company, excluding securities of its subsidiary. The Company also issued additional warrants to purchase 1,200,000 common shares representing additional issuance fees. The warrants are exercisable through July 1997 at an exercise price of $3.20 per share. The excess of fair-market value over the exercise price of the warrants of $1,920,000, and the fees of $1,860,000, was recorded as debt discount and amortized over the initial period of the bonds. In March 1995, the Company had neither sufficient funds, nor commitments to receive sufficient funds, to pay the principal and interest. Subsequently, the Company negotiated an extension of the bonds' maturity to March 1996; the conversion of $600,000 of the unpaid interest to principal; and a conversion price for most of the debt of $0.30 per share. In July 1995, the Company converted $4,100,000 of the Series S bonds to 13,667,000 shares of common stock at $0.30 per share. In December 1995, the company converted $210,000 of the Series S secured convertible bonds to 700,000 shares of common stock at $0.30 per share. In March 1996 accrued unpaid interest of $71,000 on the bonds was added to principal. Also in March 1996, the Company converted $491,000 of the bonds to 1,638,000 shares of common stock at $0.30 per share. In June 1996, the Company converted $4,870,000 of the Series S secured convertible bonds to 16,233,000 shares of common stock at $0.30 per share, and accrued interest of $1,111,000 was converted to 3,704,000 shares of common stock at $0.30 per share. The maturity date of the remaining Series S secured convertible bonds was extended to March 1997.

--------------------------------------------------------------------------------
                                                                       Page F-18

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  6 - LONG-TERM DEBT (Continued)

The convertible subordinated note from ITOCHU had an original maturity date of June 1997, with interest payments due semi-annually. The interest payment of $331,000 due December 1994 was not paid, causing an event of default. In February 1995, the Company made a partial interest payment of $25,000. In April 1995, the Company and ITOCHU agreed to accelerate the maturity of the note to April 1996; and change the conversion price from $5.00 to $0.30 per share. In July 1995, $4,100,000 of the note was converted to 13,667,000 shares of common stock at $0.30 per share. In June 1996, the company converted the $4,880,000 balance of the convertible subordinated note from ITOCHU to 16,267,000 shares of common stock at $0.30 per share, and the accrued unpaid interest of $1,612,000 was converted to 5,372,000 shares of common stock at $0.30 per share.

The Company and ITOCHU Corporation entered into a Supplemental Loan Agreement in April 1995, whereby ITOCHU agreed to lend the Company amounts equal to funds the Company receives from other outside lenders or investors, up to $3,000,000, at 10% annual interest. The notes are secured by the personal property of the parent company and are convertible at $0.30 per share into the Company's common stock. In July 1995, the Company received $1,856,000 under this agreement, with principal and interest due April 1996. The Company received the remaining amount of ITOCHU's commitment of $1,144,000 in August 1995. In March 1996, the maturity date of these convertible secured notes was extended to April 1997.

In March through May 1995, the Company issued $1,000,000 of Series I secured convertible bonds to investors. Principal and interest were due March 1996, with the bonds convertible into the Company's common stock at floating conversion rates. In August 1995, the Company issued an additional $1,144,000 of Series I convertible bonds. In March 1996, the maturity date of the Series I secured convertible bonds was extended to March 25, 1997. In June 1996, the Company converted the total outstanding balance of the Series I convertible bonds of $2,144,000 to 7,147,000 shares of common stock at $0.30 per share. In addition, accrued unpaid interest of $230,000 was converted to 766,000 shares of common stock at $0.30 per share.

ITOCHU and the Series S and Series I bond holders are obligated to convert the notes and bonds they hold once (1) a restructuring/repayment workout plan has been accepted by the unsecured creditors holding 80% of the Company's unsecured debt, and (2) such plan has been approved by the Company in consultation with ITOCHU Corporation, or (3) upon ITOCHU Corporation's sole election. In June 1996, having completed the initial phase of the debt restructuring with acceptance of the workout plan by over 80% of the Company's unsecured creditors, and in consultation with ITOCHU Corporation, the Company effected the conversion of $11,900,000 of principal and $2,900,000 of accrued interest into 49,489,000 shares of common stock at the rate of $0.30 per share.


--------------------------------------------------------------------------------
                                                                       Page F-19

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  6 - LONG-TERM DEBT (Continued)

In connection with the acquisition of Nordskog Electric Vehicles, Inc., renamed Industrial Electric Vehicles, Inc. (IEV), in July 1993, the Company issued a $1,000,000 secured convertible promissory note due in January 1997, with interest at 9% annually and payable quarterly. This note was secured by machinery and equipment owned by IEV. During 1995, the Company sold some of the machinery and equipment used to secure the note and used the proceeds of $18,000 to pay down the principal. Quarterly interest payments have not been paid, causing an event of default. The note holder did not exercise any of its remedies with respect to the acceleration of the principal and interest nor the collateral securing this note. The full amount of the note was classified as a current liability in 1995, due to the event of default. In September 1996, the Company sold the assets of IEV to a group headed by former employees of the Company. The buyers assumed the liability for the note and the Company was released from this liability.

In December 1994, the Company entered into a manufacturing agreement with a vendor whereby the Company agreed to sell to the vendor sufficient inventory to complete the conversion of 84 sedans and pick-up trucks to electric power and then to repurchase the completed vehicles upon completion of the manufacturing process. The selling price was established at a 10% discount from the repurchase price; and the terms of the agreement gave the vendor a purchase money interest in inventory. Due to the repurchase agreement, the Company did not account for this transaction as a sale. The Company initially accrued the difference between the selling price and repurchase price as interest expense. However, the interest expense accrual was later reversed by the Company as a result of an amendment to the agreement in July 1995, which eliminated the price difference and required only the refund to the vendor of the net amount of money paid to the Company under the agreement. During 1995, the vendor paid the Company $867,000, and the Company paid the vendor $64,000--for a difference of $803,000, which was recorded as an account payable. Under the July 1995 amendment, and separate from the debt restructuring process, a portion of anticipated proceeds from future sales of unsold vehicles in which the vendor had a purchase money interest was to be paid to the vendor; and the vendor was to ratably release its interest in such vehicles as they were sold until the $803,000 was fully repaid. At July 31, 1996, approximately $364,000 remains unpaid and is included in accounts payable.

In April 1996, and as amended in July 1996, the Company issued two promissory notes, due April 1999, for $256,000 and $560,000, and one promissory note due April 2016 for $3,332,000, to the Credit Managers Association of California ("CMAC") as the exclusive agent for certain unsecured creditors who settled with the Company in connection with its Debt Restructuring Plan. Payments of $161,000 have been made on the secured promissory note.


NOTE  7 - LEASE COMMITMENTS

In November 1995, the Company moved its administrative offices from Santa Rosa, California and entered into a three-year lease, expiring October 1998, for administrative offices at its new location in South San Francisco. The lease provides for an early termination by the Company during the period August 1996 to December 1996, and again in October 1997. Minimum annual lease payments will be $99,000, $107,000 and $27,000 for the years ending July 31, 1997, 1998, and
1999, respectively.


--------------------------------------------------------------------------------
                                                                       Page F-20

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  8 - INCOME TAXES

As of July 31, 1996, the Company has available for carryforward approximately $71 million and $26 million of net operating losses for federal and California income tax purposes, respectively.

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986. An "ownership change" occurred at the time of the private placement memorandums in 1991 and 1992, at the time of the common and preferred stock issuances in 1993, and upon conversion of certain debt to equity in 1995 and 1996. This change will limit future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

The following table summarizes the components of the net deferred tax assets (in thousands):

                                                           1996           1995
                                                           ----           ----
Deferred tax assets
     Federal tax loss carryforward                        $21,797        $18,708
     State tax loss carryforward                            2,346          2,002
     Basis difference in EIL                                1,610          1,610
     Accumulated depreciation                                 439            113
     Stock option compensation                                595            572
     Reserves and allowances                                   38            262
     Other, net                                               393            462
     Amortization of goodwill                                --                4
                                                          -------        -------

                                                           27,218         23,733
Less valuation allowance                                   27,218         23,733
                                                          -------        -------

Net deferred tax asset                                    $  --          $  --
                                                          =======        =======


A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, based upon the Company's past performance, a full valuation allowance is recorded against these deferred tax assets.


--------------------------------------------------------------------------------
                                                                       Page F-21

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  8 - INCOME TAXES (Continued)

The net operating losses expire in varying amounts, as follows, for income tax reporting purposes:

                                                       Net Operating Loss
                                               ---------------------------------
     Date of expiration                           Federal             California
     ------------------                           --------            ----------

            1996                               $    58,000           $   161,000
            1997                                   125,000               558,000
            1998                                   130,000             1,806,000
            1999                                   124,000             1,715,000
            2000                                    51,000            16,730,000
            2001                                    44,000             4,541,000
            2002                                    11,000                  --
            2003                                    64,000                  --
            2004                                   322,000                  --
            2005                                   443,000                  --
            2006                                   680,000                  --
            2007                                 2,552,000                  --
            2008                                24,221,000                  --
            2009                                33,460,000                  --
            2010                                 9,083,000                  --
                                               -----------           -----------

                                               $71,368,000           $25,511,000
                                               ===========           ===========


NOTE  9 - STOCKHOLDERS' DEFICIT

Series A preferred stock - During 1993, stockholders authorized 30,000,000 shares of Series A preferred stock. Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis, at the election of the holder, or automatically upon the occurrence of certain events, including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference at $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have yet been declared on the Series A preferred stock.

In July 1993, the Board of Directors approved a plan for the sale of shares of Series A preferred stock to certain officers and directors ("Participants") at $0.60 per share. In general, the Participants could purchase these shares for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan are pledged to the Company as security for the notes. The notes provide for interest at 8% per annum payable annually with the full principal amount and any unpaid interest due on January 31, 1997.

--------------------------------------------------------------------------------
                                                                       Page F-22

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' DEFICIT (Continued)

Between August 1993, and January 1994, the Company completed a private offering of units at $25,000 per unit. Each unit consisted of 20,000 unregistered shares of Series A preferred stock and warrants to purchase 10,000 unregistered shares of common stock exercisable at $1.25 per share through December 1993, and then exercisable at $2.00 through June 1995, which was the original expiration date of the warrants. In 1995, expiration of the warrants was extended to June 1996, and the exercise price reduced to $0.30 per share until January 1, 1996, at which time the exercise price reverts to $2.00 per share. An aggregate of 2,325,000 shares of Series A preferred stock and 1,150,000 warrants to purchase common stock were issued resulting in proceeds, net of issuance costs, of $2,615,000.

During 1994, 875,000 shares of Series A preferred stock were issued for cash equal to the exercise prices ($0.75 to $1.00 per share) of warrants to purchase common stock, which were surrendered, resulting in proceeds of $862,000. Further, 34,000 shares of Series A preferred stock were issued in consideration of $28,000 of services provided by employees and consultants.

A total of 2,264,000, 3,078,355 and 1,387,000 shares of Series A preferred stock were converted on a one-to-one basis to common stock during 1996, 1995 and 1994, respectively.

Series B preferred stock - In January 1996, stockholders authorized 5,000,000 shares of Series B preferred stock. Series B preferred stock is currently unregistered and each share is initially convertible into 6.66 shares of common stock at the election of the holder. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock.

In April 1996, the Company issued 1,507,000 shares of Series B preferred stock, plus a note for $532,000, in settlement of claims of $3,547,000 under the debt restructuring plan. In July 1996, an additional 80,000 shares of Series B preferred stock and a note for $28,000 were issued in settlement of an additional $189,000 of claims.

Common stock - In October 1993, the Company issued 1,000,000 unregistered shares of common stock valued at $1,250,000 related to the purchase of certain assets from Mosler Auto Care Center, Inc.
(See Note 3.)

In December 1993, the Company issued 215,000 unregistered shares of common stock valued at $269,000 related to the purchase of Livermore Research and Engineering Corporation. (See Note 3.)

In February 1994, the Company issued 1,000,000 unregistered shares of common stock and subsequently issued an additional 60,000 unregistered shares of common stock with an aggregate value of $2,968,000 related to the purchase of the remaining interest in Electricar International Limited.
(See Note 3.)

Between February and June 1994, the Company sold 2,500,000 unregistered shares of its common stock at $2.80 per share, and an additional 500,000 unregistered shares of common stock at $3.20 per share, pursuant to a Regulation S Subscription Agreement. In connection with this offering, under Regulation D, one investor purchased 110,000 unregistered shares of common stock at $2.80 per share and another investor purchased 31,000 unregistered shares of common stock at $3.20 per share. These transactions resulted in proceeds, net of issuance costs, of $8,320,000. The shares sold in this offering have certain registration rights.


--------------------------------------------------------------------------------
                                                                       Page F-23

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' DEFICIT (Continued)

In June 1994, the Company and ITOCHU Corporation entered into agreements whereby ITOCHU purchased 2,150,000 shares of unregistered common stock for $6,020,000, and loaned $8,980,000 to the Company under an unsecured subordinated note convertible into the Company's common stock at $5.00 per share. ITOCHU has certain registration rights for the shares purchased, and the shares would be issued upon conversion of the note. In addition, ITOCHU and the Company have agreed to exchange certain rights and obligations with respect to international trade and to the formation of international business ventures in the electric vehicle industry under a related Strategic Alliance Agreement.

In connection with this transaction, the Company paid $361,000 of issuance costs associated with the shares of common stock purchased, and $500,000 of issuance costs associated with the subordinated note, which was being amortized over the life of the note. In April 1995, the Company and ITOCHU agreed to reduce the conversion price of the unsecured subordinated note from $5.00 to $0.30 per share. Subsequently, in July 1995, $4,100,000 of the note was converted to 13,667,000 shares of common stock and $151,000 of unamortized issuance costs associated with the converted amount of the note was transferred to common stock. In June 1996, the $4,880,000 note balance was converted to 16,267,000 shares of common stock, and $1,612,000 of accrued interest was converted to 5,372,000 shares of common stock.

Warrants and options to purchase 220,000, 664,000 and 632,000 unregistered shares of common stock were exercised at prices ranging from $0.25 to $2.00 per share, resulting in proceeds, net of issuance costs, of $28,000, $174,000 and $538,000 in 1996, 1995 and 1994, respectively.

During 1994, the Company issued 57,000 unregistered shares of common stock valued at $82,000 in consideration for services rendered, and sold 37,000 unregistered shares of common stock for cash of $21,000 and a nonrecourse note of $14,000. During 1995, the Company issued 79,000 unregistered shares of common stock valued at $201,000 in consideration for services rendered.

In June and July 1995, the Company sold 9,000,000 unregistered shares of its common stock at $0.10 per share pursuant to a Regulation S Subscription Agreement resulting in net proceeds of $729,000.

In July 1995, $4,100,000 of the Series S secured convertible bonds issued in September 1994 were converted, at $0.30 per share, to 13,667,000 shares of common stock. In December 1995, the Company converted $210,000 of the bonds to 700,000 shares of common stock at $0.30 per share. In March 1996, the Company issued 1,638,000 shares of common stock to convert $491,000 of principal and accrued interest of the Series S secured convertible bonds at $0.30 per share of common stock. In June 1996, the Company converted $4,870,000 of Series S bonds and $1,111,000 of accrued interest to 16,233,000 and 3,704,000 shares, respectively, of common stock at $0.30 per share.

In September 1994, common stock was credited $1,920,000 for the excess of the fair-market value over the exercise price of warrants issued in connection with the sale of the Series S secured convertible bonds.

In May 1995, 450,000 shares of common stock were canceled in connection with the cancellation of a $180,000 non-recourse note from a participant in the Company's stock purchase plan, which allowed certain officers and directors to purchase Series A preferred stock. The common stock canceled was converted from previously issued Series A preferred stock under this plan.

--------------------------------------------------------------------------------
                                                                       Page F-24

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  9 - STOCKHOLDERS' DEFICIT (Continued)

Between December 1995 and April 1996, the Company sold 3,333,000 unregistered shares of its common stock at $0.15 per share and an additional 7,337,000 unregistered shares at $0.30 per share pursuant to the Regulation S Subscription Agreement. These transactions resulted in proceeds of $2,701,000.
The shares sold in this offering have certain registration rights.

In June 1996, the Company converted all of the outstanding balance of $2,144,000 of Series I convertible bonds to 7,147,000 shares of common stock at $0.30 per share. The accrued interest on these bonds of $230,000 was also converted to 766,000 shares of common stock at $0.30 per share.


NOTE 10 - STOCK OPTIONS AND WARRANTS

In 1993, stockholders approved the 1993 Employee and Consultant Stock Plan (the "1993 Plan") which expires in 2003. Under the 1993 Plan, the Company reserved 10,000,000 shares of common stock for incentive and nonstatutory stock options as of July 31, 1993. The Company increased the number of shares of common stock reserved under the 1993 Plan to 15,000,000 in November 1993 and to 30,000,000 in September 1995. Options under the 1993 Plan expire over periods not to exceed ten years from date of grant. Options which expire or are canceled may become available for future grants under the 1993 Plan. In addition, the Company grants other nonstatutory stock options.

In 1994, stockholders approved the 1994 Director Stock Option Plan (the "Director Option Plan"). Under this plan, the Company has reserved 150,000 shares of common stock for nonstatutory stock options for nonemployee directors. Options under this plan are fully vested upon the granting of the options and expire ten years from the date of grant unless terminated sooner upon termination of the optionee's status as a director. Options which expire or are canceled may become available for future grants under the Director Option Plan.

In April 1996, the Company, together with Systronix Corporation, entered into an agreement with Hyundai Motor Company ("Hyundai") which provided Systronix with two contracts to perform engineering services and which granted Hyundai the right to either purchase common stock in the Company or enter into a multi-year licensing agreement to utilize electric vehicle technology owned by Systronix. Upon the payment by Hyundai of $250,000 to the Company in July 1996, Hyundai was granted an option to purchase 12,000,000 shares of common stock at $0.467 per share. This option expires on March 1, 1997. Upon the full exercise of the stock purchase option, the Company and Systronix will grant to Hyundai a manufacturing and distribution license to a proprietary drive train system. If Hyundai decides not to exercise the stock purchase option, the Company and Systronix will grant a manufacturing and distribution license system to Hyundai for $1,500,000 plus royalties equivalent to 4% of Hyundai's procurement cost beginning with systems sold in the year 2000. The royalty will be reduced to 3% in 2004 and to 2% in 2008, with no royalty due after 2012. The $250,000 option payment will be applied toward the purchase of the stock or the manufacture and distribution license if either occurs before March 1, 1997.


--------------------------------------------------------------------------------
                                                                       Page F-25

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)


The  following  table  summarizes   common  stock  option  activity  (shares  in
thousands):


                                                                            Director
                                                 1993 Plan                 Option Plan                   Other
                                             ------------------        ---------------------       --------------------
                                             Shares      Price         Shares       Price           Shares      Price
                                             ------      -----         ------       -----           ------      -----
Balance, August 1, 1993                      9,910     $   0.60           --       $     --          2,055   $ .60-.87
Granted                                      5,177     .60-5.00            7            6.88         1,043    .75-3.00
Canceled                                      (605)    .60-2.80           --             --           (924)        .60
Exercised                                     --           --             --             --            (10)        .87
Expired                                       --           --             --             --            (95)        .75
                                            ------                      ----                        ------

Balance, July 31, 1994                      14,482     .60-5.00            7            6.88         2,069    .60-3.00
Granted                                      8,126     .40-2.97           17        .24-5.88           --          --
Canceled                                    (4,916)    .60-2.97           (8)       .24-5.88           --          --
Exercised                                      (13)    .60-1.25           --             --            --          --
Expired                                       (784)    .60-2.80           --             --            --          --
                                            ------                      ----                        ------

Balance, July 31, 1995                      16,895     .60-5.00           16        .24-6.88         2,069    .60-3.00
Granted                                     11,415       0.30             13            0.20           --          --
Canceled                                   (10,034)    .60-2.97           --             --            --          --
Exercised                                     --          --              --             --            --          --
Expired                                     (1,007)    .60-2.97           (9)       .71-6.88          (574)   .60-2.80
                                            ------                      ----                        ------

Balance, July 31, 1996                      17,269     .30-5.00           20        .20-6.88         1,495    .60-2.80
                                            ======                      ====                        ======


The Company recorded $200,000 and $1,551,000 as compensation expense during 1995 and 1994, respectively, for the difference between the quoted market price and the exercise price of options at dates of grant amortized over the service period related to such options.

Warrants in amounts of 1,122,000 in 1991 and 1992,  1,000,000 in 1993, 1,150,000
in 1994 and 2,400,000 in 1995 were issued in conjunction with private placements of debentures, common stock and bonds. Warrants relating to the 1991 and 1992 private placements are exercisable at the lower of $1.00 or 125% of the market value of the Company's common stock at date of exercise. The warrants relating to the 1993 private placement were initially exercisable at $1.25 per share through December 31, 1994, and $2.00 per share through June 30, 1995, the expiration date of the warrants. On February 1, 1995, the expiration date was extended to June 30, 1996, and the exercise price was lowered to $0.30 per share through December 31, 1995, and then $2.00 through June 30, 1996. In connection with the purchase of the Company's co-owner's interest in EIL, a joint venture (Note 3), 750,000 warrants exercisable at $3.50 per share were issued. In 1994, 267,000 warrants exercisable at $3.00 and, in 1995, 20,000 warrants exercisable at $2.00 were issued in connection with pledges of collateral made by certain stockholders for bank lines of credit (Note 6). In September 1994, the Company issued warrants to purchase 2,400,000 common shares representing fees for the issuance of Series S convertible secured bonds (Note 6). The exercise price of these warrants is $3.20 per share.


--------------------------------------------------------------------------------
                                                                       Page F-26

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

In May 1996, the Company issued 13,333,000 warrants in exchange for services performed. The warrants are exercisable at $0.30 per share for an equal number of shares of common stock, and expire on May 1, 1997. If the market value of the common stock of the Company is equal to or greater than $0.60 per share on the date of exercise, and if the average trading volume was in excess of 100,000 shares per day for the preceding 20 trading days, the warrants may be exercised without payment of cash. The warrants may not be exercised in the United States, and the stock purchased may not be delivered to the United States unless first registered under the Securities Act or receive an available exemption from registration.


The following table summarizes warrant activity (in thousands):


                                                                        Purchase
                                                                           of
                               1991 &                                  Co-owner's
                                1992          1993          1994        Interest       Bank       Series S
                              Private       Private       Private       in Joint     Lines of       Bond
                             Placements    Placement     Placement      Venture       Credit     Placement        Other
                            -------------  -----------   -----------  -------------  ----------  -----------    ----------
Balance,
     August 1, 1993              1,122         1,000          --            --            --            --            --
Granted                          --            --           1,150           750           267          --             247
Expired                          (100)         --            --            --            --            --            --
Exercised                        (730)         (325)         (297)         --            --            --            (147)
Canceled                         --            --            --            --            (134)         --            --
                              -------       -------       -------       -------       -------       -------       -------

Balance,
     July 31, 1994                292           675           853           750           133          --             100
Granted                          --            --            --            --              20         2,400           100
Expired                          --             (25)         --            --            --            --             (25)
Exercised                          (1)         (650)         --            --            --            --            --
                              -------       -------       -------       -------       -------       -------       -------

Balance,
     July 31, 1995                291          --             853           750           153         2,400           175
Granted                          --            --            --            --            --            --          13,333
Expired                          (291)         --            (853)         --            --            --            (175)
Exercised                        --            --            --            --            (153)         --            --
Canceled                         --            --            --            (750)         --            (220)         --
                              -------       -------       -------       -------       -------       -------       -------

Balance,
     July 31, 1996               --            --            --            --            --           2,180        13,333
                              =======       =======       =======       =======       =======       =======       =======


--------------------------------------------------------------------------------
                                                                       Page F-27

                                        U. S. ELECTRICAR, INC., AND SUBSIDIARIES
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 11 - CONTINGENCIES

In connection with the Company's default on its debt obligations to unsecured creditors, nineteen of these creditors have brought independent lawsuits to various courts in California, Connecticut, North Carolina and New York in the aggregate amount of approximately $650,000. As of October 23, 1996, nine of the unsecured creditors have obtained judgments against the Company in the aggregate amount of approximately $450,000. The remaining suits are pending. In addition, in 1995 four former officers of the Company have threatened actions against the Company for damages as a result of its failure to pay severance pay under certain employment contracts in the aggregate amount of $377,000. To date no actions have been filed.

The Company is also subject to other legal proceedings and claims that have arisen during the period of restructuring both its debt and operations. The ultimate resolution of these proceedings is not known, but the final outcomes are not expected to significantly influence the Company's current financial position.

NOTE 12 - SUBSEQUENT EVENTS

A substantial portion of the assets of Industrial Electric Vehicles, Inc., (formerly Nordskog Electric Vehicles, Inc. (Nordskog), prior to its acquisition in July 1993 by the Company), were sold in September 1996. Consideration for this sale included the assumption of the note payable that totaled $1,013,000 at July 31, 1996 to Nordskog.

As discussed at Note 3, the Company acquired substantially all the assets and certain liabilities of Systronix Corporation for cash, notes and stock totaling approximately $2,686,000.


--------------------------------------------------------------------------------
                                                                       Page F-28

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================


 3.1(1) Certificate of Amendment of Articles of Incorporation, filed 1/12/94, changing name to U.S. Electricar, Inc.

 3.2(1) Certificate of Correction to Amended and Restated Articles of Incorporation, filed 8/23/93, correcting number of shares of Series A Preferred stock to 30,000,000.

 3.3(1) Amended and Restated Articles of Incorporation, filed 7/26/93, changing number of authorized Common Stock shares to 60,000,000 and Preferred Stock shares to 35,000,000, authorizing 3,000,000 Series A Convertible Preferred Stock shares and establishing rights, preferences, privileges and restrictions of Series A Preferred stock.

 3.4(1) Amended and Restated Articles of Incorporation, filed 12/29/89, changing number of authorized Common Stock shares to 20,000,000 and authorizing 10,000,000 shares of Preferred Stock.

 3.5(1) Certificate of Amendment of Articles of Incorporation, filed 3/3/83, authorizing reverse stock split.

 3.6(1) Certificate of Amendment of Articles of Incorporation, filed 10/21/81, increasing authorized Common Stock shares to 80,000,000.

 3.7(1) Certificate of Amendment of Articles of Incorporation, filed 8/24/79, increasing authorized Common Stock shares to 40,000,000.

 3.8(1) Certificate of Amendment of Articles of Incorporation, filed 6/27/79, changing name to Solar Electric Engineering, Inc.

 3.9(1) Certificate of Amendment of Articles of Incorporation of Clover Solar Corporation, Inc., dated 5/9/79, filed 5/17/79, changing name to Solar Electric Eng., Inc., and increasing authorized Common Stock shares to 20,000,000 and authorizing a 1/10 Common Stock split.

 3.10(1) Certificate of Amendment of Articles of Incorporation of Clover Solar Corporation, Inc., dated 2/21/77, filed 3/15/77, increasing authorized Common Stock shares to 2,000,000, and authorizing a 1/10 Common Stock split.

 3.11(1)     Articles of Incorporation of Clover Solar Corporation, Inc.

 3.12(1)     Bylaws of Registrant.

 3.13(4) Certificate of Amendment of Restated and Amended Articles of Incorporation of U.S. Electricar, Inc., filed February 1, 1995, whereby the number of shares of common stock authorized to issue was changed from 60,000,000 shares to 100,000,000 shares.

                                  EXHIBIT INDEX

Exhibit No.                     Description
================================================================================

 3.14(4) Certificate of Correction of Certificate of Amendment of Restated and Amended Articles of Incorporation of U.S. Electricar, Inc., filed February 10, 1995, whereby the total number of shares of Preferred Stock designated as Series A convertible Preferred Stock was corrected to 30,000,000.

 3.15(8) Restated and Amended Articles of Incorporation of U.S. Electricar filed March 18, 1996.

 4.1(1)      Specimen Common Stock Certificate.

 4.2(1)      Specimen Series A Preferred Stock Certificate.

 4.3(1) Articles of Incorporation Provision Defining Rights of Series A Preferred Stock.

 4.4(4) Form of Solar Electric Engineering, Inc. Subscription Agreement (regarding April 1993 Private Placement Offering).

 4.5(1)      Form of Solar Electric Engineering,  Inc. Common Stock and Warrants
             to  Purchase  Common  Stock   Subscription   Agreement   (regarding
             September 1993 Private Placement Offering).

 4.6(1) Form of Solar Electric Engineering, Inc. Registration Rights Agreement (regarding September 1993 Private Placement Offering).

 4.7(1) Form of U.S. Electricar, Inc. Subscription Purchase Agreement (regarding January 1994 Reg S Private Placement Offering).

 4.8(1) Form of U.S. Electricar, Inc. S-1 Registration Rights Agreement (regarding January 1994 Reg S Private Placement Offering).

 4.9(1)      Form of U.S.  Electricar,  Inc.  Amended  S-1  Registration  Rights
             Agreement   (regarding   January  1994,  Reg  S  Private  Placement
             Offering).

 4.10(1) Amendment to U.S. Electricar, Inc. Amended S-1 Registration Rights Agreement, dated November 23, 1994 (regarding January 1994 Reg S Private Placement Offering).

 4.11(1) Letter dated August 8, 1994 from U.S. Electricar, Inc., regarding registration rights for shares of Common Stock held by Mark Neuhaus.

 4.12(1)     Shareholders' Agreement: ITOCHU Corporation, dated June 9, 1994.

 4.13(1) Form of U.S. Electricar, Inc. Subscription and Loan Agreement (regarding September 1994 Reg S Private Placement Offering).

 4.14(1) Form of U.S. Electricar, Inc. Secured Convertible Bond to Purchase Common Stock (regarding September 1994 Reg S Private Placement Offering).

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

 4.15(1)     Form  of  U.S.  Electricar,   Inc.  Security  Agreement  (regarding
             September 1994 Reg S Private Placement Offering).

 4.16(1) Form of U.S. Electricar, Inc. Warrant to Purchase Common Stock (regarding September 1994 Reg S Private Placement Offering).

 4.17 Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd.

10.1(1) Amendment of Solicitation/Modification of Contract (dated December 15, 1992, between Nordskog Electric Vehicles and the General Services Administration).

10.2(1)      Common Stock Purchase  Agreement  (dated July 30, 1993, among Solar
             Electric  Engineering,   Inc.,  Vehicles  Holding  Company,   Inc.,
             Nordskog Electric Vehicles and Elinor Nordskog).

10.3(1) Convertible note issued in connection with the purchase of Nordskog Electric Vehicles.

10.4(1) Amendment to Common Stock Purchase Agreement (dated July 30, 1993, among U.S. Electricar, Inc. (formerly Solar Electric Engineering, Inc.), Industrial Electric Vehicles, Inc. (formerly Nordskog Electric Vehicles), Vehicles Holding Company, Inc., and Elinor Nordskog).

10.5(1) Asset Purchase Agreement (dated October 31, 1993, among Solar Electric Engineering, Inc., U.S. Electricar Consulier, Inc., Mosler Auto Care Center, Inc., Consulier Engineering, Inc., and Warren B. Mosler).

10.6(3) International Distribution Agreement (dated September 10, 1993, among Solar Electric Asia Limited, Solar Electric Engineering, Inc. and Electric Motor Car Company, Limited).

10.7(3) Amendment to International Distribution Agreement (dated February 15, 1994).

10.8(1) Stock Purchase Agreement (dated December 31, 1993, among Bruce E. Engelmann and Robert G. Whirley and Solar Electric Engineering, Inc.).

10.9(1) Stock Purchase Agreement (dated February 17, 1994, among U.S. Electricar, Inc., Energy Resources Limited, EV Resources, Ltd., Windlass Holdings, Ltd. and Electric Motor Car Company, Limited).

10.10(1)     Form of U.S.  Electricar,  Inc. Promissory Note (dated February 17,
             1994).

10.11(1) Warrant to Purchase Common Stock (dated February 17, 1994, granted to Energy Resources Limited).

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

10.12(1)     Agreement for the Electric & Hybrid Electric  Vehicle  Technology &
             Infrastructure   Program  (EVTI)  dated  as  of  11/24/93   between
             Calstart, Inc. and Solar Electric Engineering, Inc.

10.13(1)     Codding Bank Revolving Line of Credit Promissory Note.

10.14(1) Letter Confirming Transfer of Solar Home to Earth Options Institute by Solar Electric Engineering, Inc. (dated December 9, 1992).

10.15(1) Form of Stock Option Agreement under 1993 Employee and Consultant Stock Plan.

10.16(1)     Form  of  Solar  Electric  Engineering,   Inc.  1993  Employee  and
             Consultant Stock Plan.

10.17(1)     Form of U.S. Electricar, Inc. 1994 Director Stock Option Plan.

10.18(1)     Form  of  Solar  Electric  Engineering,   Inc.  Warrant  Issued  in
             Connection with 1992 Private Placement Offering.

10.19(1)     Compensation   Deferral  and  Debt  Conversion  Agreement  (Ted  D.
             Morgan).

10.20(1)     Secured, Partially Nonrecourse Promissory Note (Ted D. Morgan).

10.21(1)     Pledge Agreement (Ted D. Morgan).

10.22(1)     Compensation   Deferral  and  Debt   Conversion   Agreement   (John
             Billington).

10.23(1)     Secured, Partially Nonrecourse Promissory Note (John Billington).

10.24(1)     Pledge Agreement (John Billington).

10.25(1)     Compensation   Deferral  and  Debt  Conversion   Agreement  (Harold
             Robinson).

10.26(1)     Secured, Nonrecourse Promissory Note (Harold Robinson).

10.27(1)     Pledge Agreement (Harold Robinson).

10.28(1)     Compensation   Deferral  and  Debt  Conversion  Agreement  (Michael
             Chobotov).

10.29(1)     Secured, Partially Nonrecourse Promissory Note (Michael Chobotov).

10.30(1)     Pledge Agreement (Michael Chobotov).

10.31(1)     Compensation   Deferral  and  Debt  Conversion   Agreement   (David
             Brandmeyer).

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

10.32(1)     Secured, Partially Nonrecourse Promissory Note (David Brandmeyer).

10.33(1)     Pledge Agreement (David Brandmeyer).

10.34(1)     Secured, Partially Nonrecourse Promissory Note (James Miller).

10.35(1)     Pledge Agreement (James Miller).

10.36(1)     Employment Agreement: John J. Micek III (dated January 31, 1994).

10.37(1)     Employment Agreement: David Brandmeyer (dated November 1, 1992).

10.38(1)     Employment Agreement: Ted D. Morgan (dated November 1, 1992).

10.39(1)     Employment Agreement: John A. Billington (dated November 1, 1992).

10.40(1)     Employment Agreement: Thomas A. Hakel (dated January 10, 1994).

10.41(1)     Employment Agreement: Carl D. Perry (dated July 5, 1993).

10.42(1)     Employment Agreement: Michael V. Chobotov (dated July 1, 1993).

10.43(1)     Employment Agreement: Robert Garzee (dated July 1, 1993).

10.44(1)     Employment Agreement: James B. Boyd (dated April 25, 1994).

10.45(1)     Employment Agreement: Chris Crispel (dated July 11, 1994).

10.46(1)     Letter Consulting Agreement: Harold H. Robinson.

10.47(1)     Nordskog Electric Vehicles New Vehicles One-Year Limited Warranty.

10.48(3) Purchase Order (from U.S. Electricar, Inc. to GM Hughes Electronics Co. dated December 16, 1993).

10.49(3) Purchase Order (from U.S. Electricar, Inc. to Hawker Energy Products dated March 11, 1994).

10.50(1) Commercial Lease (dated November 7, 1992, between Daniel and Robbin Davis and Solar Electric Engineering, Inc.).

10.51(1) Sublease (dated March 16, 1994, between Custodis-Ecodyne, Inc. and U.S. Electricar, Inc.).

10.52(1) Sublease (dated March 16, 1994, between Custodis-Ecodyne, Inc. and U.S. Electricar, Inc.).

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

10.53(1) Standard Industrial Lease - Net (dated March 11, 1994 between U.S Electricar, Inc. and Dixie J. Walker and R. Ruth Waltenspeil).

10.54(1) Standard Industrial Lease - Multi-Tenant (dated January 20, 1993, between Solar Electric Engineering, Inc. and Roberts Business Park
             - Sunrise).

10.55(1) Standard Industrial Lease - Multi-Tenant (dated May 11, 1994, between U.S. Electricar, Inc. and Roberts Business Park - Sunrise).

10.56(1) Lease (dated March 4, 1994, between Warren B. Mosler and U.S. Electricar Consulier, Inc.).

10.57(1) Standard Industrial/Commercial Single-Tenant Lease - Net (dated July, 1993, between Elinor T. Nordskog, Elinor T. Nordskog as Executor of the estate of Robert A. Nordskog, Gerald C. Nordskog, Carla M. Wales, and Solar Electric Engineering, Inc.).

10.58(3) Joint Venture Agreement (dated as of July 16, 1993 between Solar Electric Engineering, Inc. and Energy Resources Limited).

10.59(1) Assignment of Deposit Account (Grantor: Jean Schulz, dated January 28, 1994).

10.60(1) Assignment of Deposit Account (Grantor: Ronald A. Nelson, dated January 28, 1994).

10.61(1) Assignment of Deposit Account (Grantor: James S. Miller, dated January 28, 1994).

10.62(1) Assignment of Deposit Account (Grantor: Harold H. Robinson, III, dated January 28, 1994).

10.63(1)     Form of Indemnification Agreement.

10.64(1) Negotiated Agreement For Services: High Technology Development Corporation, an Agency of the Department of Business, Economic Development and Tourism, State of Hawaii, dated March 1, 1994.

10.65(1)     Loan Agreement: ITOCHU Corporation, dated June 9, 1994.

10.66(1) Convertible Subordinated Promissory Note: ITOCHU Corporation, dated June 10, 1994.

10.67(1)     Common Stock Purchase Agreement: ITOCHU Corporation,  dated June 9,
             1994.

10.68(1)     Strategic Alliance  Agreement:  ITOCHU  Corporation,  dated June 9,
             1994.

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

10.69(1) Form of Settlement Agreement between U.S. Electricar, Inc. and Mark Neuhaus.

10.70(1)     Agency  Agreement  between  U.S.   Electricar,   Inc.  and  Yorkton
             Securities, Inc. (dated September 23, 1994).

10.71(1) Business Venture Agreement between U.S. Electricar, Inc. and Grupo Industrial Casa, S.A. de C.V. (dated August 11, 1994).

10.72(2)     First  Amendment  to  Business  Venture   Agreement   between  U.S.
             Electricar, Inc. and Grupo Industrial Casa, S.A. de C.V. (dated December 20, 1994).

10.73(3) License/Collaboration Agreement dated as of July 22, 1994 between U.S. Electricar, Inc. and The Regents of the University of California, LLNL.

10.74(4) Second Amendment to Business Venture Agreement, dated February 1, 1995, by and between U.S. Electricar, Inc. and Grupo Industrial Casa, S.A. de C.V.

10.75(5) Letter dated May 23, 1995 to U.S. Electricar, Inc. from Grupo Industrial Casa, S.A. de C.V.

10.76(5) Form of Security Agreement dated effective March 30, 1995, by and among U.S. Electricar, Inc. and the Series I Bond Holders.

10.77(5) Form of Secured Convertible Loan Purchase Agreement, dated effective March 20, 1995, by and between U.S. Electricar, Inc. and Investors in Secured Convertible 10% Series I Bonds of the Company.

10.78(5) Form of Secured Convertible 10% Series I Bond to Purchase Common Stock, dated as of April 21, 1995.

10.79(5) Memorandum dated May 18, 1995 to Itochu Corporation, Citibank (Switzerland), and Gerlach & Co. re: Amendment to Conversion Terms of Outstanding Debt.

10.80(5) Supplemental Loan Agreement, entered into as of April 13, 1995, by and between U.S. Electricar, Inc. and Itochu Corporation.

10.81(5) First Amendment to Loan Agreement entered into as of April 13, 1995, by and between U.S. Electricar, Inc. and Itochu Corporation.

10.82(5) Security Agreement dated April 13, 1995, by and between U.S. Electricar, Inc. and Itochu Corporation.

10.83(5) Convertible Secured Promissory Note dated April 17, 1995, in the amount of $500,000 by U.S. Electricar, Inc. to Itochu Corporation.

10.84(5) Amendment to Security Agreement made as of May 31, 1995, by and between Itochu Corporation and U.S. Electricar, Inc.

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

10.85(5) Form of Security Agreement made as of May 31, 1995, between the Company and Credit Managers Association of California, Trustee.

10.86(5) Form of Common Stock Purchase and Debt Exchange Agreement dated March 20, 1995, between the Company and Citibank (Switzerland) and Citibank (Luxembourg).

10.87(6) Standard Industrial/Commercial Multi-Tenant Lease - Gross (dated September 29, 1995, between U.S. Electricar, Inc. and Salvatore and Irene Bisagno).

10.88(6) Lease Agreement (dated as of November 1, 1995, between U.S. Electricar, Inc. and OB-1 Associates).

10.89(6) Form of Secured Convertible Loan Purchase Agreement dated effective as of August 7, 1995 (including (i) form of Secured Convertible 10% Series I Bond to Purchase Common Stock, and (ii) form of Security Agreement), by and between U.S. Electricar, Inc. and Investors in Secured Convertible 10% Series I Bonds.

10.90(7) Common Stock Purchase Agreement pursuant to Regulation S between the Company and Gerlach & Co., dated January 8, 1996.

10.91(7) Form of Confidential Private Placement Memorandum and Debt Restructuring Disclosure Statement of U.S. Electricar, Inc., dated January 2, 1996, delivered by the Company to its certain unsecured trade creditors (including exhibits).

10.92(7)     Form of Stock  Purchase,  Note and Debt  Exchange  Agreement  dated
             January 2, 1996 between the Company and certain unsecured trade creditors.

10.93(8) Regulation S Common Stock Subscription Agreement dated May 1, 1996, with Gerlach & Co.

10.94        Hyundai Agreement

10.95        Agreement  for Purchase and Sale of Assets,  effective  October 25,
             1996,   by  and  between  U.S.   Electricar,   Inc.  and  Systronix
             Corporation, and exhibits.

10.96        U.S. Electricar 1996 Employee and Consultant Stock Option Plan.

10.97(9) Agreement for the Purchase and Sale of Assets, effective September 5, 1996, by and between Industrial Electric Vehicles, Inc., U.S. Electricar, Inc., and Legend Electric Vehicles, Inc.

11           Statement Re: Computation of per share earnings.

21(1)        Subsidiaries of the Registrant.

24           Power of Attorney (included on signature page)

27           Financial Data Schedule.

                                  EXHIBIT INDEX


Exhibit No.                     Description
================================================================================

----------------------------

(1) Incorporated by reference to identically numbered exhibits filed with the Registration Statement on Form 10 filed on November 29, 1994.
(2) Incorporated by reference to identically numbered exhibits filed with the Amendment No. 1 to Form 10 filed on January 27, 1995.
(3) Incorporated by reference to identically numbered exhibits filed with the Amendment No. 2 to Form 10 filed on February 28, 1995.
(4) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q filed on March 17, 1995.
(5) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q filed on June 14, 1995.
(6) Incorporated by reference to identically numbered exhibits filed with the Form 10-K for the year ended July 31, 1995, filed on October 30, 1995.
(7) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q filed on March 18, 1996.
(8) Incorporated by reference to the identically numbered exhibit filed with the Form 10-Q filed on June 14, 1996.
(9) Incorporated by reference to Exhibit No. 10.87 filed with the Form 8-K filed on September 19, 1996.


                                      EI