Form 10-K/A
period 1996-07-31
US ELECTRICAR INC
filed 1996-11-29
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

       5 Thomas Mellon Circle, Suite 305, San Francisco, California 94134
          (Address of principal executive offices, including zip code)

                                 (415) 656-2400
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 5, 1996 was $8,465,402. For purposes of this calculation only, (i) shares of Common Stock and Series A and B Preferred Stock are deemed to have a market value of $0.27 per share, the average of the high bid and low ask price of the Common Stock on November 5, 1996, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of November 5, 1996 was 127,168,477.

                                EXPLANATORY NOTE

         This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996, originally filed by the Registrant on November 12, 1996, and is being filed solely for the purpose of filing the information required by Part III (Items 10, 11, 12 and 13) to the Form 10-K.

                              U.S. ELECTRICAR, INC.

                                   FORM 10-K/A
                      AMENDMENT NO. 1 TO 1996 ANNUAL REPORT

                                TABLE OF CONTENTS

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant ..............  4

Item 11.    Executive Compensation ..........................................  8

Item 12.    Security Ownership of Certain Beneficial Owners and Management... 13

Item 13.    Certain Relationships and Related Transactions .................. 15


      SIGNATURES ............................................................ 19

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the Directors and executive officers of U.S. Electricar, Inc. (the "Company"):

                  Name             Age                      Position
                  ----             ---                      --------

          Roy Y. Kusumoto           53     Chairman, Chief Executive Officer, President, acting Chief
                                           Financial Officer and Director

          Carl D. Perry             64     Executive Vice President, International, and Director

          John J. Micek III(3)      44     Vice President, General Counsel and Secretary

          Robert A. Sackerman       54     Executive Vice President, Manufacturing

          Malcolm R. Currie(1)(3)   69     Director

          James S. Miller(1)        61     Director

          Edwin O. Riddell(2)(3)    54     Director

          David A. Ishag(1)(2)      36     Director

          William J. Gilliam        44     Director

--------------
(1)       Member of the Compensation Committee
(2)       Member of the Audit Committee
(3)       Member of the Executive Committee

          Roy Y. Kusumoto, President, Chief Executive Officer and Director. Mr. Kusumoto has served as a Director of the Company since June 1994. He has served as the Company's Chief Executive Officer since April 1995 and as President and Chairman of the Board of the Company since June 1995. Since September 1995, he has also served as acting Chief Financial Officer. Mr. Kusumoto founded Echoic Corporation, a sub-contract manufacturer of electronic and electro-mechanical products, in June 1989 and has served as its President and Chairman since then to December 1994. Since March 1992 and July 1992, Mr. Kusumoto has served as the Chairman of Aydia International and Chief Executive Officer of Fuel Technology, Inc., respectively. Prior to June 1989, Mr. Kusumoto founded and was the Chairman and Chief Executive Officer of Solectron Corporation, a publicly traded company, which is one of the largest sub-contract manufacturers in the United States. From 1988 until 1992, he was also the President of Sanwa Electric, Inc., an electronics manufacturer and distributor.

          Carl D. Perry, Executive Vice President, International, and Director. Mr. Perry has served as a Director and as an Executive Vice President of the Company since July 1993. Prior to joining the Company, he served as Executive Vice President of Canadiar Ltd., Canada's largest aerospace corporation, from 1984 to 1988, where he conducted strategic planning, worldwide marketing, and international joint ventures. From 1979 to 1983, Mr. Perry served as Executive Vice President of the Howard Hughes Summa Corporation's Helicopter Company, now known as McDonnell Douglas Helicopters, where he was responsible for general management, worldwide business development, and international operations.

          John J. Micek III, Vice President, General Counsel and Secretary. Mr. Micek joined the Company in March 1994 as its Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Micek had practiced law since January 1989. From 1987 to March 1994 Mr. Micek held several positions with Armanino Foods of Distinction, Inc., a publicly traded specialty food company, including serving as its General Counsel and Chief Financial Officer from February 1987 to December 1988 and Vice President from January 1989 to March 1994. Mr. Micek has also been a Director of Armanino Foods since 1988. Mr. Micek has also served as a Director of Universal Group, Inc., a mid-west group of insurance companies, since 1981, and of Cole Group, Inc., a publishing company based in Northern California, since 1991. Mr. Micek served as the President and Director of Catalina Capitol, Inc., a publicly traded company, from 1990 until its merger into Instant Video Technologies, Inc. ("IVT"), an interactive multi-media network technology company, in 1992. He continues to serve as a Director of IVT.

          Robert A. Sackerman, Executive Vice President, Manufacturing. Mr. Sackerman joined the Company as Executive Vice President, Manufacturing, in September 1994. From 1993 to 1994, Mr. Sackerman was President and Founder of Performance Strategies International, a virtual engineering, business/manufacturing reprocess company doing business in Europe, the United States and Mexico. From 1990 to 1993, Mr. Sackerman was part of the senior start-up team for Saturn Corporation, an automotive manufacturer, functioning as car assembly and component plant operations manager. Prior to 1990, Mr. Sackerman spent 27 years with General Motors, in both domestic and foreign automotive manufacturing operations in senior plant management.

          Malcolm R. Currie, Director. Dr. Currie has served as a Director of the Company since March 1995. From 1986 until July 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co. (now Hughes Electronics), and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. His career in electronics and management has included research with many patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. He served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of UNOCAL, Investment Company of America, and LSI Logic, all of which are publicly traded companies. He is President of the American Institute of Aeronautics and Astronautics, and is Chairman of the Board of Trustees of the University of Southern California.

          James S. Miller, Director. Mr. Miller has served as a Director of the Company since November 1990. From 1963 to the present, Mr. Miller has been active in start-up and growth businesses, including the ownership of his own vineyards. He was Director and Officer of Oxford Laboratories from 1959 to 1974, Chemetrics Corporation from 1975 to 1979, and Grand Cru Vineyards from 1976 to 1981. Oxford Laboratories and Chemetrics Corporation are medical diagnostic laboratory equipment companies. Currently, Mr. Miller is a director of Mast Immunosystems, of Mountain View.

          Edwin O. Riddell, Director. Mr. Riddell has served as a Director of the Company since June 1995. From January 1991 to the present, Mr. Riddell has served as Manager of the Transportation Business Unit in the Customer Systems Group at the Electric Power Research Institute in Palo Alto, California, and from 1985 until November 1990, he served with the Transportation Business Unit as Vice President, Engineering, working on electric public transportation systems. From 1979 to 1985, he was Vice President and General Manager of Lift U, Inc., the leading manufacturer of handicapped wheelchair lifts for the transit industry. Mr. Riddell has also worked with Ford, Chrysler, and General Motors in the area of auto design (styling), and has worked as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell has been a member of the American Public Transit Association's ("APTA") Association Member Board of Governors for over 15 years. He has also served on APTA's Board of Directors.

          David A. Ishag, Director. Mr. Ishag was elected as a Director of the Company in September 1995. In 1994, Mr. Ishag founded, and continues as a general partner of, the firm Hirsch & Cie, an external financial advisor to Union Bancaire Privee (CGI-TDB) in Geneva, Switzerland, where his principal activities are private banking and asset allocation. From 1991 to 1994, Mr. Ishag conducted asset management and general banking duties for the Republic National Bank of New York (Geneva), and also had marketing responsibility for building clientele portfolios. From 1988 to 1991, Mr. Ishag was associated with European Investments & Development Group PLC, a London property investment company, acting as a Director of portfolio management. From 1986 to 1988, Mr. Ishag was with Barclays de Zoete Wedd Ltd., a graduate banking program, working with mergers and acquisitions in the Corporate Finance department.

          William J. Gilliam, Director. Mr. Gilliam has served as a Director of the Company since February 1996. Mr. Gilliam has served as Chairman of Kestrel Financial Services, LLC, the successor company to several private Merchant Banking Firms formed in July 1997. Mr. Gilliam is also Chairman of New Charleston Energy Partners, Inc., a California independent power producer, and Marine Energy Systems Corporation, a manufacturer and supplier of industrial processing and energy systems. From 1981 to 1987 Mr. Gilliam was an Investment Banker at Lehman Brothers Kuhn Loeg, Thomson McKinnon Securities, Inc., and Quadrex Securities, Inc. where he worked with a variety of industries on merger and acquisition related transactions. He was Chairman of Rexene Corporation, a NYSE manufacturer of thermoplastics and chemicals, and the Polymar Corporation, a manufacturer of engineering plastics. He was also a founder, major shareholder and a Director of Calgon Carbon Corporation, a NYSE corporation which is the world leader in the production of granular activated carbon.

Relationships Among Directors or Executive Officers

          There are no family relationships among any of the Directors or executive officers of the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock to the Securities and Exchange Commission ("SEC").
Copies of these reports are also required to be delivered to the Company.

          Except as set forth below, the Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 1996, all Reporting Persons complied with all applicable filing requirements.

          Exceptions: Form 5s were inadvertently not filed on a timely basis by September 16, 1996, with respect to option grants made automatically to certain of the nonemployee Directors pursuant to the Company's 1994 Director Stock Option Plan (the "Director Option Plan") during fiscal 1996. Each nonemployee Director was granted 1,000 options under the Director Option Plan on the date of each Board meeting attended by such Director. Director Miller was granted options under the Director Option Plan on three occasions, for which a total of one Form 5 was required. Director Currie was granted options under the Director Option Plan on two occasions, for which a total of one Form 5 was required, however, Dr. Currie has declined to accept and disclaims ownership of these options. Director Riddell was granted options under the Director's Option Plan on three occasions for which a total of one Form 5 was required; and Director Ishag was granted options under the Director's Option Plan on one occasion for which a total of one Form 5 was required. The Company has requested that such Directors file the required Form 5s reporting such option grants with the SEC as soon as possible.

          To the Company's knowledge, a Form 4 or Form 5 was not filed by Itochu Corporation relating to their purchase of shares of the Company's common stock pursuant to conversion of debt to equity in June 1996 (see "Certain Relationships and Related Transactions"). The Company has requested that Itochu Corporation file the required Form 5 as soon as possible.

          To the Company's knowledge, a Form 4 or Form 5 was not filed by Gerlach & Co. relating to their purchase of shares of the Company's common stock pursuant to conversion of debt to equity in June 1996 (see "Certain Relationships and Related Transactions"). The Company has requested that Gerlach & Co. file the required Form 5 as soon as possible.

          To the Company's knowledge, a Form 3 was not filed by Fontal International L.T.D. ("Fontal"), relating to its purchase of shares in December 1995 of Form 4 was not filed by Fontal relating to the issuance of warrants to Fontal in May 1996 (see Item 13, "Certain Relationships and Related Transactions"). The Company has requested that Fontal file the requested forms as soon as possible.

          With regard to regrants of options under the Company's employee and consultant stock plan in January, 1996, each of Messrs. Kusumoto, Perry, Micek and Sackerman inadvertently did not file a Form 5 on a timely basis. Each of these persons has been asked by the Company to file the required Form 5 reporting the regrants of stock options as soon as possible.

Item 11.     Executive Compensation

Summary Compensation Table

          The following table sets forth all compensation earned by the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose annual salary and bonus exceeded
$100,000 for the years ended July 31,  1996,  1995 and 1994  (collectively,  the
"Named Executive Officers"):

                           Summary Compensation Table

                                                            Long-Term
                                                            ---------
                                               Annual      Compensation
                                               ------      ------------
                                            Compensation     on Awards             Securities
                                            ------------     ---------             Underlying
                                               Salary          Bonus               Options/SARs
Name and Principal Position        Year          ($)            ($)                    (#)
---------------------------        ----        ------          -----                ----------

Roy Y. Kusumoto(1)                 1996        50,000           --                10,002,000(2)
  Chief Executive Officer,         1995        13,461           --                10,002,000(3)
  President and acting Chief       1994           --            --                     --
  Financial Officer

---------------
(1) Mr. Kusumoto became Chief Executive Officer of the Company on April 17, 1995. Salary in 1995 was paid for the period April 17, 1995 through July 31, 1995.

(2) For information regarding options, see "Option Repricing in 1996".

(3) 2,000 of such options were granted to Mr. Kusumoto in his capacity as a nonemployee Director under the 1994 Director Stock Option Plan prior to his appointment as an officer of the Company in April 1995.

Option/SAR Grants

         The following table sets forth certain information with respect to stock options and stock appreciation rights ("SARs") granted during 1996 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 0%, 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option and SAR exercises will be dependent on the future performance of the Common Stock.

                                              Option/SAR Grants in Fiscal 1996

                                    Individual Grants
                     ---------------------------------------------
                      Number of
                      Securities  % of Total
                      Underlying    Options/                                            Potential Realizable Value at
                       Options/       SARs                 Market                       Assumed Annual Rates of Stock
                         SARs      Granted to  Exercise   Price on                    Price Appreciation for Option Term
                       Granted     Employees    or Base   Date of     Expiration      ----------------------------------
Name                     (#)        in 1996     Price(3)  Grant(4)       Date         0%            5%            10%
----                 ------------   -------    ---------  --------    ----------   --------      --------      ---------
Roy Y. Kusumoto      2,000,000(1)      18%       $0.30     $0.33      04/25/2000   $ 70,000      $255,120      $479,060

                     4,000,000(1)      36%       $0.30     $0.33      04/25/2000   $140,000      $428,800      $761,920

                     4,000,000(2)     100%       $0.30     $0.33      04/25/2000   $140,000      $428,800      $761,920

----------------

(1)  Options granted.
(2)  SARs granted.
(3) For information regarding the repricing of options granted to the named Executive Officers in 1996, see "Repricing of Options".
(4) Based on the average of the high bid and low ask prices of the Common Stock on the date of grant.

Option Exercises and Option Values

         The following table sets forth information concerning option exercises during 1996, and the aggregate value of unexercised options as of July 31, 1996, held by the Named Executive Officer:

                     Aggregated Option/SAR Exercises in 1996
                       and Option Values at July 31, 1996

                                                        Number of Securities
                                 Aggregate             Underlying Unexercised        Value of Unexercised In-
                                Option/SAR                Options/SARs at              the-Money Options at
                             Exercises in 1996             July 31, 1996                  July 31, 1996(1)
                             -----------------            ---------------              --------------------

                           Shares         Value
                         Acquired on    Realized
Name                     Exercise (#)       ($)     Exercisable  Unexercisable  Exercisable   Unexercisable
----                     ------------   ----------  -----------  -------------  -----------   -------------

Roy Y. Kusumoto          --             --          2,002,000    8,000,000(2)       $ --          $ --

---------------
(1) Calculated on the basis of the average of the high bid and low ask prices of the Common Stock on July 31, 1996 of $0.27 per share, minus the exercise price.
(2) 2,000,000 options and 2,000,000 stock appreciation rights will become exercisable at such time as the Company has achieved two consecutive quarters of profitability and has reported such financial results on quarterly reports filed with the Securities and Exchange Commission on Form 10-Q (the "Date of Vesting"). An additional 2,000,000 options and 2,000,000 stock appreciation rights will become exercisable on the first anniversary of the Date of Vesting, provided that Mr. Kusumoto is the Chief Executive Officer of the Company at such time.

Repricing of Options
     Compensation Committee Report on Repricing of Options

     In September 1995, the Compensation Committee recommended that the Board of Directors consider repricing previously granted options under the Company's Employee and Consultant Stock Plan to its Officers and key employees. Due to the Company's reorganization, the Compensation Committee believed that the relationship between the exercise price of those options and the recent market price of the Company's Common Stock did not provide effective equity incentives for the Company's Officers and key employees. Equity incentives are a significant component of the total compensation package of the Company's employees and play a substantial role in the Company's ability to retain the services of individuals essential to the Company's long-term success. The Compensation Committee felt that the Company's ability to retain key employees would be significantly impaired unless value was restored to their options. Accordingly, the Compensation Committee determined it was necessary to reprice the options based on at least 85% of current market value to provide realistic incentives for the Officers, Directors and employees to whom such options has been granted.

     In light of the Company's circumstances at the time, and the competitive environment for its employees, the Board of Directors approved the repricing in October 1995. The options were repriced to $0.30, which was approximately 90% of the average of the high bid and low ask of the Company's Common Stock on January 16, 1996 for the Officers and key employees that the Company believes to be important to its long-term success. Because of the critical need to retain these individuals, the vesting period was not restarted. With respect to the Named Executive Officer, the options for Mr. Kusumoto were repriced.

Submitted by the Compensation Committee:

     Jim Miller
     Malcolm Currie

Option Reprices in 1996

                                  Number of
                                 Securities                                                              Length of
                                 Underlying     Market Price at   Exercise Price                         Original
   Name            Date            Options          Time of         at Time of       New Exercise      Option Term
                                  Repriced         Repricing         Repricing          Price       Remaining at Date
                                      #                $                 $                $            of Repricing
Roy              1/16/96        2,000,000 (1)        $0.335            $0.40            $0.30            4 years
Kusumoto
                 1/16/96        4,000,000 (1)        $0.335            $0.64            $0.30            4 years
                 1/16/96        4,000,000 (1)        $0.335            $0.64            $0.30            4 years

(1) For information regarding the granting of options and SARs, see "Option/SAR Grants in Fiscal 1996".


Compensation of Directors

         Directors who are employees of the Company do not receive any compensation for their services as Directors. In February 1995, the Board resolved that Directors who are not employees of the Company will receive (i) $1,000 for attendance in person at each regularly scheduled Board meeting, (ii) $500 for participation at a Board meeting by telephonic conference call, and
(iii) $500 for each committee meeting attended which is held not in conjunction with a regularly scheduled Board meeting. The payment of these amounts is subject to the Company receiving $15 million in equity financing after February 1995; however, the amounts are being accrued on the Company's accounting records. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

         Each nonemployee Director of the Company is entitled to participate in the Company's 1994 Director Stock Option Plan (the "Director Option Plan"). The Board of Directors and the shareholders have authorized a total of 150,000 shares of Common Stock for issuance under the Director Option Plan. The Director Option Plan provides for the grant of nonstatutory options to nonemployee Directors of the Company. The Director Option Plan is designed to work automatically and not to require administration; however, to the extent administration is necessary, it will be provided by the Board of Directors.

         The Director Option Plan provides that each eligible Director is granted an option to purchase 1,000 shares of Common Stock for each Board meeting attended in person.

         Options granted under the Director Option Plan have a term of five years unless terminated sooner upon termination of the optionee's status as a Director or otherwise pursuant to the Director Option Plan. No option granted under the Director Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable, during the lifetime of the optionee, only by such optionee. The Director Option Plan provides that the options become exercisable in full immediately upon the grant of such options.

         The exercise price of all stock options granted under the Director Option Plan is equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Fair Market Value is defined under the Director Option Plan as the mean of the bid and asked prices of the Common Stock in the over-the-counter market on the date of grant, as reported by the National Association of Securities Dealers Automated Quotation System.

         In the event of a merger of the Company with or into another corporation or a sale of substantially all of the Company's assets, the Director Option Plan requires that each outstanding option be assumed or an equivalent option substituted by the successor corporation. The Director Option Plan will terminate in December 2004. The Board of Directors may amend or terminate the Director Option Plan; provided, however, that no such action may adversely affect any outstanding options, and the provisions of the

Director Option Plan affecting the grant and terms of options granted thereunder may not be amended more than once in any six-month period. Executive officers of the Company are not eligible to participate in the Director Option Plan.

         As of November 5, 1996, 20,000 options had been granted and remained outstanding under the Director Option Plan.


Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Mr. Ishag, Mr. Miller and Dr. Currie. Mr. Miller and Dr. Currie served as members of the Compensation Committee during all of fiscal 1996. Mr. Ishag has served on the Committee since February, 1996

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's stock as of November 5, 1996, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of each class of the Company's stock, (ii) by each of the Company's directors, (iii) by each of the Company's executive officers named in the Summary Compensation Table below, and (v) by the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of stock beneficially owned by them.

5% Shareholders, Directors, Officers              Common Shares              Percentage of Common Shares           Voting
and Directors and Officers as a Group        Beneficially Owned (1)            Beneficially Owned (2)          Percentage (3)
-------------------------------------        ----------------------            -----------------------         --------------

Itochu Corporation                                47,455,789(4)                         36.44%                     34.94%
2-5-1, Kita-Aoyama 2-chome,
Minato-ku, Tokyo
107-77, Japan

Gerlach & Co.                                     54,250,947(5)                         41.42%                     39.72%
c/o Citibank N.A.
111 Wall Street, 8th Floor
New York, NY  10043

Fontal International L.T.D.                       16,333,333(11)                        11.8%                      10.1%
9 Quai des Bergues
Geneva, Switzerland

John J. Micek III                                    540,000(a)                            *

Roy Y. Kusumoto                                    4,002,000(6)                         3.47%                       3.13%

James S. Miller                                      111,459(7)                            *                           *

Carl D. Perry                                        732,500(b)                            *                           *

Robert Sackerman                                     324,000(c)                            *

Malcolm R. Currie                                      3,000(8)                            *                           *

Edwin O. Riddell                                       3,000(9)                            *                           *

David A. Ishag                                         1,000(10)                           *                           *

William J. Gilliam                                         0                               *                           *

All Directors and executive officers               3,816,418(12)                       11.48%                      10.35%
as a group (9 persons)

*Indicates less than 1%

(1) Number of Common Stock shares includes Series A Preferred Stock shares and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after November 5, 1996.

(2) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding,
(ii) the Series A Preferred Stock owned by such shareholder; and (iii) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after November 5, 1996.

(3) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding,
(ii) the total  Series A Preferred  Stock  outstanding;  and (iii)  Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after November 5, 1996. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock is entitled to vote together with the Common Stock as a single class on most shareholder matters.

(4) Includes 26,266,667 shares of Common Stock issuable upon conversion of convertible debt in the amount of $7,880,000 plus accrued interest, at a conversion price of $0.30 per share.

(5) Includes 27,664,000 shares of Common Stock issuable upon conversion of convertible debt in the amount of $8,299,200 plus accrued interest, at a conversion price of $0.30 per share.

(6) Includes 2,002,000 shares of Common Stock issuable pursuant to stock options.

(7) Includes (i) 11,000 shares of Common Stock issuable pursuant to stock options; and 1,000 shares held in revocable trust FBO Mr. Miller's son. Excludes 20,894 shares of Common Stock held in an irrevocable trust for Mr. Miller's son, as to which Mr. Miller has no voting or investment power. Mr. Miller disclaims beneficial ownership of such shares.

(8) Includes 3,000 shares of Common Stock issuable pursuant to stock options, however, Dr. Currie has declined and disclaims ownership of such options.

(9) Includes 3,000 shares of Common Stock issuable pursuant to stock options.

(10) Includes 1,000 shares of Common Stock issuable pursuant to stock options.

(11) Includes (i) 10,333,333 shares of Common Stock issuable upon conversion of warrants at a conversion price of $0.30 per share. For description of terms of warrants see "Transaction with Secured Creditors and Others."

(12) Includes 3,816,418 shares of Common Stock issuable pursuant to stock options.

(a)  Includes 540,000 shares of common stock issuable pursuant to stock options.

(b)  Includes 732,000 shares of common stock issuable pursuant to stock options.

(c)  Includes 324,000 shares of common stock issuable pursuant to stock options.

Item 13.  Certain Relationships and Related Transactions

The following are certain transactions entered into between the Company and its officers, Directors and principal shareholders and their affiliates since July 31, 1995.

Transactions with Secured Creditors and Others

Gerlach & Co.

The Company and Gerlach & Co., a principal shareholder and creditor of the Company, agreed to amend Warrants issued to Gerlach & Co. for the purchase of 750,000 shares of the Company's Common Stock. Such Warrants originally had an exercise price of $3.20 per share. The amendment provides that the exercise price is equal to the lower of (a) a floating rate of 35% below the market price of the Common Stock immediately prior to either (i) March 1995, (ii) the date of exercise, or (iii) the date a reverse stock split is effected by the Company (if effected by the Company prior to the end of September 1995), or (b) $0.40 per share. The warrants expire on July 31, 1997.

As of August 1995, Gerlach & Co. held $3,775,000 in principal amount of Series S Secured Convertible Bonds ("Series S Bonds"). In September 1995, Citibank Switzerland transferred ownership of $3,255,00 of the Series S Bonds to Gerlach & Co. In March 1996, accrued unpaid interest of $35,729 on the Series S Bonds was added to principal. Also in March 1996, the Company converted $210,000 of the Series S Bonds plus the $35,729 of accrued interest to 471,287 shares of Common Stock at a conversion price of $0.5214 per share. In June 1996, Gerlach & Co. converted $3,820,000 of its Series S Bonds into 12,733,334 shares of Common Stock at $0.30 per share, and accrued interest of $977,452 was converted to 3,258,173 shares of Common Stock at $0.30 per share. The maturity date of the remaining Series S Bonds was extended to March 1997.

In April 1995, the Company issued to Gerlach & Co. Secured Convertible 10% Series I Bonds ("Series I Bonds") in the aggregate principal amount of $500,000. Subsequently, in August 1995, Gerlach & Co. purchased $1,144,000 of additional Series I Bonds. The Series I Bonds provide for an annual interest rate of 10% and a maturity date of March 25, 1996, and are convertible into shares of Common Stock upon the earlier to occur if (i) a Company-approved restructuring/repayment workout plan accepted by the unsecured creditors holding 80% or more of the Company's unsecured trade debt, which plan has been approved by the Company, or (ii) the sole election by Itochu Corporation, a principal shareholder and creditor of the Company, to cause conversion of this debt. The original conversion rate was the lower of a floating rate or $0.40 per share; however, the parties agreed in May 1995 to set the minimum conversion rate at $0.30 per share. In June 1996, the Company converted the total outstanding balance of the Series I convertible bonds. The principal balance of $1,644,200 held by Gerlach & Co. was converted to 5,480,667 shares of Common Stock at $0.30 per share, and $166,246 of accrued interest was converted to 554,153 shares of Common Stock at $0.30 per share.

In January 1996, the Company sold 670,000 unregistered shares of Common Stock to Gerlach & Co at a price of $0.30 per share. The proceeds of the sale were $201,000. In April 1996, the Company sold 6,666,667 unregistered shares of Common Stock to Gerlach & Co. at a price of $0.30 per share, receiving proceeds of $2,000,000. Both of these sales of Common Stock were pursuant to a Regulation S Subscription Agreement.

Itochu Corporation

In December 1994, the Company defaulted on an interest payment of $331,000 due December 9, 1994 on a $8,980,000 convertible subordinated note ("Subordinated Note") due to Itochu Corporation ("Itochu"), a principal shareholder and creditor of the Company. In July 1995, Itochu converted $4.1 million of the Subordinated Note hold by it into 13,666,666 shares of Common Stock, at a conversion price of $0.30 per share. In June 1996, the Company converted the $4,880,000 balance of the note from ITOCHU to 16,266,667 shares of Common Stock at $0.30 per share, and the accrued interest of $1,611,737 was converted to 5,372,456 shares of Common Stock at $0.30 per share.

In April 1995, Itochu and the Company entered into a Supplemental Loan Agreement (the "Itochu Agreement"), pursuant to which Itochu agreed to loan additional funds to the Company up to a maximum of $3,000,000 on a matching basis to other financing that the Company obtained. In August 1995, this $3,000,000 maximum was reached. In connection with the Itochu Agreement, in April 1995, the Company issued to Itochu a convertible secured promissory note in the principal amount of $500,000, in repayment of an advance previously made to the Company by Itochu International Inc., an affiliate of Itochu, and loaned to the Company an additional principal amount of $1,356,000. In August 1995, Itochu loaned to the Company an additional principal amount of $1,144,000. The terms of each of these loans provided for interest at the rate of 10% per annum, payable semiannually, with the full principal amount and any accrued but unpaid interest due on March 25, 1997. The debt is convertible at the election of Itochu at any time, or automatically upon the occurrence of certain events, into shares of Common Stock at a conversion rate of $0.30 per share. The debt is secured by all of the assets of the Company.

Fontal International Ltd.

In December 1995, the Company sold 3,333,333 unregistered shares of its Common Stock to Fontal International, Ltd. at a price of $0.15 per share pursuant to a Regulation S Subscription Agreement. The proceeds were $500,000.

In May 1996, the Company issued 8,333,332 warrants to Fontal International, Ltd. in exchange for services performed. The warrants are exercisable at $0.30 per share for an equal number of shares of Common Stock, and expire on May 1, 1997. If the market value of the Common Stock of the Company is equal to or greater than $0.60 per share on the date of exercise, and if the average trading volume was in excess of 100,000 shares per day for the preceding 20 trading days, the warrants may be exercised without payment of cash. The warrants may not be exercised in the United States, and the stock purchased may not be delivered to the United States unless first registered under the Securities Act or receive an available exemption from registration. In October 1996, an additional 2,000,000 cashless warrants, exercisable at $0.30 per share, were issued to Fontal International, Ltd. pursuant to a finders fee relating to the acquisition of Systronix Corporation.

In August 1996, the Company issued 1,000,000 unregistered shares of Common Stock to Fontal International, Ltd. at a price of $0.30 per share, pursuant to a Regulation S Subscription Agreement, and received proceeds of $300,000. In October 1996, the Company issued 1,666,667 unregistered shares of Common Stock to Fontal International, Ltd. at a price of $0.30 per share, also pursuant to a Regulation S Subscription Agreement. The shares were issued to convert a $500,000 convertible note assumed as part of the acquisition of Systronix Corporation. The Company also assumed a $300,000 promissory note as part of this acquisition.

Other Sales of Securities

         In February 1996, the Company issued Stock options under the 1994 employee & consultant Stock Plan to purchase 900,000 shares of Common Stock to Robert Sackerman, an Officer of the Company, at exercise price of $.30 per share with a term of four years. In February 1996, the Company issued Stock options under the 1994 employee & consultant Stock Plan to purchase 1,200,000 shares of Common Stock to Carl Perry, an Officer of the Company, at exercise price of $.30 per share with a term of four years. In February 1996, the Company issued Stock options under the 1994 employee & consultant Stock Plan to purchase 750,000 shares of Common Stock to John Micek, an Officer of the Company, at exercise price of $.30 per share with a term of four years. In April 1996, the Company issued Stock options under the 1994 employee & consultant Stock Plan to purchase 200,000 shares of Common Stock to Barrett Woodruff, an Officer of the Company, at exercise price of $.30 per share with a term of four years.

         In February 1996, the Company issued stock options to purchase an aggregate of 6,002,000 shares of Common Stock and stock appreciation rights relating to 4,000,000 shares of Common Stock to Roy Kusumoto, the Company's Chief Executive Officer. See Item 11 -- Executive Compensation.

         In fiscal 1996, the Company issued stock options to its nonemployee Directors under the 1994 Director Stock Option Plan. See Item 11 -- Executive Compensation -- Compensation of Directors.

Indebtedness of Management

         In July 1993, the Company sold 300,983 shares of Series A Preferred Stock at $0.60 per share to John Billington, a Director and former officer of the Company, in exchange for a combination of cash, conversion of debt and deferred compensation due to Mr. Billington, and a Secured, Partially Nonrecourse Promissory Note in the principal amount of $140,295, on which the nonrecourse amount was approximately $106,000. The Note is secured by the shares issued to Mr. Billington. The Note provides for interest at the rate of 8% per annum payable annually with the full principal amount and any accrued but unpaid interest due on January 1, 1997. As of July 31, 1996, $165,772 of principal and accrued interest were outstanding under the Note, which amount was the largest amount of indebtedness outstanding under the Note in 1996.

         The Company believes that the shares of Common Stock and other securities issued in the above referenced transactions were sold at their fair market value, that (with the exception of the 2,000,000 options granted to Mr. Kusumoto at less than fair market value) the exercise prices of the options and stock appreciation rights granted were equivalent to the fair market value of the Company's Common Stock at the date of grant, and that the other transactions described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The above referenced transactions were approved by a majority of the disinterested members of the Board of Directors. All future transactions between the Company and its officers directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including, where appropriate, a majority of the disinterested, nonemployee directors on the Board of Directors, and, where appropriate, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

Employment Agreements

         Carl Perry, Executive Vice President, and John Micek, Vice President and Secretary each have employment agreements for terms ending on December 31, 1996, subject to earlier termination "for cause" and otherwise with severance pay as described below. If the Company terminates the employee "without cause" or the Company elects to enforce a "covenant-not-to-compete" provision in each employment agreement, the agreement provides that the employee is to be paid a monthly severance payment from the termination date through December 31, 1996 based on 50% of the terminated employee's then authorized annual salary. In addition, each such officer is entitled to approximately two weeks of paid vacation and is covered under the Company's health and disability insurance. Mr. Perry's agreement currently provides for an annual salary of $75,000, and Mr. Micek's agreement currently provides for an annual salary of $90,000.

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 27 , 1995.

U.S. ELECTRICAR, INC.

By:  /s/ Roy Y. Kusumoto
     ----------------------------------------------
     Roy Y. Kusumoto, Chief Executive Officer,
     President, and Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title                                    Date
---------                              -----                                    ----

/s/ Roy Y. Kusumoto                    President, Chief Executive Officer,      November 27, 1996
-----------------------------------    Acting Chief Financial Officer, and      -----------------
Roy Y. Kusumoto                        Director (Principal Executive Officer
                                       and Principal Financial and
                                       Accounting Officer)

/s/ Carl D. Perry*                     Executive Vice President and Director    November 27, 1996
-----------------------------------                                             -----------------
Carl D. Perry


/s/ James S. Miller*                   Director                                 November 27, 1996
-----------------------------------                                             -----------------
James S. Miller


/s/ Malcolm R. Currie, Ph.D.*          Director                                 November 27, 1996
-----------------------------------                                             -----------------
Malcolm R. Currie, Ph.D.


/s/ Edwin O. Riddell                  Director                                  November 27, 1996
-----------------------------------                                             -----------------
Edwin O. Riddell


/s/  David A. Ishag                   Director                                  November 27, 1996
-----------------------------------                                             -----------------
David A. Ishag

*By: /s/ Roy Y. Kusumoto
    -------------------------------
    Roy Y. Kusumoto, Attorney-in-Fact


                                       19
