Form 10-Q
period 1996-10-31
US ELECTRICAR INC
filed 1996-12-16
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

( X )    QUARTERLY  REPORT  PURSUANT TO  SECTION 13  OR  15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 31, 1996
                                        ----------------

         or

(   )    TRANSITION REPORT  PURSUANT  TO SECTION 13  OR  15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

         For the Transition Period From              To                .
                                        ------------    --------------

                           Commission File No. 0-25184
                                               -------

                              U.S. ELECTRICAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                      95-3056150
-------------------------------            -----------------------------------
(State of other jurisdiction of            (IRS employer identification number)
incorporation or organization)

                        5 Thomas Mellon Circle, Suite 305
                             San Francisco, CA 94134
              ----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether he registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ( X ) No (   )
                                       -----    -----

As of December 12, 1996, there were 127,194,477 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                       Page No.
                                                                       --------
PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited) ...........................    3

          Consolidated Balance Sheets:
          October  31, 1996 and July 31, 1996 ........................    3

          Consolidated Statements of Operations:
          Three months ended October 31, 1996 and 1995 ...............    4

          Consolidated Statements of Cash Flows:
          Three months ended October 31, 1996 and 1995 ...............    5

          Notes to Consolidated Financial Statements:
          for the Three months ended October 31, 1996 and 1995 .......    7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   14
Item 2.   Changes in Securities ......................................   14
Item 3.   Defaults upon Senior Securities ............................   14
Item 4.   Submission of Matters to a Vote of Security Holders ........   15
Item 5.   Other Information ..........................................   15
Item 6.   Exhibits and Reports on Form 8-K ...........................   15


SIGNATURE ............................................................   16

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         As of             As of
                                                                                                   October 31, 1996    July 31, 1996
                                                                                                   ----------------    -------------
                                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                                                                              $     51          $     13
       Accounts receivable, net of allowances of $434 and $596                                                771               856
       Inventory                                                                                            2,210             2,387
       Prepaids and other current assets                                                                      184               184
                                                                                                         --------          --------
              Total Current Assets                                                                          3,216             3,440

PROPERTY, PLANT AND EQUIPMENT - NET                                                                           953               835

OTHER ASSETS                                                                                                   67                88
                                                                                                         --------          --------
TOTAL ASSETS                                                                                             $  4,236          $  4,363
                                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                                  $  2,857          $  2,868
       Accrued payroll and related expense                                                                    490               441
       Accrued warranty expense                                                                               978             1,156
       Reserve for lease obligations                                                                           91               112
       Accrued Interest                                                                                       257               208
       Other accrued expenses                                                                               1,098               721
       Customer deposits and deferred revenue                                                                 497               323
       Bonds and notes payable                                                                              7,747             7,283
                                                                                                         --------          --------
              Total Current Liabilities                                                                    14,015            13,112

LONG TERM DEBT                                                                                              3,987             3,987

SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       3,861,000 and 4,010,000 shares issued and outstanding at 10/31/96
       and 7/31/96                                                                                          2,843             2,983
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,587,000 shares issued and outstanding                                                              3,175             3,175
       Stock notes receivable                                                                              (1,080)           (1,061)
       Common Stock - No par value; 300,000,000 shares authorized; 127,169,000
       and 120,220,000 shares issued and outstanding at 10/31/96 and 7/31/96                               60,957            59,157
       Accumulated deficit                                                                                (79,661)          (76,990)
                                                                                                         --------          --------
              Total Shareholders' (Deficit)                                                               (13,766)          (12,736)
                                                                                                         --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                            $  4,236          $  4,363
                                                                                                         ========          ========

Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------

                                                  Three Months Ended October 31,
                                                 -------------------------------
                                                      1996             1995
                                                 -------------    -------------


NET SALES                                        $         527    $       2,094

COST OF SALES                                              763            2,321
                                                 -------------    -------------

GROSS MARGIN                                              (236)            (227)
                                                 -------------    -------------

OTHER COSTS AND EXPENSES:
      Research & development                               166              336
      Selling, general & administrative                    600            1,237
      Interest and financing fees                           39              427
      Acquisition of research company                    1,630
                                                 -------------    -------------
           Total other costs and expenses                2,435            2,000
                                                 -------------    -------------

LOSS BEFORE GAIN ON DEBT
RESTRUCTURING                                           (2,671)          (2,227)

GAIN ON DEBT RESTRUCTURING                                                  283
                                                 -------------    -------------
NET LOSS                                         $      (2,671)   $      (1,944)
                                                 =============    =============

PER COMMON SHARE:
     Loss before gain on debt restructuring      $      (0.022)   $      (0.040)
     Gain on debt restructuring                                           0.005
                                                 -------------    -------------
         Net loss per common share               $      (0.022)   $      (0.035)
                                                 =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        121,421,529       55,559,303


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------------------------

                                                                    Three Months Ended October 31
                                                                  -------------------------------
                                                                        1996              1995
                                                                      -------           -------
OPERATIONS
 Net loss                                                             $(2,671)          $(1,944)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                           164               356
  Change in allowance for doubtful accounts                                 0               (10)
  Provision to reduce inventory values                                      5               (44)
  Debt restructuring                                                        0              (283)
  Purchase of a research company                                        1,630                 0
  Stock option compensation                                                 0                26
  Interest income on stock notes receivable                               (19)              (15)
  Change in operating assets and liabilities:
      Accounts Receivable                                                (280)             (989)
      Inventory                                                           201             1,142
      Prepaids and other assets                                            94              (293)
      Accounts payable and accrued expenses                                76               463
      Customer deposits and deferred revenue                               29              (349)
                                                                      -------           -------
               Net cash used by operating activities                     (771)           (1,940)
                                                                      -------           -------

INVESTING:
 Repayments on advances to Systronix Corporation                          209
 Purchases of property, plant and equipment, net of disposals               0                90
                                                                      -------           -------
               Net cash provided by investing activities                  209                90
                                                                      -------           -------

FINANCING:
 Payments on notes payable                                               (172)              (41)
 Borrowings on notes payable                                              472             2,288
 Proceeds from issuance of common stock                                   300
                                                                      -------           -------
               Net cash provided by financing activities                  600             2,247
                                                                      -------           -------

NET INCREASE IN CASH AND EQUIVALENTS                                       38               397

CASH AND EQUIVALENTS:

 Beginning of period                                                       13               319
                                                                      -------           -------
 End of period                                                        $    51           $   716
                                                                      =======           =======


U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------------------


                                                               Three Months Ended October 31,
                                                               -----------------------------
                                                                   1996             1995
                                                                  -------          -------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock          $   140          $   837
  Conversion of convertible notes to common stock                     500
  Assumption of notes payable in connection with acquisition          800
  Note issued in connection with acquisition                          830
  Note assumed by buyer in connection with divestiture             (1,013)
  Conversion of accrued interest to notes payable                     147
  Decrease in accounts receivable from divestiture of IEV             365
  Decrease in inventory from divestiture of IEV                       470
  Decrease in accounts payable and accrued expenses from
    divestiture of IEV                                               (172)
  Increase in inventory from acquisition of Systronix Corporation    (499)
  Increase in prepaids from acquisition of Systronix                  (94)
  Increase in  accounts payable and accrued  expenses
    from acquisition of Systronix                                     361
  Increase in customer deposits from acquisition of Systronix         135



                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Three Months Ended October 31, 1996 and 1995

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 1996 and the interim results of operations and cash flows for the three month periods ended October 31, 1996 and 1995. The balance sheet at July 31, 1996, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1996 and October 31, 1996 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1996, and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended July 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended July 31, 1996, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

The results of operations for the three month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $76,990,000 at July 31, 1996 and $79,661,000 at October 31, 1996. A substantial portion of the losses are attributable to research, development and other start-up costs associated with the Company's focus on the development and manufacture of electric vehicles, including electric powered buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1996, the Company obtained approximately $45 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the three months ended October 31, 1996, the Company raised an additional $600,000, net of repayments, through the issuance of secured convertible debt and the sale of unregistered common stock.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. As of December 12, 1996, however, the Company had no commitments to provide significant additional financing to the Company.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):


                              October 31, 1996            July 31, 1996
                              ----------------            -------------
                                (unaudited)
Finished Goods                    $1,172                     $1,000
Work-in-process                      452                        710
Raw materials                        931                      1,450
Valuation adjustment                (345)                      (773)
                                 --------                    -------
                                  $2,210                     $2,387
                                 ========                    =======

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES


NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                                          October 31, 1996            July 31, 1996
                                                          ----------------            -------------
Series S secured  convertible bonds,  interest at 10;
principal and interest due March 1997, secured by
the personal property of the parent company                    $3,000                    $3,000

Convertible  secured  notes under a  Supplemental Loan
Agreement  with ITOCHU Corporation; interest at 10,
principal and interest due April 1997, secured by
the personal property of the parent company                     3,000                     3,000

Convertible  secured note  (acquisition  of Nordskog);
due January  1997,  with interest at 9% payable quarterly;
secured by certain machinery and equipment of the
subsidiary;  in September  1996,  the assets  associated
with the previous acquisition of Nordskog  were sold in
exchange  for the  assumption  of this note                        --                     1,013

Secured promissory note - Credit Managers  Association
of California ("CMAC") as exclusive agent for
Non-Qualified Creditors;  interest at 3%, with principal
and interest  due April 1999;  secured  with an  interest
in a sinking  fund escrow consisting of 10% of any financing received ubsequent  to April  1996;  the Board of  Directors
may   waive  the   sinking   fund  set  aside  on  a
case-by-case basis                                                 95                        95

Secured  subordinated  promissory  note  -  CMAC  as
exclusive  agent for Qualified  Creditors;  interest
at 3%, with  principal  and interest due April 1999;
secured  with an interest  in a sinking  fund escrow
as noted above                                                    560                       560

Secured subordinated promissory note - CMAC as exclusive
agent for Non-Qualified Creditors;  interest at 3% for the
first 5 years, 6% for years 6 and 7, and then at prime plus
3% through date of maturity; interest  payments  are made
upon payment of principal, with principal and interest
due no later than April 2016;  secured  with an interest
in a sinking  fund escrow as noted  above;  payments on
this note are  subordinated  to payment  in full on all
principal  and  accrued interest owed on the above 3-year
non-qualified and qualified notes                               3,332                     3,332

Promissory  note  -  accrued  interest  on  Nordskog
convertible  secured  note converted  to a new  note;
due upon  receipt  of  additional  financing  by the
Company, with interest at 9%                                      147                        --



NOTE 4 - LONG-TERM DEBT (Continued)


                                                          October 31, 1996            July 31, 1996
                                                          ----------------            -------------

Promissory  note payable to  principals of Systronix
Corporation  in connection  with the  acquisition of
Systronix;  interest at 10%, due November 25, 1996               830                        --

Convertible  secured  promissory  note;  interest at
10%,  due  November  1996;  convertible  into common
stock at $0.30 a share                                           600                        100

Other                                                            170                        170
                                                             -------                    -------
                                                              11,734                     11,270
Less current maturities                                        7,747                      7,283
                                                             -------                    -------
                                                              $3,987                    $ 3,987
                                                             =======                    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed below, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results", as reported by the Company in the Form 10-K filed with the Commission on November 12, 1996.

GENERAL

U.S. Electricar, Inc. and Subsidiaries (the "Company") develops, converts, assembles, manufactures and distributes battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles, and a variety of off-road industrial vehicles. The Company's product lines included converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. The Company's fiscal year ends July 31. All year references refer to fiscal years.

During 1994 and the first half of 1995, the Company's approach to its business was to establish manufacturing, marketing and support functions of a large scale company so that the transition from development and prototype activities to volume production of on-road electric vehicles could be made as quickly as possible once component parts design, systems integration and assembly processes were developed. The Company raised approximately $38 million to fund its activities during this period. However, the Company was not able to achieve volume production primarily because the development of such designs and processes were not completed prior to the company's capital becoming severely depleted which occurred in the second half of 1995. The Company incurred losses totaling $62,586,000 during 1994 and 1995.

The Company was forced to severely curtail its activities in the second half of 1995 due to a lack of funds. Certain facilities were closed and operations were consolidated, and the Company initiated programs to restructure its debt and raise interim funding.

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

In September 1996, a substantial portion of the assets of Industrial Electric Vehicles, Inc., (formerly Nordskog Electric Vehicles, Inc. (Nordskog), prior to its acquisition by the Company) were sold. Consideration for this sale included the assumption of, and release of liability for, the note payable that totaled $1,013,000 at July 31, 1996 to Nordskog.

On October 25, 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix).

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses primarily attributable to research, development ,administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been extremely negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least two more years.

During the three months ended October 31, 1996, the Company spent $771,000 in cash on operating activities to fund the net loss of $2, 671,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable, exclusive of the divestiture of the industrial electric vehicles business, increased by $280,000. The reduction of accounts receivable attributable to this divestiture was $365,000, net of allowances. Inventory, net of the divestiture of the industrial electric vehicles business, which reduced inventory by $470,000, and the acquisition of Systronix Corporation, which increased inventory by $499,000, decreased by $201,000.

The operations of the Company during the three months ended October 31, 1996 were financed primarily by $472,000 received from the issuance of promissory notes and an additional $300,000 received from Fontal International, Ltd., for sales of unregistered common stock under Regulation S.


IF THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OF ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED DURING THE REMAINDER OF 1997 AND IN 1998. AS OF DECEMBER 12, 1996, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.


RESULTS OF OPERATIONS

Net sales declined $1,567,000, or 74.8%, in the first quarter of 1997 from the first quarter of 1996. The decline in sales was primarily due to the Company's inability to raise the funds necessary to continue its operations at the same levels as the first quarter of 1996. Significant declines occurred in all product lines. Sales of converted sedans and light trucks declined from 34 units in the first quarter of 1996 to 12 units in the first quarter of 1997. Total revenue from this product line was $409,000 in the first quarter of 1997, down 66.2% from the corresponding quarter of 1996. Sales of industrial vehicles and associated parts and service were only $27,000 in the first quarter of 1997, since this business was sold on September 5, 1996.

Cost of sales as a percent of sales increased to 144.7% in the first quarter of 1997 from 110.8% in the first quarter of 1996. The increase in costs was primarily due to the low levels of production and high costs from purchasing parts in small quantities.

Research and development expense decreased in the first quarter of 1997 by $170,000, or 50.6%, from the first quarter of 1996 primarily as a result of a significant reduction by the Company of its technical resources. The Company reduced its technical staff and curtailed purchasing engineering services due to a severe lack of funds. Selling, general and administrative expense in the first quarter of 1997 declined $637,000, or 51.5%, primarily as a result of a significant reduction in staff and outside services due to the aforementioned lack of funds.

Interest and financing fees in the first quarter of 1997 declined $ 388,000, or 90.9%, from the first quarter of 1996. During 1996, the Company converted $15,548,000 of principal and accrued interest to common stock, resulting in a significant decrease in interest expense.

In October 1996, the Company acquired most of the assets and certain liabilities of Systronix Corporation, a research company involved in the design and development of drive trains for electric powered vehicles. The tangible assets were recorded at their fair market value at the time of the acquisition. The intangible assets were recorded as research and development expense.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses, the acquisition of a research company and the gain on debt restructuring, the net loss increased $727,000, or 37.4%, from $1,944,000 in the first quarter of 1996 to $ 2,671,000 in the first quarter of 1997.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings:

                  The Company reported in Form 10-K filed with the Commission on November 12, 1996, that on October 15, 1996, San Francisco Superior Court sustained without leave to amend a demurrer filed by the Company and a previous officer to an amended complaint originally filed by a shareholder on May 20, 1996. The Company also reported in Form 10-K that on October 29, 1996, the shareholder filed a motion for reconsideration. On November 27, 1996, the motion for reconsideration was denied.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  Nordskog: In connection with the acquisition of Nordskog Electric Vehicles, Inc., renamed Industrial Electric Vehicles, Inc. ("IEV"), in July 1993, the Company issued a $1,000,000 secured convertible promissory note due in January 1997, with interest at 9% annually and payable quarterly. This note was secured by machinery and equipment owned by IEV. During 1995, the Company sold some of the machinery and equipment used to secure the note and used the proceeds of $18,000 to pay down the principal. Quarterly interest payments have not been paid, causing an event of default. The note holder did not exercise any of its remedies with respect to the acceleration of the principal and interest nor the collateral securing this note. The full amount of the note was classified as a current liability in 1995, due to the event of default. In September 1996, the Company sold the assets of IEV to a group headed by former employees of the Company. The buyers assumed the liability for the note, and the Company was released from this liability. A new promissory note was issued to Nordskog for the accrued unpaid interest of $147,000 that was outstanding on the secured convertible promissory note at the time the sale of the IEV business was completed.

                  Series S Bonds: In March 1995, the Company defaulted on the payment of principal and interest totaling $12,600,000 originally due March 23, 1995 on its Series S Bonds. In May 1995, the Company and the holders of more than 75% of the holders of the Series S Bonds entered into agreements to restructure the convertible debt held pursuant to such bonds such that the unpaid interest be added to principal, the maturity dates be reset for March 1996, and the conversion rate to common stock for most of the debt thereunder was established at $0.30 per share. The holders of the debt also agreed that a conversion shall occur upon (1) a restructuring/repayment plan accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, or (2) the election by Itochu Corporation to cause conversion of the debt.

                  Systronix: In connection with the acquisition on October 25, 1996, of all of the assets and certain liabilities of
                  Systronix Corporation, the Company issued an $829,978.39 Promissory Note due November 25, 1996, secured by the acquired assets pursuant to a security agreement ("the Note"). The terms of the transaction and the Note are more fully reported in the Company's Form 10-K filed with the Commission on November 12, 1996. The principal and accrued interest due under the Note have not been paid, causing an event of default under the terms of the Note. As of December 12, 1996, the holder of the Note has not yet exercised any of its remedies with respect to the collateral securing the Note.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  None.

Item 5.           Other Information:

                  None.

Item 6.           Exhibits and Reports on Firm 8-K:

                  (a)      Exhibits:        None.

                  (b)      Reports on Form 8-K

                  The Company filed a report on Form 8-K with the Commission on September 19, 1996 reporting the sale of substantially all of the assets of its wholly-owned subsidiary, Industrial Electric Vehicles, Inc. The Company filed a report on Form 8-K with the Commission on August 20, 1996 reporting the execution of a Memorandum of Understanding with Systronix Corporation for the purchase by the Company of the assets of Systronix.


                     [This space intentionally left blank.]

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 12, 1996.

U.S. ELECTRICAR, INC.
(Registrant)



                  /s/ Roy Y. Kusumoto
--------------------------------------------------------------------------------
By:      Roy Y. Kusumoto, Chief Executive Officer, President and
         Acting Chief Financial Officer
         (Principal executive officer and principal financial and accounting officer)