Form 10-Q
period 1997-01-31
US ELECTRICAR INC
filed 1997-03-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended January 31, 1997
                                        ----------------

         or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From _____________  To  _______________.


                           Commission File No. 0-25184

                              U.S. ELECTRICAR, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                  95-3056150
-------------------------------             ------------------------------------
(State of other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                        5 Thomas Mellon Circle, Suite 305
                             San Francisco, CA 94134
                        ----------------------------------
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether he registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of March 11, 1997, there were 126,231,929 shares of Common Stock, no par value, outstanding.


                                     INDEX

                              U.S. ELECTRICAR, INC.

                                                                                            Page No.
                                                                                            -------
PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited) ............................................  3

                  Consolidated Balance Sheets:
                  January  31, 1997 and July 31, 1996 .........................................  3

                  Consolidated Statements of Operations:
                  Three and Six months ended January 31, 1997 and 1996 ........................  4

                  Consolidated Statements of Cash Flows:
                  Six months ended January 31, 1997 and 1996 ..................................  5

                  Notes to Consolidated Financial Statements:
                  for the Three and Six months ended January 31, 1997 and 1996 ................  7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................................... 11


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings ........................................................... 14
Item 2.           Changes in Securities ....................................................... 14
Item 3.           Defaults upon Senior Securities ............................................. 14
Item 4.           Submission of Matters to a Vote of Security Holders ......................... 14
Item 5.           Other Information ........................................................... 15
Item 6.           Exhibits and Reports on Form 8-K ............................................ 16


SIGNATURE ..................................................................................... 17

EXHIBIT INDEX.................................................................................. 18


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
-----------------------------------------------------------------------------------------------------------------

                                                                                      As of             As of
                                                                                January 31, 1997    July 31, 1996
                                                                                ----------------    -------------
                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash                                                                          $     10          $     13
       Accounts receivable, net of allowances of $434 and $596                            679               856
       Inventory                                                                        1,969             2,387
       Prepaids and other current assets                                                  178               184
                                                                                     --------          --------
              Total Current Assets                                                      2,836             3,440

PROPERTY, PLANT AND EQUIPMENT - NET                                                     1,274               835
OTHER ASSETS                                                                               47                88
                                                                                     --------          --------
TOTAL ASSETS                                                                         $  4,157          $  4,363
                                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                              $  2,896          $  2,868
       Accrued payroll and related expense                                                594               441
       Accrued warranty expense                                                           974             1,156
       Reserve for lease obligations                                                       70               112
       Accrued Interest                                                                   649               208
       Other accrued expenses                                                           1,000               721
       Customer deposits and deferred revenue                                             451               323
       Capital leases payable                                                             369                 0
       Bonds and notes payable                                                          9,257             7,283
                                                                                     --------          --------
              Total Current Liabilities                                                16,260            13,112
LONG TERM DEBT                                                                          3,987             3,987
SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       3,821,000 and 4,010,000 shares issued and outstanding at 1/31/97
       and 7/31/96                                                                      2,800             2,983
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,587,000 shares issued and outstanding                                          3,175             3,175
       Stock notes receivable                                                          (1,098)           (1,061)
       Common Stock - No par value; 300,000,000 shares authorized; 126,209,000
       and 120,220,000 shares issued and outstanding at 1/31/97 and 7/31/96            60,699            59,157
       Accumulated deficit                                                            (81,666)          (76,990)
                                                                                     --------          --------
              Total Shareholders' (Deficit)                                           (16,090)          (12,736)
                                                                                     --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                        $  4,157          $  4,363
                                                                                     ========          ========

Note: The balance sheet at July 31, 1996 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

                                        3


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
-------------------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended January 31             Six Months Ended January 31,
                                                          ---------------------------------       ----------------------------------
                                                               1997                 1996               1997               1996
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $         371       $         917       $         898       $       3,011

COST OF SALES                                                       649               1,168               1,412               3,489
                                                          -------------       -------------       -------------       -------------
GROSS MARGIN                                                       (278)               (251)               (514)               (478)
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
      Research & development                                        467                 380                 633                 716
      Selling, general & administrative                             887               1,446               1,487               2,683
      Interest and financing fees                                   373                 486                 412                 913
      Acquisition of a research company                                                                   1,630

                                                          -------------       -------------       -------------       -------------
           Total other costs and expenses                         1,727               2,312               4,162               4,312
                                                          -------------       -------------       -------------       -------------

LOSS BEFORE GAIN ON DEBT
RESTRUCTURING                                                    (2,005)             (2,563)             (4,676)             (4,790)

GAIN ON DEBT RESTRUCTURING                                                              107                                     390
                                                          -------------       -------------       -------------       -------------

NET LOSS                                                  $      (2,005)      $      (2,456)      $      (4,676)      $      (4,400)
                                                          =============       =============       =============       =============

PER COMMON SHARE:
     Loss before gain on debt restructuring               $      (0.016)      $      (0.044)      $      (0.038)      $      (0.084)
     Gain on debt restructuring                                                       0.002                                   0.007
                                                          =============       =============       =============       =============
         Net loss per common share                        $      (0.016)      $      (0.042)      $      (0.038)      $      (0.077)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 126,196,062          58,220,984         123,725,462          56,873,171

                                                                  4


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------


                                                                                                        Six Months Ended January 31
                                                                                                       -----------------------------
                                                                                                        1997                 1996
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $(4,676)             $(4,400)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                            275                  694
  Change in allowance for doubtful accounts                                                                  0                  (21)
  Provision to reduce inventory values                                                                     (31)              (1,724)
  Debt restructuring                                                                                         0                    0
  Purchase of a research company                                                                         1,630                    0
  Stock option compensation                                                                                  0                    0
  Interest income on stock notes receivable                                                                (37)                 (35)
  Accretion on royalties payable                                                                             0                   27
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                  188                 (274)
      Inventory                                                                                            478                2,872
      Prepaids and other assets                                                                            100                 (110)
      Accounts payable and accrued expenses                                                                453                  542
      Customer deposits and deferred revenue                                                                (7)                (463)
                                                                                                       -------              -------
               Net cash used by operating activities                                                    (1,627)              (2,892)
                                                                                                       -------              -------

INVESTING:
 Repayments on advances to Systronix Corporation                                                           209
 Purchases of property, plant and equipment, net of disposals                                              (95)                  86
                                                                                                       -------              -------
               Net cash provided by investing activities                                                   114                   86
                                                                                                       -------              -------

FINANCING:
 Payments on notes payable                                                                                (672)                 (58)
 Borrowings on notes payable                                                                             2,182                2,288
 Proceeds from issuance of common stock                                                                                         701
                                                                                                       -------              -------
               Net cash provided by financing activities                                                 1,510                2,931
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                             (3)                 125

CASH AND EQUIVALENTS:

 Beginning of period                                                                                        13                  319
                                                                                                       -------              -------

 End of period                                                                                         $    10              $   444
                                                                                                       =======              =======

                                                                 5


U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                        Six Months Ended January 31,
                                                                                                        ----------------------------
                                                                                                          1997                1996
                                                                                                        --------             -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Conversion of Series A preferred stock to common stock                                                 $   140               1,134
  Conversion of Series S bonds to common stock                                                                                  210
  Conversion of convertible notes to common stock                                                           600
  Assumption of notes payable in connection with acquisition                                                800
  Note issued in connection with acquisition                                                                830
  Note assumed by buyer in connection with divestiture                                                   (1,013)
  Conversion of accrued interest to notes payable                                                           147
  Acquisition of capital assets through capital leases                                                      361
  Decrease in accounts receivable from divestiture of IEV                                                   365
  Decrease in inventory from divestiture of IEV                                                             470
  Decrease in accounts payable and accrued expenses from
           divestiture of IEV                                                                              (172)
  Increase in inventory from acquisition of Systronix Corporation                                          (499)
  Increase in prepaids from acquisition of Systronix                                                        (94)
  Increase in accounts payable and accrued expenses from
           acquisition of Systronix                                                                        (361)
  Increase in customer deposits from acquisition of Systronix                                               135



                                                                 6

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

          For the Three and Six Months Ended January 31, 1997 and 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at January 31, 1997 and the interim results of operations and cash flows for the three and six month periods ended January 31, 1997 and 1996. The balance sheet at July 31, 1996, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1996 and January 31, 1997 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1996, and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the three and six month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $76,990,000 at July 31, 1996 and $81,666,000 at January 31, 1997. A substantial portion of the losses are attributable to research, development and other start-up costs associated with the Company's focus on the development and manufacture of electric vehicles, including electric powered buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1996, the Company obtained approximately $45 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the six months ended January 31, 1997, the Company raised an additional $1,510,000, net of repayments, through the issuance of secured convertible debt.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means.
Subsequent to January 31, 1997, in February, 1997, the Company reached an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI shall collectively invest $3.6 million in the Company and secure a technology license for an additional payment of $2.0 million. The Company expects the transactions to close in March 1997 with $5.45 million to have been received by the Company by the closing and the balance to be received over 6 years.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                   January 31, 1997              July 31, 1996
                                   ----------------              -------------
                                     (unaudited)
Finished Goods                           $755                        $1,000
Work-in-process                           501                           710
Raw materials                           1,022                         1,450
Valuation adjustment                     (309)                         (773)
                                       -------                      -------
                                        $1,969                       $2,387
                                       =======                      =======

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES


NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                                          January 31, 1997             July 31, 1996
                                                          ---------------             -------------
Series S secured convertible bonds, interest at 10%;
principal  and interest  due March 1997,  secured by
the personal property of the parent company.                    $3,000                    $3,000

Convertible  secured notes under a Supplemental Loan
Agreement with ITOCHU  Corporation; interest at 10%,
principal  and interest  due April 1997,  secured by
the personal property of the parent company.                     3,000                      3,000

Convertible  secured note (acquisition of Nordskog);
due  January  1997,  with  interest  at  9%  payable
quarterly;   secured   by  certain   machinery   and
equipment of the subsidiary;  in September 1996, the
assets  associated with the previous  acquisition of
Nordskog were sold in exchange for the assumption of
this note                                                          -                        1,013


Secured    promissory   note   -   Credit   Managers
Association  of  California  ("CMAC")  as  exclusive
agent for Non-Qualified  Creditors;  interest at 3%,
with principal and interest due April 1999;  secured
with an interest in a sinking fund escrow consisting
of 10% of any financing received subsequent to April
1996;  the Board of Directors  may waive the sinking
fund set aside on a case-by-case basis                               95                        95

Secured  subordinated  promissory  note  -  CMAC  as
exclusive  agent for Qualified  Creditors;  interest
at 3%, with  principal  and interest due April 1999;
secured  with an interest  in a sinking  fund escrow
as noted above                                                      560                       560

Secured  subordinated  promissory  note  -  CMAC  as
exclusive   agent   for   Non-Qualified   Creditors;
interest at 3% for the first 5 years, 6% for years 6
and 7,  and then at prime  plus 3%  through  date of
maturity; interest payments are made upon payment of
principal,  with principal and interest due no later
than  April  2016;  secured  with an  interest  in a
sinking fund escrow as noted above; payments on this
note  are  subordinated  to  payment  in full on all
principal  and  accrued  interest  owed on the above
3-year non-qualified and qualified notes                          3,332                     3,332

Promissory  note  -  accrued  interest  on  Nordskog
convertible  secured  note converted  to a new  note;
due upon  receipt  of  additional  financing  by the
Company, with interest at 9%.                                       147                         -


                                                            January 31, July 31,
                                                               1997       1996
                                                              -------    -------


NOTE 4 -  Long-Term Debt (Continued)

Promissory  note payable to  principals of Systronix
Corporation  in connection  with the  acquisition of
Systronix;  interest at 10%, due April 1, 1997                    480       --

Convertible  secured  promissory   note  payable  to
Itochu  Corporation;  interest at 10%,  due December
1997;  convertible  into  common  stock at $0.30 per
share                                                           1,050        100

Convertible  secured  promissory   note  payable  to
Fontal  International,  Ltd.;  interest at 10%,  due
in April,  1997;  convertible  into common  stock at
$0.30 per share                                                 1,150       --

Convertible   secured  promissory  note  payable  to
Fontal  International,  Ltd.;  interest at  10%  due
July, 1997; convertible  into  common stock at $0.30
per share                                                         260       --

Other                                                             170        170
                                                              -------    -------
                                                               13,244     11,270

Less current maturities                                         9,257      7,283
                                                              -------    -------
                                                              $ 3,987    $ 3,987
                                                              =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this report, with the exception of the historical information presented, incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed in the report under the heading "Certain Factors That May Affect Future Results", as reported by the Company in the Form 10-K filed with the Commission on November 12, 1996.

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

On October 25, 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix), for stock, note and cash.

LIQUIDITY AND CAPITAL RESOURCES
`
The Company has experienced significant recurring cash flow shortages due to operating losses primarily attributable to research, development ,administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been extremely negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least two more years.

During the six months ended January 31, 1997, the Company spent $1,627,000 in cash on operating activities to fund the net loss of $4,676,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable, exclusive of the divestiture of the industrial electric vehicles business, decreased by $188,000. The reduction of accounts receivable attributable to this divestiture was $365,000, net of allowances. Inventory, net of the divestiture of the industrial electric vehicles business, which reduced inventory by $470,000, and the acquisition of Systronix Corporation, which increased inventory by $499,000, decreased by $478,000.

The operations of the Company during the six months ended January 31, 1997 were financed primarily by $472,000 received from the issuance of promissory notes, an additional $810,000 received from Fontal International, Ltd. and $900,000 received from Itochu Corporation, for the issuance of convertible secured promissory notes. Repayments on the promissory notes were made in the amount of $322,000 during the period. In addition, payments of $350,000 were made during the period against the $829,978 promissory note issued to the principals of Systronix Corporation, the payment schedule was amended, and the maturity date of the note was extended to April 1, 1997.


IF THE COMPANY IS UNABLE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

AS OF MARCH 11, THE COMPANY HAS COMMITMENTS FOR FUNDS TOTALING OVER $5.0 MILLION (See Item 5, below), WHICH THE COMPANY EXPECTS TO RECEIVE IN MARCH 1997. HOWEVER, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1997 AND 1998. THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.


RESULTS OF OPERATIONS

Net sales declined $546,000, or 59.5%, in the second quarter of 1997 from the second quarter of 1996, and declined $2,113,000, or 70.2%, in the first half of 1997 from the first half of 1996. The decline in sales was primarily due to the Company's inability to raise the funds necessary to continue its operations at the same levels as the first quarter of 1996. Significant declines occurred in all product lines.

Sales of converted sedans and light trucks declined from 4 units in the second quarter of 1996 to 3 units in the second quarter of 1997, and unit sales for the first half of 1997 were down 60.5% to 15 units from 38 units in the first half of 1996. Total revenue from this product line was $106,000 in the second quarter of 1997 and $515,000 in the first half, down 10.2% and 58.2%, respectively from the corresponding periods of 1996. There were no sales of industrial vehicles and associated parts and service in the second quarter of 1997, since this business was sold on September 5, 1996. Sales for this product line in 1996 were $697,000 in the second quarter and $1,341,000 in the first half. The Company realized revenues of $144,000 in the second quarter of 1997 from various engineering contracts of the Components Division, acquired in October, 1996.

Cost of sales as a percent of sales increased to 174.9% in the second quarter of 1997 from 127.4% in the second quarter of 1996, and cost of sales as a percent of sales increased to 157.2% in the first half of 1997 from 115.9% in the first half of 1996. The increase in costs was largely due to the low levels of production and high costs from purchasing parts in small quantities. Efforts to reduce manufacturing overhead continue, but the costs are still high relative to the low levels of production.

Research and development expense increased in the second quarter of 1997 by $87,000, or 22.9%, from the second quarter of 1996. The Company has reduced its technical staff and curtailed purchasing engineering services due to a severe lack of funds. In October, 1996, the Company acquired Systronix Corporation, which is primarily a research company at the present time. For the first half of 1997, research and development expense decreased $83,000, or 11.6% from the first half of 1996.

Selling, general and administrative expense decreased $559,000, or 38.7% in the second quarter of 1997, and decreased $1,196,000, or 44.6% in the first half of 1997, from the corresponding periods in 1996. This was primarily as a result of a significant reduction in staff and outside services due to the aforementioned lack of funds.

Interest and financing fees in the second quarter of 1997 declined $113,000, or 23.3%, from the second quarter of 1996. For the first half of 1997, interest and financing fees decreased $501,000, or 54.9% from the first half of 1996. During 1996, the Company converted $15,548,000 of principal and accrued interest to common stock, resulting in a significant decrease in interest expense. Additional borrowing in 1997 resulted in an increase in interest expense in the second quarter of 1997 compared to the first quarter.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses, the acquisition of a research company and the gain on debt restructuring, the net loss decreased $451,000, or 18.4%, from $2,456,000 in the second quarter of 1996 to $ 2,005,000 in the second quarter of 1997. For the first half of 1997, the net loss increased $276,000, or 6.3% to $4,676,000 from $4,400,000 in the first half of 1996.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

                  On May 20, 1996, a suit was filed by a shareholder against the company, one of its former officers, and a third party individual in the San Francisco Superior Court. The suit alleges that the individual made fraudulent and negligent misrepresentations to induce the shareholder to purchase shares of Company stock for 100,000; that the former officer concealed material facts from the shareholder; and that defendants (including the Company) all breached fiduciary duties to the shareholder. The complaint seeks compensatory damages, punitive damages, attorneys fees and and costs, and other relief. The Company believes the allegations against it are without merit. The Company sought dismissal of such claims, by demurring to the Complaint and the First Amended Complaint. The demurrer to the First Amended Complaint was sustained without leave to amend. Judgement was entered in favor of the Company and its former officer on February 7, 1997.

                  On January 16, 1997, the Company was served a Complaint for Damages originally filed in San Francisco Superior Court on September 30, 1996 against the Company by Anthony O. Vicari, Plaintiff in Propria Persona. The Complaint alleges that on or about October, 1994, plaintiff and the Company entered into an oral agreement whereby the plaintiff agreed to seek and arrange a joint business venture agreement for the manufacture and sale of of the Company's electric vehicles to Grupo Industrial CASA, S.A. de C.V., a Mexican Corporation, and that the Company agreed to compensate the plaintiff for said services in the amount of one million dollars and to issue to plaintiff eighty thousand shares of Company stock. The Complaint further alleges that the Company breached the oral agreement on or about December 20, 1994. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, the issuance of eighty thousand shares of stock, and attorney fees and costs. On February 18, 1997, the Company filed an Answer to the Complaint wherein the Company denies the allegations and seeks dismissal of the Complaint.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  None.  See Item 5 for debt maturing in the near future.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  None.

Item 5.           Other Information:

                  (a)  Agreement with Hyundai

                  On February 27, 1997, the Company executed a definitive Stock Purchase Agreement and Technology License Agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI"). Under the terms of the Stock Purchase Agreement, HMC and HEI shall collectively receive 12,000,000 shares of stock in the Company for an investment of $3.6 million, or $0.30 per share. The shares to be issued have not been registered under the Securities Act of 1933 in reliance upon Regulation S, promulgated thereunder. Pursuant to the Technology License Agreement, HMC and HEI shall pay $2.0 million for a permanent license to use certain technical data in the manufacture and assembly of the PantherTM series of electric drivetrains designed by the Company's Components Division for use within motor vehicles built by Hyundai or its subsidiaries. The Company expects the transactions to close in March 1997 with $5.45 million to be received by the Company at closing, and the balance to be paid over 6 years.


                  (b)  Fontal Convertible Debt

                  On March 6, 1997, the Company and Fontal International, Ltd., Geneva, Switzerland, executed a Loan Agreement whereby Fontal extended a loan to the Company in the amount of $200,000. The Loan was evidenced by a Promissory Note which provides for a due date of July 15, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time, in one or more installments, into shares of the Company's common stock at the conversion rate described below. The note and any shares issuable upon conversion thereof have not been registered under the
                  Securities Act of 1933 in reliance upon Regulation S promulgated thereunder.

                  The number of shares to be issued pursuant to any election to convert any or all of the Loan amount shall equal the quotient obtained by dividing (x) the amount of the loan to be converted, by (y) the conversion price of $0.30 per share. The total number issuable pursuant to such conversion of principal is therefore 666,667 shares.

                  (c)  Certain Debt Maturities

                  Series S Bonds: The Company has outstanding Series S secured convertible bonds in the principal amount of $3.0 million. The maturity date on these bonds is March 25, 1997.

                  ITOCHU: The Company has outstanding secured notes under a Supplemental Loan Agreement with ITOCHU Corporation in the principal amount of $3.0 million. The maturity date on these notes is April 17, 1997.

                  Systronix: In connection with the acquisition on October 25, 1996, of all of the assets and certain liabilities of
                  Systronix Corporation, the Company issued an $829,978.39 Promissory Note due November 25, 1996, secured by the acquired assets pursuant to a security agreement ("the Note"). Payments of $350,000 have been made on the note, the payment schedule was amended, and the maturity date of the note was extended to April 1, 1997.

Item 6.           Exhibits and Reports on Firm 8-K:

                  (a) Exhibits: 10.98 Stock Purchase Agreement and Technology License Agreement dated February 27, 1997 by and between the Company and Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd.

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K with the Commission on January 10, 1997 reporting the execution of a Supplemental Loan Agreement with ITOCHU Corporation whereby ITOCHU extended a $900,000 convertible loan to the Company. The Company filed a report on Form 8-K with the Commission on January 30, 1997 reporting the execution of Loan Agreements with Fontal International, Ltd. whereby Fontal extended two convertible loans to the Company in the aggregate amount of $260,000. The Company filed a report on Form 8-K with the Commission on February 26, 1997 reporting the execution of a Loan Agreement with Fontal International, Ltd. whereby Fontal extended a $140,000 convertible loan to the Company, and reporting the execution of a Supplemental Loan Agreement with ITOCHU Corporation whereby ITOCHU extended a $400,000 convertible loan to the Company.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 11, 1997.

U.S. ELECTRICAR, INC.
(Registrant)



                  /s/ Roy Y. Kusumoto
--------------------------------------------------------------------------------
By: Roy Y. Kusumoto, Chief Executive Officer, President and
    Acting Chief Financial Officer
    (Principal executive officer and principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.           Description                                       Page No.
--------------------------------------------------------------------------------
10.98             Stock Purchase Agreement and Technology License
                  Agreement dated February 27, 1997 by and between the
                  Company andHyundai Motor Company and Hyundai
                  Electronics Industries Co., Ltd.                          19

27                Financial Data Schedule                                   63