Form 10-Q
period 1997-04-30
US ELECTRICAR INC
filed 1997-06-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1997

         or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From __________ To __________.


                           Commission File No. 0-25184

                              U.S. ELECTRICAR, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                   95-3056150
(State of other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                        5 Thomas Mellon Circle, Suite 254
                             San Francisco, CA 94134
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether he registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of June 10, 1997, there were 152,060,668 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited) ...............................  3

            Consolidated Balance Sheets:
            April  30, 1997 and July 31, 1996 ..............................  3

            Consolidated Statements of Operations:
            Three and Nine months ended April 30, 1997 and 1996 ............  4

            Consolidated Statements of Cash Flows:
            Nine months ended April 30, 1997 and 1996 ......................  5

            Notes to Consolidated Financial Statements:
            for the Three and Nine months ended April 30, 1997 and 1996 ....  7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................ 11


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings .............................................. 15
Item 2.     Changes in Securities .......................................... 15
Item 3.     Defaults upon Senior Securities ................................ 15
Item 4.     Submission of Matters to a Vote of Security Holders ............ 16
Item 5.     Other Information .............................................. 17
Item 6.     Exhibits and Reports on Form 8-K ............................... 17


SIGNATURE .................................................................. 18
EXHIBIT INDEX............................................................... 19

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
----------------------------------------------------------------------------------------------------
                                                                         As of             As of
                                                                   April 30, 1997      July 31, 1996
                                                                   --------------      -------------
ASSETS                                                               (Unaudited)
CURRENT ASSETS:
    Cash                                                              $  1,177            $     13
    Accounts receivable, net of allowances of $434 and $596              2,407                 856
    Inventory                                                            1,782               2,387
    Prepaids and other current assets                                      279                 184
                                                                      --------            --------
        Total Current Assets                                             5,645               3,440

PROPERTY, PLANT AND EQUIPMENT - NET                                      1,152                 835
OTHER ASSETS                                                               172                  88
                                                                      --------            --------
TOTAL ASSETS                                                          $  6,969            $  4,363
                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
    Accounts payable                                                  $  2,883            $  2,868
    Accrued payroll and related expense                                    679                 441
    Accrued warranty expense                                               970               1,156
    Reserve for lease obligations                                           49                 112
    Accrued Interest                                                       458                 208
    Other accrued expenses                                                 893                 721
    Customer deposits and deferred revenue                                 104                 323
    Capital leases payable                                                 273                   0
    Bonds and notes payable                                              5,497               7,283
                                                                      --------            --------
        Total Current Liabilities                                       11,806              13,112

LONG TERM DEBT                                                           3,987               3,987

SHAREHOLDERS' (DEFICIT):
    Series A preferred stock - No par value; 30,000,000
    shares authorized; 3,693,000 and 4,010,000 shares
    issued and outstanding at 4/30/97  and 7/31/96                       2,641               2,983
    Series B preferred stock - No par value;
    5,000,000 shares authorized;
    1,587,000 shares issued and outstanding                              3,175               3,175
    Stock notes receivable                                              (1,127)             (1,061)
    Common Stock - No par value; 300,000,000 shares
      authorized; 149,068,000 and 120,220,000 shares
      issued and outstanding at 4/30/97 and 7/31/96                     67,678              59,157
    Accumulated deficit                                                (81,191)            (76,990)
                                                                      --------            --------
        Total Shareholders' (Deficit)                                   (8,824)            (12,736)
                                                                      --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                         $  6,969            $  4,363
                                                                      ========            ========

Note:  The  balance  sheet at July 31,  1996 has been  derived  from the audited
financial   statements  at  that  date.
See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
-------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended April 30,    Nine Months Ended April 30,
                                                        ----------------------------    ---------------------------
                                                            1997          1996             1997           1996
                                                            ----          ----             ----           ----
NET SALES                                            $       2,856   $         478    $       3,754    $       3,489

COST OF SALES                                                1,007           1,571            2,419            5,060
                                                     -------------   -------------    -------------    -------------
GROSS MARGIN                                                 1,849          (1,093)           1,335           (1,571)
                                                     -------------   -------------    -------------    -------------
OTHER COSTS AND EXPENSES:
   Research & development                                      394             413            1,027            1,129
   Selling, general & administrative                           835           2,503            2,322            5,186
   Interest and financing fees                                 145             453              557            1,366
   Impairment of long-lived assets                                             894                               894
   Acquisition of a research company                                                          1,630
                                                     -------------   -------------    -------------    -------------
        Total other costs and expenses                       1,374           4,263            5,536            8,575
                                                     -------------   -------------    -------------    -------------

INCOME (LOSS) BEFORE GAIN ON DEBT
RESTRUCTURING                                                  475          (5,356)          (4,201)         (10,146)

GAIN ON DEBT RESTRUCTURING                                                   1,858                             2,248
                                                     -------------   -------------    -------------    -------------
NET INCOME (LOSS)                                    $         475   $      (3,498)   $      (4,201)   $      (7,898)
                                                     =============   =============    =============    =============

PER COMMON SHARE:
     Income (loss) before gain on debt restructring  $       0.003   $      (0.090)   $      (0.033)   $      (0.170)
     Gain on debt restructuring                                              0.030                             0.040
                                                     -------------   -------------    -------------    -------------
         Net income (loss) per common share          $       0.003   $      (0.060)   $      (0.033)   $      (0.130)
                                                     =============   =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                            137,631,515      62,665,378      128,360,813       56,873,171


 U.S. ELECTRICAR, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
 (In thousands)
--------------------------------------------------------------------------------



                                                      Nine Months Ended April 30
                                                      --------------------------
                                                             1997        1996
                                                             ----        ----

OPERATIONS
 Net loss                                                    $(4,201)   $(7,898)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and Amortization                                 394      1,014
   Change in allowance for doubtful accounts                                170
   Provision to reduce inventory values                          245     (1,100)
   Provision for impairment of long-lived assets                            894
   Loss on disposal of assets                                     11        246
   Purchase of research and development                        1,630
   Loss on divestiture of business unit                           55
   Interest income on stock notes receivable                     (66)       (60)
   Accretion on royalties payable                                          (773)
   Interest converted to notes payable                             8
   Interest converted to common stock                            194
   Change in operating assets and liabilities:
      Accounts Receivable                                     (1,916)       219
      Inventory                                                  698      3,610
      Prepaids and other assets                                   (1)       (15)
      Accounts payable and accrued expenses                      287        426
      Customer deposits and deferred revenue                    (354)      (319)
                                                             -------    -------
               Net cash used by operating activities          (3,016)    (3,586)
                                                             -------    -------

INVESTING:
  Repayments on advances to Systronix Corporation                209
  Purchases of property, plant and equipment, net
       of disposals                                              (35)
                                                             -------    -------
               Net cash provided by investing activities         174          0
                                                             -------    -------

FINANCING:
  Payments on notes payable                                   (2,372)       (40)
  Payments on capital leases                                     (94)
  Borrowings on notes payable                                  3,122      2,388
  Proceeds from issuance of common stock                       3,350      2,701
  Excercise of options and warrants                                          28
                                                             -------    -------
               Net cash provided by financing
                 activities                                    4,006      5,077
                                                             -------    -------

NET INCREASE IN CASH AND EQUIVALENTS                           1,164      1,491

CASH AND EQUIVALENTS:

 Beginning of period                                              13        319
                                                             -------    -------

 End of period                                               $ 1,177    $ 1,810
                                                             =======    =======

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------

                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                             1997    1996
                                                             ----    ----

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to
    common stock                                           $   342  $ 1,583
  Conversion of Series S bonds to common stock               3,000      701
  Preferred stock issued in connection with debt
    restructuring                                                     3,015
  Notes payable issued in connection with debt
    restructuring                                                     4,017
  Conversion of convertible notes to common stock              600
  Assumption of notes payable in connection with
    acquisition                                                800
  Note issued in connection with acquisition                   830
  Note assumed by buyer in connection with diverstiture     (1,013)
  Conversion of accrued interest to notes payable              139
  Acquisition of capital assets through capital leases         361
  Decrease in accounts receivable from divestiture of IEV      365
  Decrease in inventory from divestiture of IEV                470
  Decrease in accounts payable and accrued expenses
    from divestiture of IEV                                   (172)
  Increase in inventory from acquisition of Systronix
    Corporation                                               (499)
  Increase in prepaids from acquisition of Systronix           (94)
  Increase in accounts payable and accrued expenses
    from acquisition of Systronix                             (361)
  Increase in customer deposits from acquisition of
    Systronix                                                  135

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended April 30, 1997 and 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 30, 1997 and the interim results of operations and cash flows for the three and nine month periods ended April 30, 1997 and 1996. The balance sheet at July 31, 1996, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1996 and April 30, 1997 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1996, and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The income or loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three months ended April 30, 1997 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in earnings per share, when compared to the $.003 currently reflected in the financial statements, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $76,990,000 at July 31, 1996 and $81,191,000 at April 30, 1997. A substantial portion of the losses are attributable to research, development and other start-up costs associated with the Company's focus on the development and manufacture of electric vehicles, including electric powered buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1996, the Company obtained approximately $45 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the nine months ended April 30, 1997, the Company raised an additional $750,000, net of repayments, through the issuance of secured convertible debt.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. In March, 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively invested $3.6 million in the Company and reached agreement to secure a technology license for an additional payment of $2.0 million. The Company received $555,000 of the funds for the license agreement in April, 1997. Subsequent to April 30, 1997, in May, 1997, the Company received the remaining $1,295,000 then due for the license agreement. The remaining $150,000 is to be received over 6 years.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                    April 30, 1997             July 31, 1996
                                    --------------             -------------
                                     (unaudited)
                                     -----------

Finished Goods                           $648                     $1,000
Work-in-process                           398                        710
Raw materials                           1,012                      1,450
Valuation adjustment                     (276)                      (773)
                                       --------                   -------
                                       $1,782                     $2,387
                                       ========                   =======

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                                           April 30, 1997             July 31, 1996
                                                           --------------             -------------

Series S secured  convertible  bonds,  interest at
10%;   principal  and  interest  due  March  1997,
secured  by the  personal  property  of the parent
company.                                                                                 $3,000

Convertible  secured  notes  under a  Supplemental
Loan Agreement with ITOCHU  Corporation;  interest
at 10%,  principal  and  interest  due April 1998,
secured  by the  personal  property  of the parent
company.                                                       $3,000                     3,000

Convertible    secured   note    (acquisition   of
Nordskog);  due January 1997,  with interest at 9%
payable  quarterly;  secured by certain  machinery
and  equipment  of the  subsidiary;  in  September
1996,  the  assets  associated  with the  previous
acquisition  of Nordskog were sold in exchange for
the assumption of this note                                       -                       1,013


Secured   promissory   note  -   Credit   Managers
Association  of  California  ("CMAC") as exclusive
agent for Non-Qualified Creditors; interest at 3%,
with   principal  and  interest  due  April  1999;
secured  with an interest in a sinking fund escrow
consisting  of  10%  of  any  financing   received
subsequent  to April 1996;  the Board of Directors
may  waive  the  sinking   fund  set  aside  on  a
case-by-case basis                                                 95                        95

Secured  subordinated  promissory  note - CMAC  as
exclusive agent for Qualified Creditors;  interest
at 3%, with principal and interest due April 1999;
secured  with an interest in a sinking fund escrow
as noted above                                                    560                       560

Secured  subordinated  promissory  note - CMAC  as
exclusive  agent  for   Non-Qualified   Creditors;
interest at 3% for the first 5 years, 6% for years
6 and 7, and then at prime plus 3% through date of
maturity;  interest payments are made upon payment
of principal,  with  principal and interest due no
later than April 2016; secured with an interest in
a sinking fund escrow as noted above;  payments on
this note are  subordinated  to payment in full on
all  principal  and accrued  interest  owed on the
above 3-year non-qualified and qualified notes                  3,332                     3,332


Promissory  note - accrued  interest  on  Nordskog
convertible  secured note converted to a new note;
due upon  receipt of  additional  financing by the
Company, with interest at 9%.                                     147                         -

                        9


                                                            April 30, 1997            July 31, 1996
                                                           ----------------           -------------

NOTE 4 -  Long-Term Debt (Continued)


Promissory  note payable to  principals of Systronix
Corporation  in connection  with the  acquisition of
Systronix;  interest at 10%, due May 1997.                          130                         -

Convertible   secured  promissory  note  payable  to
Itochu  Corporation;  interest at 10%,  due December
1997;  convertible  into  common  stock at $0.30 per
share.                                                            1,300                         -

Convertible   secured  promissory  note  payable  to
Fontal  International,  Ltd.;  interest at 10%,  due
July,  1997;  convertible into common stock at $0.30
per share.                                                          800                         -

Other                                                               120                        270
                                                                ________                  ________

                                                                  9,484                     11,270

Less current maturities                                           5,497                      7,283
                                                               _________                  ________
                                                                 $3,987                    $ 3,987
                                                               =========                  ========


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

On October 25, 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix), for stock, a note and cash.

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

During the nine months ended April 30, 1997, the Company spent $3,016,000 in cash on operating activities to fund the net loss of $4,201,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable, exclusive of the divestiture of the industrial electric vehicles business, increased by $1,916,000. The reduction of accounts receivable attributable to this divestiture was $365,000, net of allowances. Included in the April 30, 1997 balance of accounts receivable is $1,320,000 due from HMC for the license agreement. Inventory, net of the divestiture of the industrial electric vehicles business, which reduced inventory by $470,000, and the acquisition of Systronix Corporation, which increased inventory by $499,000, decreased by $698,000.

The operations of the Company during the nine months ended April 30, 1997 were financed primarily by the issuance of promissory notes, the issuance of convertible secured promissory notes, the sale of common stock and the sale of a technology license. The Company received $472,000 from the issuance of promissory notes. In addition, $1,350,000 was received from Fontal International, Ltd. and $1,300,000 was received from Itochu Corporation, for the issuance of convertible secured promissory notes. Sales of common stock totaling $3,600,000 were made to Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI"). A technology license was sold to HMC and HEI for $2,000,000. During the period, the promissory notes were repaid in full, and repayments were made on the convertible secured promissory notes in the amount of $1,150,000. In addition, payments of $700,000 were made during the period against the $829,978 promissory note issued to the principals of Systronix Corporation, the payment schedule was amended, and the maturity date of the note was extended to May, 1997. Subsequently, in June 1997, the remainder of the principal balance and accrued interest was paid in full.

IF THE COMPANY IS UNABLE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1998. AS OF JUNE 10, 1997, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL, AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales increased $2,378,000, or 497%, in the third quarter of 1997 from the third quarter of 1996, and increased $265,000, or 8%, in the first nine months of 1997 from the same period of 1996. The increase in sales in the third quarter was primarily due to the sale of a technology license to Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd. For first nine months of 1997, the increase due to the license sale was offset by decreases in sales due to the Company's lack of available capital, and resultant inability to pursue sales opportunities. While the Company intends to pursue opportunities to license its technology in the future, there can be no assurance that any additional revenues will be realized from this activity.

Sales of converted sedans and light trucks increased to 8 units in the third quarter of 1997 from none in the third quarter of 1996, while unit sales for the first nine months of 1997 were down 39% to 23 units from 38 units in the first nine months of 1996. Total revenue from this product line was $286,000 in the third quarter of 1997 and $801,000 in the first nine months. Sales for the first nine months of 1997 were down $460,000, or 37%, from the corresponding period of 1996. There were no sales of industrial vehicles and associated parts and service in the third quarter of 1997, since this business was sold on September 5, 1996. Sales for this product line in 1996 were $370,000 in the third quarter and $1,711,000 in the first nine months. The Company realized revenues of $154,000 in the third quarter and $298,000 for the year to date of 1997 from various engineering contracts of the Components Division, acquired in October, 1996.

Exclusive of the sale of the technology license, cost of sales as a percent of sales decreased to 118% in the third quarter of 1997 from 329% in the third quarter of 1996, and cost of sales as a percent of sales decreased to 138% in the first nine months of 1997 from 145% in the first nine months of 1996. In the third quarter of 1996, production activities were severely curtailed for several weeks due to a shortage of funds. This resulted in highly unfavorable costs relative to the low sales levels. Margins in 1997 are still impacted by the low levels of production and high costs from purchasing parts in small quantities. Efforts to reduce manufacturing overhead continue, but the costs are still high relative to the low levels of production.

Research and development expense decreased in the third quarter of 1997 by $19,000, or 5%, from the third quarter of 1996. For the first nine months of 1997, research and development expense decreased $102,000, or 11% from the first nine months of 1996. The Company has reduced its technical staff and curtailed purchasing engineering services due to a severe lack of funds. In October, 1996, the Company acquired substantially all the tangible and intangible assets of Systronix Corporation, which is primarily a research company. The acquisition brought technical capability and knowledge into the Company. In the acquisition, $1,630,000 was previously expensed and reported in the first quarter as the acquisition of a research company.

Selling, general and administrative expense decreased $1,668,000, or 67% in the third quarter of 1997, and decreased $2,864,000, or 55% in the first nine months of 1997, from the corresponding periods in 1996. This was primarily as a result of a significant reduction in staff and outside services due to the aforementioned lack of funds.

Interest and financing fees in the third quarter of 1997 declined $308,000, or 68%, from the third quarter of 1996. For the first nine months of 1997, interest and financing fees decreased $809,000, or 59% from the first nine months of 1996. During 1996, the Company converted $15,548,000 of principal and accrued interest to common stock, resulting in a significant decrease in interest expense. In March, 1997, the Company converted $3,219,000 of principal and accrued interest on a Series S convertible secured bond to common stock.

As a result of the sale of the technology license and the foregoing changes in net sales, cost of sales, other costs and expenses, the acquisition of a research company, and the Company realized net income of $475,000 in the third quarter of 1997, compared to a loss of $3,498,000 in the third quarter of 1996. For the first nine months of 1997, the net loss decreased $3,697,000, or 47% to $4,201,000 from $7,898,000 in the first nine months of 1996.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $81,191,000 at April 30, 1997. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of June 10, 1997, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1994, 1995 and 1996, the Company had substantial net losses of $25,021,000, 37,565,000 and $9,354,000, respectively on sales of $5,787,000, $11,625,000 and $4,209,000, respectively, and a net loss of $4,201,000 for the nine months ended April 30, 1997.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

                  On May 20, 1996, a suit was filed by a shareholder against the Company, one of its former officers, and a third party individual in the San Francisco Superior Court. The suit alleges that the individual made fraudulent and negligent misrepresentations to induce the shareholder to purchase shares of Company stock for $100,000; that the former officer concealed material facts from the shareholder; and that defendants (including the Company) all breached fiduciary duties to the shareholder. The complaint seeks compensatory damages, punitive damages, attorneys fees and costs, and other relief. The Company believes the allegations against it are without merit. The Company sought dismissal of such claims, by demurring to the Complaint and the First Amended Complaint. The demurrer to the First Amended Complaint was sustained without leave to amend. Judgment was entered in favor of the Company and its former officer on February 7, 1997. On May 12, 1997 the shareholder filed a Motion for Relief from Order Sustaining Demurrer. The Motion for Relief was denied on May 20, 1997.

                  On January 16, 1997, the Company was served a Complaint for Damages originally filed in San Francisco Superior Court on September 30, 1996 against the Company by Anthony O. Vicari, Plaintiff in Propria Persona. The Complaint alleges that on or about October, 1994, plaintiff and the Company entered into an oral agreement whereby the plaintiff agreed to seek and arrange a joint business venture agreement for the manufacture and sale of of the Company's electric vehicles to Grupo Industrial CASA, S.A. de C.V., a Mexican Corporation, and that the Company agreed to compensate the plaintiff for said services in the amount of one million dollars and to issue to plaintiff eighty thousand shares of Company stock. The Complaint further alleges that the Company breached the oral agreement on or about December 20, 1994. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, the issuance of eighty thousand shares of stock, and attorney fees and costs. On February 18, 1997, the Company filed an Answer to the Complaint wherein the Company denies the allegations and seeks dismissal of the Complaint. A date for trial has been set for September, 1997.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  None.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  The Company's Annual Meeting of Stockholders was held May 9, 1997. The following matters were voted upon at the annual meeting.

                  (a) To provide authorization for the Board of Directors to effect a reverse stock split of the Company's common stock in a ratio of up to one-for-twenty, at any time until the next annual meeting of shareholders. The results of the voting were as follows:

                           Number of Common shares voted FOR         103,053,154
                           Percentage of Common shares voted FOR           81.0%
                           Number of Common, Series A and Series B
                                     Preferred shares voted FOR      110,124,203
                           Percentage of Common, Series A and
                                     Series B Preferred shares
                                     voted FOR                             81.1%

                  (b) Election of nine (9) directors of the Company, each to serve until the next annual meeting of shareholders or until their respective successors are elected and qualified. The results of the voting were as follows:

                           Each director received an affirmative vote of over 80.4% of the total number of shares voting.

                           The Series B director received an affirmative vote of 52.6% of the Series B shares voting.

                  (c) To ratify the adoption by the Board of Directors of the Company's 1996 Stock Option Plan under which shares have been reserved for issuance. The results of the voting were as follows:

                           Number of Common, Series A and
                                     Series B Preferred shares
                                     voted FOR                        77,345,691
                           Percentage of Common, Series A
                                     and Series B Preferred shares
                                     voted FOR                             72.7%

                  (d) To ratify the selection of Moss-Adams LLP as independent auditors of the Company for the fiscal year ended July 31, 1997. The results of the voting were as follows:

                           Number of Common, Series A and
                                     Series B Preferred shares
                                     voted FOR                        90,420,354
                           Percentage of Common, Series A
                                     and Series B Preferred shares
                                     voted FOR                             84.9%

Item 5.           Other Information:


                  (a)  Fontal Convertible Debt

                  On April 30, 1997, the Company and Fontal International, Ltd., Geneva, Switzerland, executed a Loan Agreement whereby Fontal extended a loan to the Company in the amount of $200,000. The Loan was evidenced by a Promissory Note which provides for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time, in one or more installments, into shares of the Company's common stock at the conversion rate described below. The note and any shares issuable upon conversion thereof have not been registered under the
                  Securities Act of 1933 in reliance upon Regulation S promulgated thereunder.

                  The number of shares to be issued pursuant to any election to convert any or all of the Loan amount shall equal the quotient obtained by dividing (x) the amount of the loan to be converted, by (y) the conversion price of $0.30 per share. The total number issuable pursuant to such conversion of principal is therefore 666,667 shares.

                  (c)  Certain Debt Maturities

                  ITOCHU: The Company has outstanding secured notes under a Supplemental Loan Agreement with ITOCHU Corporation in the principal amount of $3.0 million. The maturity date on these notes was extended from April 17, 1997 to April 17, 1998.




Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           10.99  Loan   Agreement   for  $200,000   convertible
                           promissory note with Fontal International, Ltd., dated April 30, 1997.

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 10, 1997.

U.S. ELECTRICAR, INC.
(Registrant)



                  /s/ Roy Y. Kusumoto
--------------------------------------------------------------------------------
By:      Roy Y. Kusumoto, Chief Executive Officer and President
         (Principal executive officer)




                  /s/ Barrett R. Woodruff
--------------------------------------------------------------------------------
By:      Barrett R. Woodruff, Acting Chief Financial Officer
         (Principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.            Description                                      Page No.
-----------            -----------                                      --------

10.99         Loan Agreement for $200,000 convertible promissory note
              with Fontal International, Ltd., dated April 30, 1997.       20


27            Financial Data Schedule                                      24