Form 10-K
period 1997-07-31
US ELECTRICAR INC
filed 1997-10-29
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1997
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 23, 1997 was $5,110,000. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.085 per share, and the Series B Preferred Stock is deemed to have a market value of $0.57 per share, based on the average of the high bid and low ask prices of the Common Stock on October 23, 1997, and
(ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of October 23, 1997 was 151,205,668.

Documents Incorporated By Reference:
Part III of this Report incorporates information by reference from the definitive Proxy Statement for the registrant's annual meeting of shareholders, which is anticipated to be held in February, 1998.

                              U.S. ELECTRICAR, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business ............................................................ 3

Item 2.  Properties ..........................................................10

Item 3.  Legal Proceedings ...................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..................10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................11

Item 6.  Selected Financial Data..............................................12


Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................13

Item 8.  Financial Statements and Supplementary Data..........................17

Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................18

Item 11. Executive Compensation...............................................18

Item 12. Security Ownership of Certain Beneficial Owners and Management.......18

Item 13. Certain Relationships and Related Transactions.......................18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....19


SIGNATURES....................................................................20


The matters addressed in this report on Form 10-K , with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

                                     PART I

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

          In September 1996, the Company disposed of substantially all of the assets and properties of the Company's wholly-owned subsidiary, Industrial Electric Vehicles, Inc.

         In October 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation ("Systronix"), a developer of fully integrated propulsion systems and related components for electric vehicles, located in Torrance, California. See "Electric Drive System" on page 6 for a detailed description of this transaction and a discussion of the business.

         In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. The Company received $1,850,000 in cash, and the remaining $150,000 is to be received over 6 years.

Debt Restructuring

         In March 1995, as a result of the Company's insolvency, the Company entered into agreements in March and April 1995 with the holders of its Series S and Series I secured convertible Bonds and with its largest creditor, Itochu Corporation, to restructure this debt in the aggregate amount of approximately $22 million. The Company, Itochu and the holders of more than 75% of the outstanding principal under the Series S Bonds agreed to add the unpaid interest to principal, reset the maturity dates of the Series S Bonds and Itochu's note to March and April 1996, respectively, and for most of the debt establish a new conversion rate to common stock of $0.30 per share. They also agreed that conversion shall occur upon (1) a restructuring/repayment workout plan accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, which plan has been approved by the Company, or (2) Itochu's sole election to cause conversion of this debt. In March 1996, the maturity dates of the Series S and Series I bonds were extended to March 25, 1997 and April 17, 1997. In June 1997, following satisfaction of the conditions precedent to such conversion as discussed below, approximately $13,000,000 of the Series S Bonds and Itochu secured notes were converted into the Company's common stock at $.30 per share. In March, 1997, the balance of $3,000,000 of Series S Bonds was converted to 10 million shares of common stock at $.30 per share, and accrued interest of $219,452 was also converted to 731,507 shares of common stock. In April, 1997, the maturity date of the $3,000,000 Itochu secured notes was extended to April 17, 1998.

         In April 1995, an informal committee of the Company's unsecured trade creditors was established, and in August 1995, this committee recommended for approval a voluntary restructuring of the Company's unsecured debt. The terms of the restructuring plan were presented to all of the unsecured creditors in the second quarter of 1996 for their review and acceptance or rejection. The shareholders of the Company approved the issuance of the Company's Series B Preferred Stock in furtherance of this restructuring at the Company's annual shareholders meeting held in February 1996. As of February, 1996 , the aggregate amount of the Company's outstanding unsecured debt, including principal and interest, was approximately $14,000,000 , and there were approximately 600 unsecured creditors of the Company.

         The unsecured debt restructuring plan divided the creditors into two classes. Creditors are members of a class based on whether they qualify under applicable securities laws to receive restricted preferred stock of the Company in a private placement. Each creditor that did not so qualify was entitled to receive if the creditor elected at the closing of the restructuring (i) cash in the amount of 10% of such creditor's debt, subject to available funds at that time, and, to the extent funds were not available, a three year promissory note, and (ii) a promissory note of the Company in an amount equal to 65% of its debt (the "Large Note"). This promissory note is payable over a twenty year period, and is secured with a "sinking fund" escrow account. The Company is required to deposit 10% of the proceeds of all financings during the twenty year period into the escrow account. To date, approximately $1,095,000 has been deposited by the Company into the escrow account and paid to creditors.

         Each creditor who was eligible under securities laws to receive restricted preferred stock was entitled to receive if the so creditor elected at the closing, (i) cash in the amount of 15% of such creditor's debt, subject to available funds at that time, and, to the extent funds were not available, a three year promissory note, and (ii) shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company having a value equal to the balance of its debt, at a conversion price of $2.00 per share. Each share of Series B Preferred Stock is initially convertible into 6.66 shares of Common Stock (subject to adjustment for stock splits, combinations, reclassifications and the like). The Series B Preferred Stock has certain liquidation and dividend rights prior and in preference to the rights of the Common Stock and Series A Preferred Stock.

         The Company will be required to make accelerated payments under the promissory notes if it is able to raise additional funds from investors, but only with the consent of such investors. In addition, the Company will not be allowed to pay any dividends on its outstanding shares of capital stock or to repurchase shares without the consent of a majority of the then outstanding principal held by creditors under the Large Note. The Company has agreed to use its best efforts to nominate and cause to be elected to the Company's Board of Directors two persons selected by the unsecured creditors.

         As of October 20, 1997, the Company had obtained settlements for approximately $11.8 million of approximately $14 million of unsecured trade debt obligated prior to March 18, 1995. The Company has issued approximately $830,000 of three year and $3.3 million of 20 year promissory notes and 1.6 million shares of Series B Preferred Stock valued at $3.2 million. As of October 20, 1997, approximately 280 creditors representing approximately $2.5 million in antecedent trade debt have not participated in the debt restructuring plan.

         TO THE EXTENT THAT THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE BANKRUPTCY AND INSOLVENCY LAWS. IN ADDITION, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED THROUGHOUT FISCAL 1998 AND BEYOND TO CONTINUE OPERATIONS.

Environmental Initiatives and Legislation

         The legislative climate has changed in California and at the federal level in regard to alternative fuel and zero emmission vehicles ("ZEV"). Most significantly, the State of California decided to amend its timing for the mandated introduction of ZEV from 1998 to 2003. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.


Relationships of Affiliated Companies

         In July 1993, the Company acquired all of the outstanding capital stock of Industrial Electric Vehicles, Inc. ("IEV"). IEV manufactured a broad line of off-road industrial electric vehicles, including three-wheeled supervisor carts, small trucks, inventory carriers and pickers, various personnel carriers and many other specialty type vehicles. IEV also developed and marketed a line of on-road electric buses. Effective as of September 5th, 1996, the Company disposed of substantially all of the assets of IEV. The assets sold included inventory, receivables, work-in-process, parts, furniture, fixtures, machinery, tools, tooling, supplies, computers, software, sales and marketing material, and equipment related to the industrial business. The Company retained certain international rights to market the industrial product line, and all rights to continue developing and marketing on- road electric buses. The sale was made to Legend Electric Vehicles, Inc., a California corporation. The principals of Legend include several former employees of the Company, including the manager of IEV.

         The fixed purchase price for the assets of IEV was One Million Eighty Thousand Dollars ($1,080,000). An additional, contingent amount not to exceed One Hundred Seventeen Thousand Dollars ($117,000), which reflects a portion of receivables collections, may also be paid. The fixed purchase price payment was made as follows:

         1. Buyer assumed, and was credited with, the principal amount of $1,004,504 outstanding under a Promissory Note ("Note") owed by the Company to the previous owners of the business, from whom the Company purchased the business. The previous owners, as holders of the Note, approved the assignment and assumption of the Note, and have released the Company from all obligations thereunder. The Note was secured by substantially all of the assets of IEV included in the sale transaction. The principal amount including interest outstanding under the Note was $1,004,504 on the date of sale. Since July 31, 1995, the Company had been in default on payment of the Note in the principal amount of $982,000 which constituted a portion of the purchase price for IEV's stock.

         2. Buyer agreed to assume, and was credited with, up to $88,000 of outstanding warranty obligations for a period of twelve months on claims submitted after the date of closing. The credit would not be reduced if actual warranty claims are less.


Products

         The Company's electric vehicle products include electric propulsion (drive systems), charging systems, two converted on-road vehicles, a purpose-built on-road electric bus, a purpose-built light delivery truck, and specialty off-road vehicles.


On-Road Vehicles

         The Company's existing sales of on-road electric vehicles arise primarily from the Company's past focus on fleet niche markets. The Company's strategy in this business was to select specific, existing, internal combustion powered vehicles for conversion to electric power for large fleet users. In 1997, 35 converted vehicles were sold, so that as of July 31, 1997, the Company had converted and delivered to its customers a total of approximately 245 on-road vehicles since the inception of the Company. The Company is re-evaluating its on-road conversion business in order to determine the continued viability of this product line. The Company currently intends, subject to available financial resources , to finish converting and selling its existing inventory of on-road vehicles.

         The Company has discussed with several foreign manufacturers and government entities the development and manufacture of electric vehicles pursuant to license agreements, including a world light truck delivery vehicle, for specific worldwide markets and applications. The focus of these potential alliances is to develop products primarily for "in country" applications, whereby the goods manufactured would be used in the same local and regional area in which they were produced. The Company believes that the demand for electric vehicles in these markets will be influenced to a large extent by further developments in electric power infrastructure and government incentives in these markets. As of July 31, 1997, no such ventures or products exist.

         Additionally, the Company produces on-road electric buses, including a 22 passenger shuttle bus. This bus uses light-weight composite panels to reduce weight and increase driving range. As of July 31, 1997, 22 of these buses have been sold and are presently operating.


Off-Road Vehicles

         The Company divested its interest in the industrial electric vehicles business in 1997. However, the Company did retain the international manufacturing rights for certain of these off-road vehicles. In addition, the Company continues, subject to financial resources, to develop a line of purpose-built (OEM) vehicles (such as those used for airline ground support) for testing and evaluation that may lead to a new product line of off-road vehicles. The Company has converted 6 airport ground support vehicles as part of a program with Southwest Airlines, and the Company has built a special industrial vehicle for Federal Express Company. In addition, the Company has also entered into prototype production of a 1.5 ton off-road electric delivery truck with initial marketing activities to occur in Mexico City. This delivery vehicle is currently being evaluated by several distribution companies in Mexico City.


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

         The Company believes that two of the principal component technologies relevant to a cost effective electric vehicle are the electric drive system and the battery/charging system. Pursuant to an agreement with HMC and HEI, the Company has received investments to cooperate in the development of advanced drive-train technology and related systems. It is the Company's strategy to continuously review emerging technological developments and seek alliances with or, if sufficient additional capital funding can be obtained, complete acquisitions with companies that it perceives own the best proven technologies for incorporation into its electric vehicles. The Company's progress and current plans for each system are described below.


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

         On October 25, 1996, the Company acquired all of the assets and certain liabilities of Systronix Corporation, located in Torrance, California. Systronix Corporation is a development stage company which was incorporated in September, 1994, and began research and development operations in January, 1995. Its goal was to become a leading developer of technologically advanced electric propulsion systems for electric vehicles. As a result of the acquisition, the Company is now in the process of validating its first propulsion system product, the Panther(TM) 60 alternating current (AC) drive train for light duty vehicles. Also under development are the PantherTM 90 and Panther(TM) 120 systems for buses and heavy duty vehicles, and the C20(TM) offboard charging system, the first of an intended family of rapid chargers for all sizes of electric vehicles.

          The aggregate purchase price for the Systronix assets acquired by the Company included the following terms of payment:

         1. The Company was credited with the amount of $1,020,000 towards the purchase price, which the Company had previously delivered to Systronix as a pre-payment of the purchase price;

         2. The Company delivered to Systronix a Promissory Note in the principal amount of $829,978.39, secured by the acquired assets pursuant to a security agreement. The Note has been paid in full.

         3. The Company delivered to Systronix a share certificate representing 2,700,000 shares of the Company's Common Stock, and to an Escrow Agent for the benefit of Systronix a share certificate representing 1,100,000 shares of the Company's Common Stock. Except as set forth below, the Escrow Agreement shall terminate on December 31, 1998. The shares shall be held as a source of satisfaction of indemnification claims made by the Company as detailed in the Purchase Agreement and the separate Escrow Agreement. Within five business days after the Escrow Termination Date the Escrow Agent shall distribute to Systronix all of the escrow shares, less the number of shares having an aggregate market value most nearly equal to the amount of any pending claims asserted by the Indemnified Parties.

         4. The Company was credited with certain loans, trade payables and other liabilities assumed in the approximate amount of $ 1,150,000;

         5. The Company issued pursuant to Regulation S as finder fees a "cashless" exercise warrant for 2,000,000 shares of the Company's Common Stock. The terms and conditions of this warrant are substantially similar to the terms and conditions of the cashless warrants discussed in Note 12 of the Notes to the Financial Statements, page F-22, below.

         6. In conjunction with this transaction, the Company has employed substantially all of the then-existing employees of Systronix Corporation. Pursuant to such employment, the Company has granted to these employees qualified and non-qualified stock options under the Company's 1996 Employee and Consultant Stock Option Plan ("the Plan"). The options granted in the aggregate total approximately 10,400,000 options at an exercise price of $0.30 cents per share, subject to various vesting schedules with all options vested no later than five (5) years from January 25, 1996. The Plan has been approved by the Board of Directors of the Company and by the shareholders.

         The Company has several engineering contracts with HMC and HEI for the development of various types of drive trains and related systems.

 Battery/Charging System

         Pursuant to a United States Department of Defense/ ARPA program, the Company is working with numerous battery manufacturers to "beta test" their new battery technologies. The Company believes that these new systems will allow design advantages in battery placement, weight distribution, and car crashworthiness. Additionally, the Company is monitoring other battery innovations that may extend an electric vehicle driving range by up to 50% and permit a shorter recharging time. For electric buses, the Company has a "switch-out battery system" that allows for battery replacement in approximately ten (10) minutes.

International Market

         The Company believes that the international market for electric vehicles could become a significant source of revenue. The Company, in conjunction with one of its major international shareholders, has in development, and in prototype production, a light delivery truck that the Company believes may have broad market applications worldwide. Subject to existing valid and enforceable agreements, if any, the Company intends to test market its light delivery truck and several industrial vehicle lines in these international markets to evaluate the viability of continuing to develop these product lines. The light delivery prototype trucks are currently undergoing customer evaluation in Mexico and in the United States. The Company also has established engineering programs with HMC and HEI, Korea for electric drive trains and related systems development.

Warranties/Customer Service Plan

         The Company believes that customer service, warranty and technical support capabilities should be important competitive factors for its business. The Company attempts to obtain warranty coverage from its third-party suppliers which it would then be authorized to pass on to its customers. In addition, the Company has offered an extended limited warranty of up to three years under certain sales contracts for its Chevrolet S-10 trucks. The Company is now reviewing this warranty coverage for possible modification. At the present time, subject to available capital resources, it is also anticipated that Company maintenance personnel will continue to be available for field service calls as part of this warranty coverage for buses and conversion vehicles.


Competitive Conditions

         The competition to develop and market electric vehicles has increased during the last fiscal year and is expected to continue to increase. The competition consists of development stage companies as well as major U.S. and international companies, including automobile manufacturers, utilities, and component and material suppliers. MOST OF THESE COMPANIES HAVE FINANCIAL, TECHNICAL, MARKETING, SALES, MANUFACTURING, DISTRIBUTION AND OTHER RESOURCES VASTLY GREATER THAN THOSE OF THE COMPANY. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that the Company will be able to successfully develop or market any such products.

         The development of other nonconventionally powered vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to the Company in markets for low emission vehicles (LEVs) but not in markets where government mandates call for zero emission vehicles (ZEVs). Such nonconventionally powered vehicles have initial advantages over electric vehicles primarily in the areas of range, cost and weight. These advantages may decline over time as electric vehicles' costs decline with increased production and as advances in battery technology are made. An inherent disadvantage of LEVs versus ZEVs is that LEVs emit pollutants, even though at much lower levels than gasoline/diesel powered vehicles.

         To date, various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at various markets, both consumer and commercial. The critical role of technology in this market is demonstrated through several product offerings. Applied technologies range from DC motor drives to AC induction motor drives, from conversion vehicles to purpose-built
(OEM) vehicles, from lead-acid batteries to more advanced power storage technologies and from traditional materials to more advanced "composite" materials. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position the Company as a long term competitor in this industry by focusing on vehicle electric drive systems and related sub systems, component integration, technology application and strategic partnerships.

         The Company now competes in five broad product areas of the electric vehicle industry; (1) on-road cars and light trucks, (2) off-road trucks, (3) on-road buses (4) off-road specialty industrial vehicles and (5) electric propulsion systems.

On-Road Cars and Light Trucks

         The Company competes with several other electric vehicle companies as well as the major automobile manufacturers, most or all of whom have electric vehicles in production or electric vehicle development programs. In addition, the major automobile manufacturers have resources vastly greater than the Company's and, as a result of various government mandates, are under pressure to develop and produce electric vehicles. As a result, they pose a significant competitive threat as well as opportunity for the Company. The Company's approach has been to attempt to work closely with the major automobile manufacturers so that the Company is positioned as an important resource for these major automobile manufacturers. Furthermore, the Company continues to work with off-shore OEMs to explore the possibility of developing electric sedans.


Off-Road Trucks

         The Company's customer and industry market research in Mexico, the primary and initial market for the Company's light trucks, indicates there are four prime factors which are weighed most prominently in a new truck purchase decision: speed, payload, range and life-cycle cost. The Company's light truck is believed to be competitive, when compared to the current electric truck offerings of competitors including, Taylor-Dunn and Cushman. Furthermore, the Company believes that in Mexico, where the light truck will operate as an "on-road" vehicle, penetration of the internal-combustion engine (ICE) truck market is also feasible. The Company is demonstrating pre-production vehicles to the Mexican marketplace. Two major distribution companies are currently testing the trucks for potential purchase.


Off-Road Industrial Vehicles

         The Company believes that the industrial off-road electric vehicle market is a mature, marginally differentiated industry with all of the top competitors offering comparable products at comparable prices. As a result, the Company divested its interests in the off-road industrial vehicle business as previously discussed above. Following the divesture of the off-road industrial vehicle business, the Company continued to develop and market a select group of specialty vehicles, including an in-factory delivery vehicle for express delivery companies, and airline ground support vehicles. The Company will retain the international rights for foreign licensing, sales and manufacturing of selected off-road industrial electrical vehicles.

Research and Development

         The Company believes that continued timely development and introduction of new products are essential to establishing and maintaining a competitive advantage. The Company is currently focusing its development efforts primarily in the following areas:

         *Technical  proposal and program development under ARPA;
         *Power Control and Drive Systems and related technology;
         *Bus development;
         *Subsystem development (i.e., climate control, power management).

         Company funded research and development expense charged to operations in fiscal years, 1997, 1996 and 1995 were $1,218,000, $1,401,000 and $6,697,000, respectively.

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

Licenses, Patents and Trademarks

         The Company does not currently hold any patents, although it has submitted applications for a patent and several trademarks or servicemarks in the United States. As the Company develops its own technology, particularly relating to its proprietary drive train technology, the Company will apply for patents or for other appropriate statutory protection when it develops valuable new or improved technology. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued. In addition, the laws of any foreign country in which the Company elects to conduct business may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.


Backlog

         As of July 31, 1997, the Company's backlog of orders was approximately $1,800,000. As of July 31, 1996, the Company's backlog of orders was approximately $1,200,000. Backlog consists of orders for which shipments have not yet been made and unfilled portions of orders for which partial shipments have been made.

Employees

         As of July 31,  1997,  the Company had 55  employees,  including  13 in
administration,   19  in   engineering,   research   and   development,   20  in
manufacturing, and 3 in sales and service.

Item 2.   Properties

         The Company's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. The Company's administrative departments and senior level operations, including executive, legal, finance, planning, purchasing, personnel, and operations personnel, will be housed in this location. These facilities are leased through December, 1999.

         The Company's finance department is located in leased office space of 2,000 square feet in San Francisco, California. The facility is leased through March, 1998.

         The Company leases approximately 21,000 square feet of manufacturing space in Redlands, California. Pursuant to a month-to-month sublease, the Company manufactures delivery vehicles, buses and upfit (conversion) vehicles at this facility. The Company is currently converting only vehicles in its existing inventory and is re-evaluating its conversion business in order to determine the continued viability of this product line.

Item 3.  Legal Proceedings

         On June 23, 1997, fourteen shareholders and former shareholders of the Company filed a lawsuit in a federal district court in California, alleging violations of the securities laws and asserting eleven federal and state law claims. On September 29, 1997, the district court dismissed all of the claims asserted in the plaintiffs' complaint, but allowed leave to amend with respect to all but one of the claims. On October 20, 1997, the plaintiffs filed an amended complaint which added several additional shareholders and asserted nine federal and state law claims. Defense counsel is currently preparing a second motion to dismiss, which will likely be scheduled for hearing in December 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

PART II

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

                               Common Stock                        Average Daily
                               High/Low Bid - High/Low Asking          Volume
    Fiscal 1996
    First Quarter..........    $0.25/$0.13   -  $0.26/$0.14              *

    Second Quarter.........    $0.55/$0.13   -  $0.57/$0.14              *

    Third Quarter..........    $0.49/$0.17   -  $0.52/$0.20              *

    Fourth Quarter.........    $0.56/$0.24   -  $0.61/$0.27              *



                               Common Stock                        Average Daily
                               High/Low Bid - High/Low Asking          Volume
    Fiscal 1997
    First Quarter..........    $0.40/$0.18   -    $0.45/$0.20            *

    Second Quarter.........    $0.27/$0.10   -    $0.28/$0.15            *

    Third Quarter..........    $0.32/$0.13   -    $0.35/$0.15            *

    Fourth Quarter.........    $0.15/$0.08   -    $0.16/$0.09            *


*Volume information not available.

         On October 23, 1997, the last reported high bid price of the Common Stock was $0.075 and the last reported low asking price was $0.095. As of October 23, 1997, there were approximately 1,573 holders of record of the Common Stock. In addition, as of October 23, 1997, the Company's Series A Preferred Stock was held by approximately 144 shareholders, many of whom are also Common Stock shareholders. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. However, the Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At July 31, 1997, the Company had an accumulated deficit of approximately $81,525,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.


Item 6.  Selected Financial Data
As of and for the fiscal year ended July 31, (in thousands, except per share data)

                                                                   1997           1996           1995           1994           1993
                                                              ---------      ---------      ---------      ---------      ---------
NET SALES                                                     $   4,484      $   4,209      $  11,625      $   5,787      $     863
COST OF SALES                                                     2,042          5,370         20,210          6,372            802
                                                              ---------      ---------      ---------      ---------      ---------
GROSS MARGIN                                                      2,442         (1,161)        (8,585)          (585)            61
                                                              ---------      ---------      ---------      ---------      ---------
OTHER COSTS AND EXPENSES
      Research and Development                                    1,218          1,401          6,697          7,724            376
      Selling, general and administrative                         3,116          5,608         13,952         12,638          1,953
      Interest and financing fees                                   792          1,890          5,732            339            146
      Other expense (income)                                        274            740            449             17             24
      Acquisition of research and development                     1,630
      Market development expense                                                                   77          3,718
      Facility closures and consolidations
      of operations                                                                701          2,378
                                                              ---------      ---------      ---------      ---------      ---------
      Total other costs and expenses                              7,030         10,340         29,285         24,436          2,499
                                                              ---------      ---------      ---------      ---------      ---------
LOSS FROM CONTINUING OPERATIONS                                  (4,588)       (11,501)       (37,870)       (25,021)        (2,438)
LOSS FROM DISCONTINUED OPERATIONS                                                                                              (169)
GAIN ON DEBT RESTRUCTURING                                           53          2,147            305
                                                              ---------      ---------      ---------      ---------      ---------
NET LOSS                                                      $  (4,535)     $  (9,354)     $ (37,565)     $ (25,021)     $  (2,607)
                                                              =========      =========      =========      =========      =========
PER COMMON SHARE:
      Loss from continuing operations                         $   (0.03)     $   (0.17)     $   (1.88)     $   (2.61)     $   (0.54)
      Loss from discontinued operations                                                                                       (0.04)
      Gain on debt restructuring                                                  0.03           0.02
                                                              ---------      ---------      ---------      ---------      ---------
      Net loss per common share                               $   (0.03)     $   (0.14)     $   (1.86)     $   (2.61)     $   (0.58)
                                                              =========      =========      =========      =========      =========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                              133,806         67,906         20,156          9,571          4,487
                                                              =========      =========      =========      =========      =========
      Total Assets                                            $   4,513      $   4,363      $  10,230      $  21,306      $   5,453
                                                              =========      =========      =========      =========      =========
      Long-term debt                                          $   3,639      $   3,987                     $   9,980      $   1,020
                                                              =========      =========      =========      =========      =========
      Shareholders' equity (deficit)                          $  (9,095)     $ (12,736)     $ (24,760)     $   1,605      $   2,421
                                                              =========      =========      =========      =========      =========

                                       12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed below, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

GENERAL

U. S. Electricar, Inc. and Subsidiaries (collectively, the "Company") develops, converts, assembles, manufactures and distributes battery-powered electric vehicles, including on-road cars and light trucks, passenger cars, buses and delivery vehicles and certain off-road industrial trucks and specialty vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. The Company's fiscal year ends July 31. All year references refer to fiscal years.

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

In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. The Company received $1,850,000 in cash, and the remaining $150,000 is to be received over 6 years.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses. Cash flows from operations have been negative and have not been sufficient for the Company to meet its obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least the next two fiscal years.

During 1997, the Company spent $3,175,000 in cash on operating activities to fund the net loss of $4,535,000 resulting from factors explained in the following section of this discussion and analysis. In addition, the Company used $1,630,000 for the purchase of certain intellectual property assets. Inventories declined during 1997 by approximately $575,000 primarily as a result of the Company's efforts to reduce its inventory of converted sedans and light trucks, and its inability to replenish stocks of raw material needed for current production due to a chronic shortage of available funds.

The operations of the Company during 1997 were financed primarily by the issuance of promissory notes, the issuance of convertible bonds and convertible secured promissory notes, the sale of common stock and the sale of a technology license. The Company received $472,000 from the issuance of unsecured promissory notes. These notes were repaid in full during 1997. In addition, $1,350,000 was received from Fontal International, Ltd. ("Fontal"), for the issuance of unsecured convertible bonds. In connection with the acquisition of Systronix Corporation in October 1996, the Company assumed $800,000 of unsecured convertible bonds issued to Fontal. During 1997, $300,000 in equity was reclassified as unsecured convertible debt to Fontal. Repayments were made to Fontal on the convertible bonds in the amount of $1,150,000 and $500,000 of the assumed debt was converted to common stock at the rate of $0.30 per share. The outstanding amount of unsecured convertible bonds held by Fontal at the end of 1997 was $800,000. During 1997, $1,300,000 was received from Itochu Corporation for the issuance of convertible secured promissory notes, which entire amount was outstanding at the end of the fiscal year. During 1997, the Company also sold common stock totaling $3,600,000 to Hyundai Motor Company ("HMC") and Hyundai Electonics Industries Co., Ltd. ("HEI"), and sold a technology license to HMC and HEI for $2,000,000.

In September 1996, the Company sold the assets and certain liabilities of its off-road industrial electric vehicle business to a group consisting of former employees of the Company. Part of the consideration for this sale was the assumption by the buyers of the note payable to Nordskog and the release of the Company from the principal amount of the note. The $147,000 accrued interest was converted to a new note payable, which was subsequently paid in full by the Company.

During 1995, the Company, the holders of its Series S and Series I secured convertible bonds and Itochu Corporation entered into agreements to restructure approximately $22 million of convertible debt. In July 1995, $8,049,000 of this debt was converted to common stock at $.30 per share. Maturity dates of much of this debt were set or reset for either March 25 or April 17, 1996, and the conversion rate to acquire common stock for most of this debt was established at $.30 per share. They also agreed that conversion of the remaining debt shall occur upon (1) the Company's election after a Debt Restructuring Plan has been accepted by the Company's unsecured creditors holding 80% or more of the Company's unsecured trade debt, or (2) Itochu's sole election to cause conversion of this debt. In March 1996, the maturity dates of the Series S and Series I bonds were extended to March 25, 1997 and the maturity dates of the convertible secured notes due Itochu were extended to April 17, 1997. In June 1996, $13 million of the debt was converted to common stock, of which approximately $12.5 million was issued pursuant to Regulation S. The outstanding balance of $3,000,000 on the Series S bonds was converted to 10 million shares of common stock on March 25, 1997. The accrued interest of $219,452 on these notes was converted to 731,507 shares of common stock. In April, 1997, the maturity date of the Series I convertible bonds was extended to April 17, 1998.

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

Through July 1997, the Company had obtained settlements for $11.8 million of approximately $14 million of unsecured trade debt obligated prior to March 18, 1995. In connection with the settlements, the Company issued $830,000 of three year and $3.3 million of 20 year promissory notes and 1.6 million shares of Series B Preferred Stock valued at $3.2 million. The company paid $512,000 to the unsecured creditors who agreed to accept the 20 year promissory note as part of the settlement for their claims, and the Company has paid $268,000 to the unsecured creditors who agreed to accept convertible preferred stock as part of the settlement for their claims. In addition, during the twelve months prior to the initial closing of the Debt Restructuring Plan, the Company had paid $284,000 to certain unsecured creditors in full settlement of their claims.

It is management's intention to continue its debt restructuring and to seek additional financing through private placements as well as other means. As of October 23, 1997, however, the Company had no firm commitments to provide significant additional financing to the Company.

IF THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OF ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

IN ADDITION, SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED DURING 1998 AND 1999. AS OF OCTOBER 23, 1997, THE COMPANY HAD NO FIRM COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales of $4,484,000 for 1997 increased $275,000, or 6.5% from 1996. Sales of converted sedans and light trucks decreased by 39% from 1996. The Company is working down its backlog of these vehicles. The Company realized revenues of $525,000 in 1997 from various engineering contracts of its Components division, acquired in October, 1996. Sales revenue for this product line also included the sale of a $2,000,000 technology license to HMC and HEI. Sales of off-road industrial electric vehicles decreased significantly from 1996 because the Company sold the assets and certain liabilities of the Industrial Electric Vehicles business in September, 1996.

Net sales in 1996 decreased $7,416,000, or 63.8%, from 1995, and the decrease was primarily due to the Company's inability to raise the funds necessary to support its operations at levels comparable to the corresponding periods of 1995. The manufacture and sales for all product lines was limited in all three years by the shortage of available funds.

Cost of sales as a percentage of sales decreased to 45.5% in 1997 from 127.6% in 1996 and from 173.8% in 1995. Sales revenue for 1997 included a sale of a technology license of $2,000,000. Excluding the sale of the technology license, cost of sales for 1997 was 82.2% of sales. As the Company worked down its backlog of retrofit vehicles and delivered them to customers, some of the obsolescence and liability reserves proved to be larger than the costs incurred in completing the work. The adjustment of these reserves to appropriate current levels at the end of 1997 resulted in a reduction in reported cost of sales. The improvement in cost of sales in 1996 as compared with 1995 was primarily due to lower costs associated with the converted sedans and light trucks. Most of the vehicles sold in 1996, as well as in 1997, were produced in prior periods and placed in inventory at estimated net realizable values. The manufacturing costs in excess of estimated net realizable value were expensed in prior periods. Inventory write-downs for obsolescence impacted the results for 1995.

Research and development expense of $1,218,000 in 1997 declined $183,000, or 13.1% from 1996. The decline is the result of a continuation of the reduction of technical resources by the Company, although this was offset by the October, 1996 acquisition of Systronix Corporation, which is primarily a research company. The product development costs incurred in the performance of engineering development contracts is charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense declined $5,296,000 in 1996 from $6,697,000 in 1995. During the last half of 1995 and through 1996, the Company has reduced its engineering staff and decreased its purchasing of technical services due to a severe lack of funds.

Selling, general and administrative expense of $3,116,000 in 1997 declined $2,492,000, or 44.4% from 1996, as the Company continued to reduce headcount, reduce spending and consolidate operations. Selling, general and administrative expense of $5,608,000 in 1996 declined $8,344,000, or 59.8%, from 1995. The decline was primarily a result of significant reductions in selling, marketing and administrative staff and reductions in the purchasing of various outside services and travel due to the aforementioned lack of funds.

In 1997, interest and financing fees decreased to $792,000 from $1,890,000 in 1996, a decline of 58.1%. The conversion of $15,000,000 of debt to common stock in June, 1996 significantly reduced the amount of outstanding debt for the Company for 1997. An additional $3,600,000 of debt was converted to common stock during 1997. The Company paid off $3,021,000 of debt in 1997, further reducing the outstanding debt.

In 1996, interset and financing fees were $1,890,000, which was a decline of $3,842,000, or 67.0% from 1995. Interest and financing fees in 1995 included $3,780,000 of amortized fees associated with the issuance of $12,000,000 of Series S secured convertible bonds in September 1994. There was no amortization of fees associated with these bonds in 1996 as all of the fees were fully amortized by March 1995, the original maturity date of the bonds.

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

In connection with the settlement of $11.7 million of unsecured trade debt under the Company's Debt Retructuring Plan, several unsecured creditors agreed to settle their claims for amounts less than the original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $2,147,000 in 1996. Additional settlements in 1997 resulted in a gain on debt restructuring of $53,000 for 1997.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $4,535,000 for the year decreased $4,819,000 or 51.5% from $9,354,000 in 1996, while the Company's net loss decreased $28,211,000, or 74.6%, from $37,565,000 in 1995.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $81,525,000 at July 31, 1997. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of October 23, 1997, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company had substantial net losses of $4,535,000, $9,354,000 and $37,565,000, respectively on sales of $4,484,000, $4,209,000 and $11,625,000, respectively.

Nature of Industry. The electric vehicle ("EV") industry is still in its infancy. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting vehicles, (b) the environmental consciousness of customers and (c) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

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

None.


(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART III

Item 10. Directors and Executive Officers of the Registrant

                  The information regarding directors and executive officers required by Item 10 is incorporated by reference from the information under the captions "Election of Directors" and "Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders, which is anticipated to be held in February 1998.

Item 11. Executive Compensation

                  The information required by Item 11 is incorporated by reference from the information under the caption "Executive Compensation and Other Information" in the Company's definitive proxy statement for its annual meeting of shareholders, which is anticipated to be held in February 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The information required by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of shareholders, which is anticipated to be held in February 1998.

Item 13. Certain Relationships and Related Transactions

                  The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its annual meeting shareholders, which is anticipated to be held in February 1998.


         (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1.    Financial Statements

         The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page 22.

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

         None


         (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on October 27, 1997.

U.S. ELECTRICAR, INC.

By: /s/ Roy Y. Kusumoto
    ------------------------------------------------------
    Roy Y. Kusumoto, Chief Executive Officer and President


By: /s/ Barrett R. Woodruff
    ------------------------------------------------------
    Barrett R. Woodruff, Acting Chief Financial Officer


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


Signature                           Title                      Date

/s/ Roy Y. Kusumoto
-------------------------------     President, Chief           October 27, 1997
Roy Y. Kusumoto                     Executive Officer,
                                    and Director (Principal
                                    Executive Officer).

/s/ Carl D. Perry
-------------------------------     Executive Vice             October 27, 1997
Carl D. Perry                       President and Director

/s/ James S. Miller
-------------------------------     Director                   October 27, 1997
James S. Miller


/s/ Malcolm R. Currie, Ph.D.
-------------------------------     Director                   October 27, 1997
Malcolm R. Currie, Ph.D.


/s/ Edwin O. Riddell
-------------------------------     Director                   October 27, 1997
Edwin O. Riddell


/s/ David A. Ishag
-------------------------------     Director                   October 27, 1997
David A. Ishag


/s/ Marc Degani
-------------------------------     Director                   October 27, 1997
Marc Degani


/s/ Daniel D. Rivers, Ph.D.
-------------------------------     Director                   October 27, 1997
Daniel D. Rivers, Ph.D.

/s/ Donald H. Dreyer
-------------------------------     Director                   October 27, 1997
Donald H. Dreyer

--------------------------------------------------------------------------------

                             U. S. ELECTRICAR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE

INDEPENDENT AUDITOR'S REPORT.............................................F-1

CONSOLIDATED BALANCE SHEETS - JULY 31, 1997 AND 1996.....................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS -
     YEARS ENDED JULY 31, 1997, 1996 AND 1995............................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT -
     YEARS ENDED JULY 31, 1997, 1996 AND 1995............................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     YEARS ENDED JULY 31, 1997, 1996 AND 1995............................F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................F-10

--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
U. S. Electricar, Inc.


We have audited the accompanying consolidated balance sheets of U. S. Electricar, Inc. as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Electricar, Inc. as of July 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years ended July 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its inability to generate sufficient cash flows to sustain operations and meet its obligations, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                       /s/ MOSS ADAMS LLP


Santa Rosa, California
August 22, 1997

                                                                        Page F-1

                                                          U. S. ELECTRICAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS

                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------
July 31,                                                        1997       1996
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash                                                      $  333     $   13
     Accounts receivable, net of allowance for
         doubtful accounts of $115 and $596
                                                                  829        856
     Inventories                                                1,812      2,387
     Prepaids and other current assets                            258        184
                                                               ------     ------

                              Total current assets              3,232      3,440

PROPERTY, PLANT AND EQUIPMENT                                   1,099        835

OTHER ASSETS                                                      182         88
                                                               ------     ------

             Total assets                                      $4,513     $4,363
                                                               ======     ======


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                             CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                 (In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
July 31,                                                                                                   1997               1996
------------------------------------------------------------------------------------------------------------------------------------

                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                                    $  2,335          $  2,868
     Accrued payroll and related expenses                                                                     634               441
     Accrued warranty reserve                                                                                 564             1,156
     Reserve for lease terminations                                                                            28               112
     Accrued interest                                                                                         598               208
     Other accrued expenses                                                                                   337               721
     Deferred revenues                                                                                       --                 250
     Customer deposits                                                                                         44                73
     Current maturities of obligations under capital lease                                                    209              --
     Current maturities of long-term debt                                                                   5,220             7,283
                                                                                                         --------          --------

             Total current liabilities                                                                      9,969            13,112
                                                                                                         --------          --------

LONG-TERM DEBT, less current maturities                                                                     3,639             3,987
                                                                                                         --------          --------

STOCKHOLDERS' DEFICIT
     Series A  preferred  stock - no par value;  30,000,000 shares  authorized;
         3,621,000 and 4,010,000 shares issued and outstanding at 1997 and 1996, respectively; liquidating preference $0.60 per share aggregating $2,173
         and $2,406, respectively                                                                           2,543             2,983
     Series B  preferred  stock - no par  value;  5,000,000 shares  authorized;
         1,340,000 and 1,587,000 shares issued and outstanding at 1997 and 1996,
         respectively                                                                                       2,682             3,175
     Stock notes receivable                                                                                (1,149)           (1,061)
     Common stock - no par value; 300,000,000 share authorized;  151,068,000 and
         120,220,000 shares issued and outstanding at 1997 and 1996,
         respectively                                                                                      68,354            59,157
     Accumulated deficit                                                                                  (81,525)          (76,990)
                                                                                                         --------          --------

             Total stockholders' deficit                                                                   (9,095)          (12,736)
                                                                                                         --------          --------

             Total liabilities and stockholders' deficit                                                 $  4,513          $  4,363
                                                                                                         ========          ========


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-3

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 (In thousands, except for share and per share data)
-----------------------------------------------------------------------------------------------------------------------------------

Years Ended July 31,                                                         1997                   1996                   1995
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $       4,484          $       4,209          $      11,625

COST OF SALES                                                                   2,042                  5,370                 20,210
                                                                        -------------          -------------          -------------
GROSS MARGIN                                                                    2,442                 (1,161)                (8,585)
                                                                        -------------          -------------          -------------
OTHER COSTS AND EXPENSES
     Research and development                                                   1,218                  1,401                  6,697
     Selling, general and administrative                                        3,116                  5,608                 13,952
     Interest and financing fees                                                  792                  1,890                  5,732
     Other expense                                                                274                    740                    449
     Aquistion of research and development                                      1,630                   --                     --
     Market development expense                                                  --                     --                       77
     Facility closures and consolidation
         of operations                                                           --                      701                  2,378
                                                                        -------------          -------------          -------------

             Total other costs and expenses                                     7,030                 10,340                 29,285
                                                                        -------------          -------------          -------------
LOSS FROM CONTINUING OPERATION                                                 (4,588)               (11,501)               (37,870)

GAIN ON DEBT RESTRUCTURING                                                         53                  2,147                    305
                                                                        -------------          -------------          -------------
NET LOSS                                                                $      (4,535)         $      (9,354)         $     (37,565)
                                                                        =============          =============          =============
PER COMMON SHARE
     Loss from continuing operations                                    $       (0.03)         $       (0.17)         $       (1.88)
     Gain on debt restructuring                                                  --                     0.03                   0.02
                                                                        -------------          -------------          -------------

             Net loss per common share                                  $       (0.03)         $       (0.14)         $       (1.86)
                                                                        =============          =============          =============
WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                          133,805,603             67,905,941             20,156,417
                                                                        =============          =============          =============

The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-4

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                            Years Ended July 31, 1997, 1996 and 1995
                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                 PREFERRED STOCK
                                                     --------------------------------------------
                                                          SERIES A                 SERIES B           COMMON STOCK
                                                     --------------------    --------------------  --------------------  STOCK NOTES
                                                      SHARES      AMOUNT      SHARES     AMOUNT     SHARES      AMOUNT    RECEIVABLE
                                                     --------    --------    --------   --------   --------    --------    --------
BALANCE, JULY 31, 1994                                  9,353    $  7,118               $   --       15,518    $ 25,652    $ (1,094)


COMMON STOCK TRANSACTIONS
    Excess of fair market
       value over exercise
       price of warrants                                 --          --          --         --         --         1,920        --
    Sales under Regulation
       Subscription Agreement
       (net of $171 issuance
       costs) for cash                                   --          --          --         --        9,000         729        --
    Conversion of note payable
       (net of $151 issuance costs)                      --          --          --         --       13,667       3,949        --
    Conversion of Series S
       Convertible Bonds                                 --          --          --         --       13,667       4,100        --
    Cancellation of Stock Note
       Receivable (shares
       held as collateral)                               --          --          --         --         (450)       (180)        180
    Exercise of warrants and
       options for cash and
       notes receivable                                  --          --          --         --          664         174         (16)
    Conversions of Series A
       preferred stock                                 (3,078)     (1,970)       --         --        3,078       1,970        --
    Stock for services                                   --          --          --         --           79         201        --

COMPENSATION RECOGNIZED FOR
    STOCK OPTIONS                                        --          --          --         --         --           200        --

INTEREST ON STOCK NOTES
    RECEIVABLE                                           --          --          --         --         --          --           (57)

NET LOSS                                                 --          --          --         --         --          --          --
                                                     --------    --------    --------   --------   --------    --------    --------

BALANCE, JULY 31, 1995                                  6,275       5,148        --         --       55,223      38,715        (987)

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                         --          --         1,587      3,175       --          --          --

COMMON STOCK TRANSACTIONS
    Sales under Regulation S
       subscription agreement                            --          --          --         --       10,670       2,701        --
    Exercise of warrants                                 --          --          --         --          220          28        --
    Conversion of Series S
       Bonds and accrued
       interest                                          --          --          --         --       43,214      12,964        --
    Conversion of Series I
       Bonds and accrued
       interest                                          --          --          --         --        7,913       2,374        --
    Conversion of Series A
       preferred stock                                 (2,265)     (2,165)       --         --        2,265       2,165        --
    Conversion of debt                                   --          --          --         --          715         210        --

INTEREST ON STOCK NOTES
    RECEIVABLE                                           --          --          --         --         --          --           (74)

NET LOSS                                                 --          --          --         --         --          --          --
                                                     --------    --------    --------   --------   --------    --------    --------
BALANCE, July 31, 1996                                  4,010       2,983       1,587      3,175    120,220      59,157      (1,061)



                                                     ACCUMULATED
                                                       DEFICIT           TOTAL
                                                       --------        --------
BALANCE, JULY 31, 1994                                 $(30,071)       $  1,605


COMMON STOCK TRANSACTIONS
    Excess of fair market
       value over exercise
       price of warrants                                   --             1,920
    Sales under Regulation
       Subscription Agreement
       (net of $171 issuance
       costs) for cash                                     --               729
    Conversion of note payable
       (net of $151 issuance costs)                        --             3,949
    Conversion of Series S
       Convertible Bonds                                   --             4,100
    Cancellation of Stock Note
       Receivable (shares
       held as collateral)                                 --              --
    Exercise of warrants and
       options for cash and
       notes receivable                                    --               158
    Conversions of Series A
       preferred stock                                     --              --
    Stock for services                                     --               201

COMPENSATION RECOGNIZED FOR
    STOCK OPTIONS                                          --               200

INTEREST ON STOCK NOTES
    RECEIVABLE                                             --               (57)

NET LOSS                                                (37,565)        (37,565)
                                                       --------        --------

BALANCE, JULY 31, 1995                                  (67,636)        (24,760)

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                           --             3,175

COMMON STOCK TRANSACTIONS
    Sales under Regulation S
       subscription agreement                              --             2,701
    Exercise of warrants                                   --                28
    Conversion of Series S
       Bonds and accrued
       interest                                            --            12,964
    Conversion of Series I
       Bonds and accrued
       interest                                            --             2,374
    Conversion of Series A
       preferred stock                                     --              --
    Conversion of debt                                     --               210

INTEREST ON STOCK NOTES
    RECEIVABLE                                             --               (74)

NET LOSS                                                 (9,354)         (9,354)
                                                       --------        --------
BALANCE, July 31, 1996                                  (76,990)        (12,736)


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                                                                              U. S. ELECTRICAR, INC.
                                                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Continued)
                                                                                          Years Ended  July 31, 1997,  1996 and 1995
                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                PREFERRED STOCK
                                                 --------------------------------------------
                                                       SERIES A                 SERIES B              COMMON STOCK
                                                 --------------------      --------------------    -------------------   STOCK NOTES
                                                  SHARES       AMOUNT       SHARES      AMOUNT      SHARES      AMOUNT    RECEIVABLE
                                                 --------     --------     --------    --------    --------    --------  -----------
PREFERRED STOCK TRANSACTION
  Conversion of unsecured debt                       --           --             42         85         --          --          --

COMMON STOCK TRANSACTIONS
  Sales under Regulation S
  subscription agreement                             --           --           --          --        12,000       3,600        --
  Systronix acquisition                              --           --           --          --         3,800         760        --
  Conversion of Series S Bonds
  and accrued interest                                                                               10,732       3,219
  Conversion of Series A
  preferred stock                                    (389)        (440)        --          --           389         440        --
  Conversion of Series B
  preferred stock                                                              (289)      (578)       1,927         578        --
  Conversion of debt
                                                     --           --           --          --         2,000         600        --

INTEREST ON STOCK NOTES RECEIVABLE                   --           --           --          --          --          --           (88)

NET LOSS                                             --           --           --          --          --          --          --
                                                 --------     --------     --------    --------    --------    --------    --------

BALANCE, July 31, 1997                              3,621     $  2,543        1,340    $  2,682     151,068    $ 68,354    $ (1,149)
                                                 ========     ========     ========    ========    ========    ========    ========


                                                     ACCUMULATED
                                                       DEFICIT          TOTAL
                                                       --------        --------

PREFERRED STOCK TRANSACTION
  Conversion of unsecured debt                             --                85

COMMON STOCK TRANSACTIONS
  Sales under Regulation S
  subscription agreement                                   --             3,600
  Systronix acquisition                                    --               760
  Conversion of Series S Bonds
  and accrued interest                                                     3,219
  Conversion of Series A
  preferred stock                                          --              --
  Conversion of Series B
  preferred stock                                          --              --
  Conversion of debt
                                                           --               600

INTEREST ON STOCK NOTES RECEIVABLE                                          (88)

NET LOSS                                                 (4,535)         (4,535)
                                                       --------        --------

BALANCE, July 31, 1997                                 $(81,525)       $ (9,095)
                                                       ========        ========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-6

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended July 31,                                                                       1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                            $ (4,535)        $ (9,354)        $(37,565)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
             Depreciation and amortization                                                    578              968            6,864
             Provision for facility closures and consolidation
                of operations                                                                --                701              770
             Change in allowance for doubtful accounts                                       (319)              93               44
             Provision to reduce inventory values                                             308             --               --
             Gain on debt restructuring                                                       (53)          (2,147)            (305)
             Changes in valuation allowances and reserves                                  (1,011)          (1,449)           2,721
             Purchase of research and development                                           1,630             --               --
             Stock issued for services                                                       --               --                201
             Stock option compensation                                                       --               --                200
             Gain on sale of Industrial Electric Vehicles                                    (158)            --               --
             Interest income on stock notes receivable                                        (88)             (74)             (57)
             Accretion on royalties payable                                                  --               --                 65
             Write-off of development costs and leasehold
                improvements                                                                 --                137              733
             Interest converted to common stock                                               194            1,575             --
         Change in operating assets and liabilities:
             Accounts receivable                                                              (54)             415              143
             Inventories                                                                      589            4,916             (837)
             Prepaids and other current assets                                                (53)             302              838
             Accounts payable and accrued expenses                                            (39)             (27)           8,153
             Deferred revenues                                                               --                250             --
             Customer deposits                                                               (164)            (690)          (1,006)
                                                                                         --------         --------         --------

                    Net cash used by operating activities                                  (3,175)          (4,384)         (19,038)
                                                                                         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advances to Systronix Corporation                                                       --             (1,000)            --
     Purchases of property, plant and equipment
                                                                                              (13)            --               (568)
     Repayments on advances to Systronix Corporation                                          209             --               --
                                                                                         --------         --------         --------

                    Net cash provided (used) by investing activities                          196           (1,000)            (568)
                                                                                         --------         --------         --------


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-7

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended July 31,                                                                     1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                           (3,021)             (259)             (282)
     Payments on capital leases                                                            (152)             --                --
     Borrowings on notes payable                                                          3,122             2,608             3,853
     Borrowings on debentures and bonds                                                    --                --              12,000
     Notes payable and bonds issuance costs                                                --                --              (1,860)
     Proceeds from issuance of common stock                                               3,350             2,701               900
     Exercise of options and warrants                                                      --                  28               158
     Stock issuance costs                                                                  --                --                (171)
                                                                                       --------          --------          --------

                Net cash provided by financing activities                                 3,299             5,078            14,598
                                                                                       --------          --------          --------

NET INCREASE (DECREASE) IN CASH                                                             320              (306)           (5,008)

CASH

     Beginning of year                                                                       13               319             5,327
                                                                                       --------          --------          --------
     End of year                                                                       $    333          $     13          $    319
                                                                                       ========          ========          ========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-8

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                                      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Years Ended July 31,                                                                                1997         1996         1995
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the year for interest                                                       $   162       $    30      $   106

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of debt to common stock                                                           $   600       $   210      $ 8,049
     Conversion of debt to Series B preferred stock                                               $    85       $ 3,175      $  --
     Conversion of Series A preferred stock to common stock                                       $   440       $ 2,165      $ 1,970
     Conversion of Series B preferred stock to common stock                                       $   578       $  --        $  --
     Notes issued in connection with debt restructuring                                           $    15       $ 4,148      $  --
     Excess of fair market value over exercise price of warrants
         issued in connection with convertible bonds                                              $  --         $  --        $ 1,920
     Issuance of common stock for notes receivable                                                $  --         $  --        $    16
     Conversion of deferred revenues to common stock                                              $   250       $  --        $  --
     Conversion of Series S bonds to common stock                                                 $ 3,000       $15,338      $  --
     Assumption of notes payable in connection with acquisition                                   $   800       $  --        $  --
     Note issued in connection with acquisition                                                   $   830       $  --        $  --
     Note assumed by buyer in connection with sale of Industrial
         Electric Vehicles                                                                        $(1,013)      $  --        $  --
     Conversion of accrued interest to common stock                                               $   219       $  --        $  --
     Conversion of accrued interest to notes payable                                              $   139       $  --        $  --
     Acquisition of assets through capital lease                                                  $   361       $  --        $  --
     Sale of net assets of Industrial Electric Vehicles                                           $   858       $  --        $  --
     Acquistion of certain  assets,  related debt and  research and  development
         from Systronix Corporation for debt and stock options, net                               $  (819)      $  --        $  --

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-9

                                                          U. S. ELECTRICAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc., previously Solar Electric Engineering, Inc., a California corporation, was incorporated in 1976. In January 1994, the Company changed its name to U. S. Electricar, Inc. The Company currently conducts research and development into electric propulsion systems, and produces and sells electric vehicles.

Principles of consolidation - The consolidated financial statements include the accounts of U. S. Electricar, Inc., and its wholly owned subsidiary, Industrial Electric Vehicles, Inc. Substantially all assets and liabilities of Industrial Electric Vehicles, Inc., were sold during the year ended July 31, 1997 (see Note
4). All material intercompany transactions and balances have been eliminated in consolidation.

Inventory - Inventory is comprised of electric vehicles, raw materials and work-in-process. Inventory is stated at market, which is lower than cost.

Property, plant and equipment - Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. The Company has adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires long-lived assets to be reviewed for impairment whenever events or changes in circumstances indicates the sum of expected cash flows from use of the asset is less than its carrying value. Additionally, long-lived assets that management has committed to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

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

Income taxes - Deferred income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law, and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

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

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds. Cash is deposited with known creditable financial institutions.

--------------------------------------------------------------------------------
                                                                       Page F-10

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

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

Stock-based compensation - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". Under SFAS 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments. Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard prescribed in Accounting Principles Board Opinion No. 25 (APB 25), compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock. SFAS 123 permits a company to continue to use APB 25 to account for stock options, but proforma disclosures of net income and earnings per share must be made as if SFAS 123 had been adopted. The Company has chosen to continue to account for stock-based compensation under APB 25. Consequently, SFAS 123 does not have a material impact on the Company's consolidated results of operations or financial position.

Recent accounting pronouncements - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.


NOTE 2 - GOING CONCERN

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $81,525,000 at July 31, 1997. A substantial portion of the losses are attributable to research, development and other costs associated with the Company's development and production of electric vehicles, including the conversion of gas-powered cars and light trucks to electric power, as well as restructuring the Company's operations.

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN (Continued)

During the three years ended July 31, 1997, the Company obtained approximately $23 million (net of debt repayments) in cash from financing activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During 1997, the Company was successful in selling $3,600,000 of its common stock and converting $3,600,000 of its convertible debt to common stock.

It is management's plan to seek additional financing through private placements as well as other means. As of August 22, 1997, the Company had no commitments from any person or entity to provide additional financing to the Company.

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


NOTE 3 - ACQUISITIONS

The Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of Systronix Corporation (Systronix) on October 25, 1996. Systronix was a developer of technologically advanced electric propulsion systems for electric-powered vehicles.

The purchase price, in addition to the assumed liabilities, consisted of a credit for the $1,020,000 previously advanced to Systronix; an $830,000 secured note due within 30 days of closing; and 3,800,000 shares of restricted common stock, with an approximate market value of $0.20 per share at the purchase date. Two million cashless warrants, exercisable at $0.30 per share, were also issued pursuant to a finders fee.

The purchase of Systronix was reported using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. Assets associated with research and development, and for which there was no alternative use, were expensed.

In conjunction with this transaction, the Company has employed substantially all of then-existing employees of Systronix Corporation. Pursuant to such employment, the Company has granted to these employees qualified and non-qualified stock options under the Company's 1996 Employee and Consultant Stock Option Plan. The options granted in the aggregate total approximately 10,228,000 options at an exercise price of $0.30 cents per share, subject to various vesting schedules, with all options vested no later than five (5) years from date of grant. The Plan has been approved by the Board of Directors of the Company.

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 4 - FACILITY CONSOLIDATIONS, CLOSURES, AND SALES

During the two years ended July 31, 1996, the Company consolidated its operations by closing facilities in Florida and California. Assets associated with the closed facilities, primarily deferred development costs and certain fixed assets that were not relocated to other facilities, were charged to expense in the year of closure. Additionally, costs related to consolidating the various company facilities were also charged to expense.

In 1997, substantially all assets of the Company's subsidiary, Industrial Electrical Vehicles, Inc. (formerly Nordokog Electric Vehicles, Inc. (Nordskog) prior to its acquisition by the Company) were sold to a group headed by former employees of the Company in exchange for the buyers assuming the Company's debt to Nordskog. The liabilities assumed by the buyers, including a $1,013,000 note payable, exceeded the reported values of the assets sold, resulting in a gain of approximately $155,000.


NOTE 5 - INVENTORIES

(in thousands)                                            1997             1996
                                                         ------           ------
Finished goods                                           $  667           $1,000
Work-in-process                                             375              710
Raw materials                                             1,062            1,450
                                                         ------           ------
                                                          2,104            3,160
Less valuation adjustment                                   292              773
                                                         ------           ------
                                                         $1,812           $2,387
                                                         ======           ======

The Company has approximately $30,000 of inventory in Mexico at July 31, 1997.

In December 1994, the Company entered into a manufacturing agreement with a vendor whereby the Company agreed to sell to the vendor sufficient inventory to complete the conversion of 84 sedans and pick-up trucks to electric power and then to repurchase the completed vehicles upon completion of the manufacturing process. The selling price was established at a 10% discount from the repurchase price; and the terms of the agreement gave the vendor a purchase money interest in inventory. Due to the repurchase agreement, the Company did not account for this transaction as a sale. The Company initially accrued the difference between the selling price and repurchase price as interest expense. However, the interest expense accrual was later reversed by the Company as a result of an amendment to the agreement in July 1995, which eliminated the price difference and required only the refund to the vendor of the net amount of money paid to the Company under the agreement. During 1995, the vendor paid the Company $867,000, and the Company paid the vendor $64,000--for a difference of $803,000, which was recorded as an account payable. Under the July 1995 amendment, and separate from the debt restructuring process, a portion of anticipated proceeds from future sales of unsold vehicles in which the vendor had a purchase money interest was to be paid to the vendor; and the vendor was to ratably release its interest in such vehicles as they were sold until the $803,000 was fully repaid. At July 31, 1997, approximately $129,000 remains unpaid and is included in accounts payable.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

(in thousands)                                                 1997        1996
                                                              ------      ------

Machinery and equipment                                       $  470      $2,141
Computers                                                      1,191       1,186
Furniture and office equipment                                   513         409
Demonstration vehicles                                           105         257
Leasehold improvements                                           106         653
Construction in progress                                         450        --
Automobiles                                                       30          40
                                                              ------      ------

                                                               2,865       4,686

Less accumulated depreciation and amortization                 1,766       3,171
Less adjustment for impairment                                  --           680
                                                              ------      ------
                                                              $1,099      $  835
                                                              ======      ======


NOTE 7 - LONG-TERM DEBT



(in thousands, except for shares data)                                                1997                    1996
                                                                                      ----                    ----
Convertible  secured  note  under a  Supplemental  Loan  Agreement  with  ITOCHU
     Corporation;  interest  at 10%,  principal  and  interest  due April  1998,
     secured by the personal property of the parent company                          $ 3,000                 $ 3,000

Secured  subordinated   promissory  note  -  Credit  Management  Association  of
     Califonria (CMAC) as exclusive agent for Non- Qualified Creditors; interest at 3% for the first 5 years,  6% for years 6 and 7, and then at prime  plus
     3% through  date of  maturity;  interest  payments are made upon payment of principal,  with  principal  and  interest  due no later than  April  2016;
     secured with an interest in a sinking fund escrow as noted above;  payments on this note are  subordinated  to  payment  in full on all  principal  and accrued  interest owed on the 3-year  non-qualified  and qualified notes to
     CMAC                                                                              3,332                   3,332

Convertible  secured  notes  under a  Supplemental  Loan  Agreement  with ITOCHU
     Corporation;  interest at 10%,  principal  and interest due December  1997,
     secured by the personal property of the parent company                            1,300                     --

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                           NOTES TO FINANCIAL STATEMENTS (Continued)
------------------------------------------------------------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (Continued)

(in thousands, except for shares data)                                                     1997            1996
                                                                                          -------         -------
Convertible bonds; interest at 10%, principal and interest was
     due in July 1997                                                                         800            --

Secured  subordinated  promissory note - (CMAC) as exclusive agent for Qualified
     Creditors;  interest at 3%, with  principal  and  interest  due April 1999;
     secured with an interest in a sinking fund escrow                                        307             560

Secured promissory note - (CMAC) as exclusive agent for Non-Qualified Creditors;
     note was fully repaid                                                                   --                95

Series S secured  convertible bonds,  interest at 10%; original principal due of
     $11,500,000 has been converted to shares of common stock at $0.30 per share             --             3,000

Convertible secured note, with interest at 9% payable quarterly,  was assumed by
     the purchasers of Industrial Electric Vehicles                                          --             1,013

Convertible secured  promissory  note; with interest at 10%, was due in November
     1996; and was converted into 333,334 shares of common stock                             --               100

Other                                                                                         120             170
                                                                                          -------         -------

                                                                                            8,859          11,270
Less current maturities                                                                     5,220           7,283
                                                                                          -------         -------

                                                                                          $ 3,639         $ 3,987
                                                                                          =======         =======

Maturities of long-term debt for succeeding years are as follows:

               Year Ending July 31,
               --------------------
                       1998                $5,220
                       1999                   307
                    Thereafter              3,332
                                           ------
                                           $8,859
                                           ======

--------------------------------------------------------------------------------
                                                                       Page F-15

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (Continued)

In September 1994, the Company issued 120 units of Series S secured convertible bonds, totaling $12,000,000, and received proceeds of $10,140,000, net of fees of $1,860,000. Each of the units consisted of $100,000 in principal and a warrant to purchase 10,000 common shares. The bonds, which bear interest at 10%, were initially due in March 1995 and were secured by the personal property of the parent company, excluding securities of its subsidiary. The Company also issued additional warrants to purchase 1,200,000 common shares representing additional issuance fees. The warrants are exercisable through July 1997 at an exercise price of $3.20 per share. The excess of fair-market value over the exercise price of the warrants of $1,920,000, and the fees of $1,860,000, was recorded as debt discount and amortized over the initial period of the bonds. In March 1995, the Company had neither sufficient funds, nor commitments to receive sufficient funds, to pay the principal and interest. Subsequently, the Company negotiated an extension of the bonds' maturity to March 1996; the conversion of $600,000 of the unpaid interest to principal; and a conversion price for most of the debt of $0.30 per share. In July 1995, the Company converted $4,100,000 of the Series S bonds to 13,667,000 shares of common stock at $0.30 per share. In December 1995, the company converted $210,000 of the Series S secured convertible bonds to 700,000 shares of common stock at $0.30 per share. In March 1996 accrued unpaid interest of $71,000 on the bonds was added to principal. Also in March 1996, the Company converted $491,000 of the bonds to 1,638,000 shares of common stock at $0.30 per share. In June 1996, the Company converted $4,870,000 of the Series S secured convertible bonds to 16,233,000 shares of common stock at $0.30 per share, and accrued interest of $1,111,000 was converted to 3,704,000 shares of common stock at $0.30 per share. In March 1997, the remaining $3,000,000 of Series S Bonds and $219,000 of accrued interest were converted to 10,732,000 shares of common stock at $0.30 per share.

The Company and ITOCHU Corporation entered into a Supplemental Loan Agreement in April 1995, whereby ITOCHU agreed to lend the Company amounts equal to funds the Company receives from other outside lenders or investors, up to $3,000,000, at 10% annual interest. The notes are secured by the personal property of the parent company and are convertible at $0.30 per share into the Company's common stock. The convertible subordinated note from ITOCHU had an original maturity date of June 1997, with interest payments due semi-annually. The interest payment of $331,000 due December 1994 was not paid, causing an event of default. In February 1995, the Company made a partial interest payment of $25,000. In April 1995, the Company and ITOCHU agreed to accelerate the maturity of the note to April 1996; and change the conversion price from $5.00 to $0.30 per share. In July 1995, $4,100,000 of the note was converted to 13,667,000 shares of common stock at $0.30 per share. In June 1996, the Company converted the $4,880,000 balance of the convertible subordinated note from ITOCHU to 16,267,000 shares of common stock at $0.30 per share, and the accrued unpaid interest of $1,612,000 was converted to 5,372,000 shares of common stock at $0.30 per share. The maturity date has been extended to April 1998.

ITOCHU and the Series S and Series I bond holders were obligated to convert the notes and bonds they held once (1) a restructuring/repayment workout plan was accepted by the unsecured creditors holding 80% of the Company's unsecured debt, and (2) such plan had been approved by the Company in consultation with ITOCHU Corporation, or (3) upon ITOCHU Corporation's sole election. In June 1996, having completed the initial phase of the debt restructuring with acceptance of the workout plan by over 80% of the Company's unsecured creditors, and in consultation with ITOCHU Corporation, the Company effected the conversion of $11,900,000 of principal and $2,900,000 of accrued interest into 49,489,000 shares of common stock at the rate of $0.30 per share.

--------------------------------------------------------------------------------
                                                                       Page F-16

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM DEBT (Continued)

In connection with the acquisition of Nordskog Electric Vehicles, Inc., renamed Industrial Electric Vehicles, Inc. (IEV), in July 1993, the Company issued a $1,000,000 secured convertible promissory note due in January 1997, with interest at 9% annually and payable quarterly. This note was secured by machinery and equipment owned by IEV. During 1995, the Company sold some of the machinery and equipment used to secure the note and used the proceeds of $18,000 to pay down the principal. Quarterly interest payments had not been paid, causing an event of default. The note holder did not exercise any of its remedies with respect to the acceleration of the principal and interest nor the collateral securing this note. The full amount of the note was classified as a current liability in 1995, due to the event of default. In September 1996, the Company sold the assets of IEV to a group headed by former employees of the Company. The buyers assumed the liability for the note and the Company was released from this liability.

In April 1996, and as amended in July 1996, the Company issued two promissory notes, due April 1999, for $256,000 and $560,000, and one promissory note due April 2016 for $3,332,000, to the Credit Managers Association of California ("CMAC") as the exclusive agent for certain unsecured creditors who settled with the Company in connection with its Debt Restructuring Plan.


NOTE 8 - CAPITAL LEASE

Included in the acquisition of certain assets and liabilities of Systronix was the assumption of a purchase contract for a high performance dynamometer. This acquisition is being financed through a capital lease. The lease requires monthly payments of $22,000 and will mature in May 1998.


NOTE 9 - LEASE COMMITMENTS

In 1996 the Company moved substantially all their operations from San Francisco to Torrance, California. The Company maintains its accounting department in San Francisco where it rents its office space on a month to month lease.

The Company assumed the lease of the Torrance facility when it purchased Systronix. The lease expires in February 2000. Future minimum lease payments under this lease agreement are $95,000, $95,000, and $56,000 for the years ended July 31, 1998, 1999, and 2000, respectively.


NOTE 10 - INCOME TAXES

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code of 1986. An "ownership change" occurred at the time of the private placement memorandums in 1991 and 1992, at the time of the common and preferred stock issuances in 1993, and upon conversion of certain debt to equity in 1995, 1996 and 1997. This change will limit future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

--------------------------------------------------------------------------------
                                                                       Page F-17

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

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

The following table summarizes the components of the net deferred tax assets (in thousands):

                                                            1997          1996
                                                           -------       -------
Deferred tax assets
        Federal tax loss carryforward                      $23,682       $21,797
        State tax loss carryforward                          3,394         2,346
        Basis difference in EIL                              1,610         1,610
        Accumulated depreciation                              --             439
        Stock option compensation                             --             595
        Reserves and allowances                                153            38
        Other, net                                             233           393
                                                           -------       -------
                                                            29,072        27,218
Less valuation allowance                                    29,072        27,218
                                                           -------       -------

Net deferred tax asset                                     $  --         $  --
                                                           =======       =======

--------------------------------------------------------------------------------
                                                                       Page F-18

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 10 - INCOME TAXES (Continued)

The net operating losses expire in varying amounts, as follows, for income tax reporting purposes (in thousands):

                                         Net Operating Loss
                                    ---------------------------
        Date of expiration          Federal          California
        ------------------          -------          ----------

              1997                 $   125           $   558
              1998                     130             1,806
              1999                     124             1,715
              2000                      51            16,730
              2001                      44             4,541
              2002                      11             2,778
              2003                      64              --
              2004                     322              --
              2005                     443              --
              2006                     680              --
              2007                   2,552              --
              2008                  24,221              --
              2009                  33,460              --
              2010                   9,083              --
              2011                   5,557              --
                                   -------           -------
                                   $76,867           $28,128
                                   =======           =======


NOTE 11 - STOCKHOLDERS' DEFICIT

Series A preferred stock - Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis, at the election of the holder, or automatically upon the occurrence of certain events, including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference at $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have yet been declared on the Series A preferred stock.

In July 1993, the Board of Directors approved a plan for the sale of shares of Series A preferred stock to certain officers and directors ("Participants") at $0.60 per share. In general, the Participants could purchase these shares for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan are pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding at July 31, 1997.

--------------------------------------------------------------------------------
                                                                       Page F-19

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 11 - STOCKHOLDERS' DEFICIT (Continued)

A total of 388,566, 2,265,000, and 3,078,355 shares of Series A preferred stock were converted to common stock during 1997, 1996 and 1995, respectively.

Series B preferred stock - Series B preferred stock is currently unregistered and each share is initially convertible into 6.66 shares of common stock at the election of the holder. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock.

In April 1996, the Company issued 1,507,000 shares of Series B preferred stock, plus a note for $532,000, in settlement of claims of $3,547,000 under the debt restructuring plan. In 1997 and 1996, an additional 42,300 and 80,000 shares of Series B preferred stock, and notes payable for $15,000 and $28,000, were issued in settlement of $100,000 and $189,000 of claims, respectively.

A total of 289,400 shares of Series B preferred stock were converted on a 6.66-to-one basis to common stock during 1997.

Other significant stock activity - In July 1995, $4,100,000 of the Series S secured convertible bonds issued in September 1994 were converted at $0.30 per share to 13,667,000 shares of common stock. In December 1995, the Company converted $210,000 of the bonds to 700,000 shares of common stock at $0.30 per share. In March 1996, the Company issued 1,638,000 shares of common stock to convert $491,000 of principal and accrued interest of the Series S secured convertible bonds at $0.30 per share of common stock. In June 1996, the Company converted $4,870,000 of Series S bonds and $1,111,000 of accrued interest to 16,233,000 and 3,704,000 shares, respectively, of common stock at $0.30 per share. In March 1997, the remaining $3,000,000 of Series S Bonds, plus accrued interest, were converted to 10,732,000 shares of common stock at $0.30 per share.

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

In March 1997, the Company sold 12,000,000 unregistered shares of its common stock at $0.30 per share pursuant to a Regulation S Subscription Agreement resulting in net proceeds of $3,600,000. Also in 1997, the Company converted $600,000 of convertible secured notes to 2,000,000 shares of common stock at $0.30 per share.

--------------------------------------------------------------------------------
                                                                       Page F-20

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS AND WARRANTS

In 1993, stockholders approved the 1993 Employee and Consultant Stock Plan (the "1993 Plan"), which expires in 2003. Under the 1993 Plan, the Company reserved 10,000,000 shares of common stock for incentive and nonstatutory stock options as of July 31, 1993. The Company increased the number of shares of common stock reserved under the 1993 Plan to 15,000,000 in November 1993 and to 30,000,000 in September 1995. Options under the 1993 Plan expire over periods not to exceed ten years from date of grant. Options which expire or are canceled may become available for future grants under the 1993 Plan. In addition, the Company grants other nonstatutory stock options.

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

In 1997, in connection with the purchase of Systronix, stockholders approved the 1996 Stock Option Plan (1996 Plan) which expires in 2006. The Company, during the term of the 1996 Plan, will at all times reserve and keep available such number of shares of common stock for incentive and non-qualified stock options as shall be sufficient to satisfy the requirements of the plan. Options under the 1996 Plan expire over a period not to exceed ten years.

The  following  table  summarizes   common  stock  option  activity  (shares  in
thousands):

                                                                                       Director
                                            1996 Plan           1993 Plan             Option Plan              Other
                                        ----------------     ----------------      ------------------    -----------------
                                        Shares     Price     Shares     Price      Shares       Price    Share       Price
                                        ------     -----     ------     -----      ------       -----    -----       -----
Balance, August 1, 1994                   --     $   --      14,482   $0.60-5.00      7      $     6.88   2,069    $0.60-3.00
Granted                                   --         --       8,126    0.40-2.97     17       0.24-5.88    --           --
Canceled                                  --         --      (4,916)   0.60-2.97     (8)      0.24-5.88    --           --
Exercised                                 --         --         (13)   0.60-1.25      --         --        --           --
Expired                                   --         --        (784)   0.60-2.80      --         --        --           --

Balance, August 1, 1995                   --         --      16,895    0.60-5.00     16       0.24-6.88   2,069    0.60-3.00
Granted                                   --         --      11,415         0.30     13            0.20    --           --
Canceled                                  --         --     (10,034)   0.60-5.00      --         --        --           --
Exercised                                 --         --        --          --         --         --        --           --
Expired                                   --         --      (1,007)   0.60-5.00     (9)      0.71-6.88    (574)   0.60-2.80

Balance, July 31, 1996                    --                 17,269    0.30-0.60     20       0.20-6.88   1,495    0.60-2.80
Granted                                 10,367      0.30       --          --         --         --        --           --
Canceled                                  (445)     0.30     (1,135)        0.30      --         --        --           --
Exercised                                 --         --        --          --         --         --        --           --
Expired                                   --         --         (38)        0.30      --         --        --           --

Balance, July 31, 1997                   9,922    $ 0.30     16,096   $0.30-0.60     20      $0.20-6.88   1,495    $0.60-2.80



The Company recorded $0, $0, and $200,000 as compensation expense during 1997, 1996 and 1995 , respectively, for the difference between the quoted market price and the exercise price of options at dates of grant amortized over the service period related to such options.

--------------------------------------------------------------------------------
                                                                       Page F-21

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS AND WARRANTS (Continued)

The Company applies APB Opinion No. 25 and related interpretations in accounting for its various stock option plans. FASB No. 123 "Accounting for Stock-Based Compensation" (SFAS 123) was issued by the FASB in 1995 and, if fully adopted, changes the method for recognition of cost on plans similar to those of the Company. Adoption of SFAS 123 is optional; however, had compensation costs for the Company's other stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased by approximately $549,900 and $307,000 for the years ended July 31, 1997 and 1996, respectively. The fair value of each option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164%, (3) risk free interest rate of 5.88% and 6.59%, respectively, and (4) an expected life of the options of 5 years. Options issued during 1997 and 1996 have an estimated weighted average fair value of $0.12 and $0.13, respectively.

In 1995, 2,400,000 warrants were issued in conjunction with private placements of debentures, common stock and bonds. In 1994, 267,000 warrants exercisable at $3.00 and, in 1995, 20,000 warrants exercisable at $2.00, were issued in connection with pledges of collateral made by certain stockholders for bank lines of credit. In September 1994, the Company issued warrants to purchase 2,400,000 common shares representing fees for the issuance of Series S convertible secured bonds. The exercise price of these warrants is $3.20 per share.

In May 1996, the Company issued 13,333,000 warrants in exchange for services performed. The warrants were exercisable at $0.30 per share for an equal number of shares of common stock, and expired on May 1, 1997. At July 31, 1997, negotiations were underway to extend the period of time in which the warrants could be exercised. If the market value of the common stock of the Company is equal to or greater than $0.60 per share on the date of exercise, and if the average trading volume was in excess of 100,000 shares per day for the preceding 20 trading days, the warrants may be exercised without payment of cash. The warrants may not be exercised in the United States, and the stock purchased may not be delivered to the United States unless first registered under the Securities Act or receive an available exemption from registration.

In conjunction with the acquisition of Systronix, the Company issued 2,000,000 cashless warrants as a finders fee. The terms of these warrants are the same as above, and expire in October 1997.

--------------------------------------------------------------------------------
                                                                       Page F-22

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes warrant activity (in thousands):


                                           Bank         Series S
                                         Lines of         Bond
                                          Credit        Placement        Other
                                          ------        ---------        -----
Balance, August 1, 1994                       133           --              100
Granted                                        20          2,400            100
Expired                                      --             --              (25)
                                          -------        -------        -------

Balance, July 31, 1995                        153          2,400            175
Granted                                      --             --           13,333
Expired                                      --             --             (175)
Exercised                                    (153)          --             --
Canceled                                     --             (220)          --
                                          -------        -------        -------

Balance, July 31, 1996                       --            2,180         13,333
Granted                                                                   2,000
Expired                                      --           (2,180)
                                          -------        -------        -------

Balance, July 31, 1997                       --             --           15,333
                                          =======        =======        =======


NOTE 13 - CONTINGENCIES

The Company has not yet reviewed its software and hardware components to ensure its computers and other associated systems are year 2000 compliant. Cost of compliance, if any, can not be estimated at this time.

In connection with the Company's default on its debt obligations to unsecured creditors, 19 of these creditors have brought independent lawsuits to various courts in California, Connecticut, North Carolina and New York in the aggregate amount of approximately $650,000. As of October 23, 1996, nine of the unsecured creditors have obtained judgments against the Company in the aggregate amount of approximately $450,000. The remaining suits are pending. In addition, four former officers of the Company have threatened actions against the Company for damages as a result of its failure to pay severance pay under certain employment contracts in the aggregate amount of $377,000.

The Company is also subject to other legal proceedings and claims that have arisen during the period of restructuring both its debt and operations. The ultimate resolution of these proceedings is not known, but the final outcomes are not expected to significantly influence the Company's current financial position.

--------------------------------------------------------------------------------
                                                                       Page F-23

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

 4.17(10) Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd.

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

10.13(1)       Codding Bank Revolving Line of Credit Promissory Note.

10.14(1) Letter Confirming Transfer of Solar Home to Earth Options Institute by Solar Electric Engineering, Inc. (dated December 9,
               1992).

10.15(1)*      Form of Stock Option Agreement under 1993 Employee and Consultant
               Stock Plan.

10.16(1)*      Form of  Solar  Electric  Engineering,  Inc.  1993  Employee  and
               Consultant Stock Plan.

10.17(1)*      Form of U.S. Electricar, Inc. 1994 Director Stock Option Plan.

10.18(1) Form of Solar Electric Engineering, Inc. Warrant Issued in Connection with 1992 Private Placement Offering.

10.19(1)       Compensation  Deferral  and  Debt  Conversion  Agreement  (Ted D.
               Morgan).

10.20(1)       Secured, Partially Nonrecourse Promissory Note (Ted D. Morgan).

10.21(1)       Pledge Agreement (Ted D. Morgan).

10.22(1)       Compensation   Deferral   and  Debt   Conversion   Agreement(John
               Billington).

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

10.50(1) Commercial Lease (dated November 7, 1992, between Daniel and Robbin Davis and Solar Electric Engineering, Inc.).

10.51(1) Sublease (dated March 16, 1994, between Custodis-Ecodyne, Inc. and U.S. Electricar, Inc.).

10.52(1) Sublease (dated March 16, 1994, between Custodis-Ecodyne, Inc. and U.S. Electricar, Inc.).

10.53(1) Standard Industrial Lease - Net (dated March 11, 1994 between U.S Electricar, Inc. and Dixie J. Walker and R. Ruth Waltenspeil).

                                  EXHIBIT INDEX


Exhibit No.    Description
================================================================================

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

10.65(1)       Loan Agreement: ITOCHU Corporation, dated June 9, 1994.

10.66(1) Convertible Subordinated Promissory Note: ITOCHU Corporation, dated June 10, 1994.

10.67(1)       Common Stock Purchase Agreement:  ITOCHU Corporation,  dated June
               9, 1994.

10.68(1)       Strategic Alliance Agreement:  ITOCHU Corporation,  dated June 9,
               1994.

10.69(1) Form of Settlement Agreement between U.S. Electricar, Inc. and Mark Neuhaus.

                                  EXHIBIT INDEX


Exhibit No.    Description
================================================================================

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

10.92(7) Form of Stock Purchase, Note and Debt Exchange Agreement dated January 2, 1996 between the Company and certain unsecured trade creditors.

10.93(8) Regulation S Common Stock Subscription Agreement dated May 1, 1996, with Gerlach & Co.

10.94(10)      Agreement  between  Hyundai  Motor  Company and U.S.  Electricar,
               Inc., Systronix Corporation, dated April 12, 1996

10.95(10)      Agreement for Purchase and Sale of Assets,  effective October 25,
               1996,  by  and  between  U.S.  Electricar,   Inc.  and  Systronix
               Corporation, and exhibits.

10.96(10)      U.S. Electricar 1996 Employee and Consultant Stock Option Plan.

10.97(9)       Agreement  for  the  Purchase  and  Sale  of  Assets,   effective
               September 5, 1996, by and between Industrial Electric Vehicles, Inc., U.S. Electricar, Inc., and Legend Electric Vehicles, Inc.

10.98(11)      Stock Purchase  Agreement and Technology  License Agreement dated
               February  27, 1997 by and  between the Company and Hyundai  Motor
               Company and Hyundai Electronics Industries Co., Ltd.

                                  EXHIBIT INDEX


Exhibit No.    Description
================================================================================

10.99(12)      Loan  Agreement  for $400,000  convertible  promissory  note with
               Fontal International, Ltd., dated April 30, 1997.

21(1)          Subsidiaries of the Registrant.

24             Power of Attorney (included on signature page)

27             Financial Data Schedule.



*              Indicates   management   contract   or   compensatory   plan   or
               arrangement.
(1) Incorporated by reference to identically numbered exhibits filed with the Registration Statement on Form 10 filed on November 29, 1994.
(2) Incorporated by reference to identically numbered exhibits filed with the Amendment No. 1 to Form 10 filed on January 27, 1995.
(3) Incorporated by reference to identically numbered exhibits filed with the Amendment No. 2 to Form 10 filed on February 28, 1995.
(4) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q filed on March 17, 1995.
(5) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q filed on June 14, 1995.
(6) Incorporated by reference to identically numbered exhibits filed with the Form 10-K for the year ended July 31, 1995, filed on October 30, 1995.
(7) Incorporated by reference to identically numbered exhibits filed with the Form 10-Q on March 18, 1996.
(8) Incorporated by reference to the identically numbered exhibit filed with the Form 10-Q filed on June 14, 1996.
(9) Incorporated by reference to Exhibit 10.87 filed with the Form 8-K filed on September 20, 1996.
(10) Incorporated by reference to the identically numbered exhibit filed with the Form 10-K filed on November 12, 1996.
(11) Incorporated by reference to the identically numbered exhibit filed with the Form 10-Q filed on March 14, 1997.

(12) Incorporated by reference to the identically numbered exhibit filed with the Form 10-Q filed on June 13, 1997.