Form 10-K/A
period 1997-07-31
US ELECTRICAR INC
filed 1997-12-01
CIK 922237

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

                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 23, 1997 was $5,110,000. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.085 per share, and the Series B Convertible Preferred Stock is deemed to have a market value of $0.57 per share, based on the average of the high bid and low ask prices of the Common Stock on October 23, 1997, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A Preferred Stock and Series B Convertible Preferred Stock on an as converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of October 23, 1997 was 151,205,668.

                                EXPLANATORY NOTE


         This Form 10-K/A constitutes Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1997, originally filed by the Registrant on October 29, 1997, and is being filed solely for the purpose of filing the information required by Part III (Items 10, 11, 12 and 13) to the Form 10-K.

                              U.S. ELECTRICAR, INC.


                                   FORM 10-K/A
                      AMENDMENT NO. 1 TO 1997 ANNUAL REPORT

                                TABLE OF CONTENTS

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                    4

Item 11. Executive Compensation                                                6

Item 12. Security Ownership of Certain Beneficial Owners and Management        9

Item 13. Certain Relationships and Related Transactions                       11


SIGNATURES                                                                    13

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the Directors and executive officers of the Company:

================================================================================
Name                                 Age             Position
--------------------------------------------------------------------------------
Carl D. Perry                        65              Chairman of the Board and
                                                     Chief Executive Officer
--------------------------------------------------------------------------------
Don Kang                             43              President, Chief Operating
                                                     Officer and Director
--------------------------------------------------------------------------------
Malcolm R. Currie, Ph.D. (1)         70              Director
--------------------------------------------------------------------------------
James S. Miller (1)                  62              Director
--------------------------------------------------------------------------------
Edwin O. Riddell (2)                 55              Director
--------------------------------------------------------------------------------
David A. Ishag (1) (2)               30              Director
--------------------------------------------------------------------------------
Donald H. Dreyer                     61              Director
================================================================================

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.


         Carl D. Perry, Chairman of the Board and Chief Executive Officer. Mr. Perry served as a Director and as an Executive Vice President of the Company from July 1993 until November 1997. In November 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company. Prior to joining the Company, he was an international aerospace and finanancial consultant, from 1989 to July 1993. From 1984 until 1988, Mr. Perry served as Executive Vice President of Canadair Ltd., Canada's largest aerospace corporation, where he conducted strategic planning, worldwide marketing, and international joint ventures. From 1979 to 1983, Mr. Perry served as Executive Vice President of the Howard Hughes Summa Corporation's Helicopter Company, now known as McDonnell Douglas Helicopters, where he was responsible for general management, worldwide business development, and international operations.

         Don C. Kang, President, Chief Operating Officer and Director. Mr. Kang was elected as a Director of the Company in November 1997. Mr. Kang joined the Company as Vice President of Engineering in October 1996, when the Company acquired Systronix Corporation. From 1994 to October 1996, Mr. Kang served as the President of Systronix Corporation. From 1979 to 1990, Mr. Kang served in several capacities with Hughes Aircraft Company, including Technical Manager. From 1990 to 1994, Mr. Kang served as Project Manager of Hughes Power Control Systems.

         Malcolm R. Currie, Ph.D., Director. Dr. Currie has served as a Director of the Company since March 1995. Since 1994, he has served as Chairman of Electric Bicycle Co., a developer of electric bicycles. From 1986 until July 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co.

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

         David A. Ishag, Director. Mr. Ishag was elected a Director of the Company in September 1995. In 1994, Mr. Ishag founded, and continues as a general partner of the firm Hirsch & Cie, an external financial advisor to Union Bancaire Privee (CGI-TDB) in Geneva, Switzerland, where his principal activities are private banking and asset allocation. From 1991 to 1994, Mr. Ishag conducted asset management and general banking duties for the Republic National Bank of New York (Geneva), and also had marketing responsibility for building clientele portfolios. From 1988 to 1991, Mr. Ishag was associated with European Investments & Development Group PLC, a London property investment company, acting as a Director of portfolio management. From 1986 to 1988, Mr. Ishag was with Barclays de Zoete Wedd Ltd., a graduate banking program, working with mergers and acquisitions in the Corporate Finance department.

         Donald H. Dreyer. Mr. Dreyer was elected a Director of the Company in January 1997. Mr. Dreyer is President and CEO of Dreyer & Company, Inc., a consultancy in credit, accounts receivable and insolvency services, which was established in 1990. Mr. Dreyer has served as Chairman of the Board of Credit Managers Association of California during the 1994 to 1995 term and continues to serve as a member of the Advisory Committee of that organization. Mr. Dreyer is currently the co-Chair of the Creditors Committees' Subcommittee of the American Bankruptcy Institute and is a member of the Western Advisory Committee of Dun & Bradstreet, Inc.

Relationships Among Directors or Executive Officers

         There are no family relationships among any of the Directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's Directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of the Company's Common Stock to the Securities and Exchange Commission ("SEC"). Copies of these reports are also required to be delivered to the Company.

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 1997, all Reporting Persons complied with all applicable filing requirements.

Item 11.     Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation earned by the Company's
Chief Executive Officer and former Chief Executive Officer, and each of the other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for the years ended July 31, 1997, 1996 and 1995 (collectively, the "Named Executive Officers"):

                                 Summary Compensation Table

Name and Principal Position                                   Annual Compensation
---------------------------             --------------------------------------------------------
                                                                                Long-Term
                                                                                ---------
                                        Year                               Compensation Awards
                                        ----                              ----------------------
                                                                                Securities
                                                                                Underlying
                                                    Salary      Bonus          Options/SARs
                                                      ($)        ($)               (#)
                                                    ------      -----          ------------

Roy Y. Kusumoto(1)                      1997        50,000       --                --
Former Chief Executive Officer          1996        50,000       --                --
  and President                         1995        13,461       --           10,002,000(2)


Carl D. Perry(3)                        1997        75,000       --                --
Chief Executive Officer                 1996        75,000       --                --
                                        1995        75,000       --                --

-----------------------------
(1) Mr. Kusumoto became Chief Executive Officer of the Company in April 1995 and ceased to be a Director or officer of the Company in November 1997. Salary in 1995 was paid for the period from April 17, 1995 through July 31, 1995.

(2) 2,000 of such options were granted to Mr. Kusumoto in his capacity as a nonemployee Director under the 1994 Director Stock Option Plan prior to his appointment as an officer of the Company in April 1995.

(3) Mr. Perry was elected as Chief Executive Officer in November 1997. Amounts paid to Mr. Perry for all periods shown were paid to Mr. Perry as an Executive Vice President of the Company. Mr. Perry's current salary is $50,000 per year.

                                               6

Option/SAR Grants

         No grants of stock options or stock appreciation rights ("SARs") were made during fiscal 1997 to the Named Executive Officers.

Option Exercises and Option Values

         The following table sets forth information concerning option exercises during 1997, and the aggregate value of unexercised options as of July 31, 1997, held by each of the Named Executive Officers:

                                             Aggregated Option/SAR Exercises in 1997
                                                and Option Values at July 31, 1997

                                                             Number of Securities
                                 Aggregate                  Underlying Unexercised           Value of Unexercised
                                Option/SAR                      Options/SARs at             In-the-Money Options at
                             Exercises in 1997                   July 31, 1997                 July 31, 1997 (1)
                             -----------------              ----------------------          ------------------------

                           Shares         Value
                        Acquired on      Realized
Name                    Exercise (#)        ($)          Exercisable   Unexercisable       Exercisable    Unexercisable
----                    -----------      -------         -----------   -------------       -----------    -------------

Roy Y. Kusumoto              --             --            2,002,000    8,000,000 (2)          $ --             $ --

Carl D. Perry                --             --              852,000      348,000              $ --             $ --

-----------------------------
(1) Calculated on the basis of the average of the high bid and low ask prices of the Common Stock on July 31, 1997 of $0.265 per share, minus the exercise price.

(2) 2,000,000 options and 2,000,000 stock appreciation rights will become exercisable at such time as the Company has achieved two consecutive quarters of profitability and has reported such financial results on quarterly reports filed with the Securities and Exchange Commission on Form 10-Q or Form 10-K, if applicable (the "Date of Vesting"). An additional 2,000,000 options and 2,000,000 stock appreciation rights will become exercisable on the first anniversary of the Date of Vesting, provided that Mr. Kusumoto was the Chief Executive Officer of the Company at such time.


Compensation of Directors

         Directors of the Company do not receive any compensation for their services as Directors. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

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

         The exercise price of all stock options granted under the Director Option Plan is equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Fair Market Value is defined under the Director Option Plan as the average of the bid and asked prices of the Common Stock in the over-the-counter market on the date of grant, as reported by the National Association of Securities Dealers Automated Quotation System.

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

         As of November 18, 1997, 20,000 options had been granted and remained outstanding under the Director Option Plan.

Employment Agreements

         Carl Perry, Chairman of the Board and Chief Executive Officer, had an employment agreement pursuant to which he served as an Executive Vice President of the Company, which employment agreement ended on December 31, 1996. Mr. Perry continues as an "at will" employee with the Company.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Dr. Currie, as Chairman, and Messrs. Miller and Ishag, each of whom served as members of the Compensation Committee during all of fiscal 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's stock as of October 31, 1997, (i) by each person (or group of affiliated persons) who is known by the Company to own beneficially more than 5% of each class of the Company's stock, (ii) by each of the Company's
Directors, (iii) by each of the Company's Named Executive Officers listed in the Summary Compensation Table above, and (v) by the Company's Directors and executive officers as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of stock beneficially owned by them.

 --------------------------------------------------------------------------------------------------------------------------

 5% Shareholders, Directors, Officers                     Common Shares    Percentage of Common Shares              Voting
 and Directors and Officers as a Group           Beneficially Owned (1)         Beneficially Owned (2)      Percentage (3)

 --------------------------------------------------------------------------------------------------------------------------

 Itochu Corporation                                      51,789,122 (4)                         31.29%              29.08%
 2-5-1, Kita-Aoyama 2-chome,
 Minato-ku, Tokyo
 107-77, Japan

 --------------------------------------------------------------------------------------------------------------------------

 Gerlach & Co.                                               10,731,507                          7.10%               6.55%
 c/o Citibank N.A.
 111 Wall Street, 8th Floor
 New York, NY  10043

 --------------------------------------------------------------------------------------------------------------------------

 Citibank N.A.                                               43,508,314                         28.77%              26.57%
 111 Wall Street, 8th Floor
 New York, NY  10043

 --------------------------------------------------------------------------------------------------------------------------

 Fontal International Ltd.                                13,499,999(5)                          8.20%               7.62%
 9 Quai des Bergues
 Geneva, Switzerland

 --------------------------------------------------------------------------------------------------------------------------

 Hyundai Motor Company                                        8,400,000                          5.56%               5.13%
 140-2 Kye-Dong, Chongro-Ku
 Seoul, 110-793 Korea

 --------------------------------------------------------------------------------------------------------------------------

 Hyundai Electronics Industries                               3,600,000                          2.38%               2.20%
 San 136-1, Ami-ri, Bubal-eub, Ichon-si
 Kyoungki-do, 467-701 Korea

 --------------------------------------------------------------------------------------------------------------------------

 Roy Y. Kusumoto                                          2,002,000 (6)                          1.31%               1.21%

 --------------------------------------------------------------------------------------------------------------------------


 --------------------------------------------------------------------------------------------------------------------------

 5% Shareholders, Directors, Officers                     Common Shares    Percentage of Common Shares              Voting
 and Directors and Officers as a Group           Beneficially Owned (1)         Beneficially Owned (2)      Percentage (3)

 --------------------------------------------------------------------------------------------------------------------------

 James S. Miller                                            111,459 (7)                              *                   *

 --------------------------------------------------------------------------------------------------------------------------

 Carl D. Perry                                              912,500 (8)                              *                   *

 --------------------------------------------------------------------------------------------------------------------------

 Malcolm R. Currie                                            3,000 (9)                              *                   *

 --------------------------------------------------------------------------------------------------------------------------

 Edwin O. Riddell                                            3,000 (10)                              *                   *

 --------------------------------------------------------------------------------------------------------------------------

 Don C. Kang                                              3,126,667(11)                          2.03%               1.87%

 --------------------------------------------------------------------------------------------------------------------------

 David A. Ishag                                              1,000 (12)                              *                   *

 --------------------------------------------------------------------------------------------------------------------------

 Donald H. Dreyer                                                     0                              *                   *


 --------------------------------------------------------------------------------------------------------------------------

 All Directors and executive officers                   10,378,626 (13)                          6.42%               5.96%
 as a group (11 persons)

 --------------------------------------------------------------------------------------------------------------------------

*      Indicates less than 1%

(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after October 31, 1997.

(2) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder;
       (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty
       (60) days after October 31, 1997.

(3) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding; (iii) the total Series B Preferred Stock outstanding; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after October 31, 1997. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders.

(4) Includes 14,333,333 shares of Common Stock issuable upon conversion of convertible debt in the amount of $4,300,000 plus accrued interest, at a conversion price of $0.30 per share.
                                       10


(5) Includes (i) 2,666,667 shares of Common Stock issuable upon conversion of convertible debt in the amount of $800,000 plus accrued interest, at a conversion price of $0.30 per share, and (ii) 10,833,332 shares of Common Stock issuable pursuant to warrants.


(6) Includes (i) 2,000,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.40 per share; (ii) 1,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $2.97 per share; and (iii) 1,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $6.67 per share.

(7) Includes 10,000 shares of Common Stock issuable pursuant to stock options. Excludes 20,894 shares of Common Stock held in an irrevocable trust for Mr. Miller's son, as to which Mr. Miller has no voting or investment power; Mr. Miller disclaims beneficial ownership of such shares.

(8) Includes 912,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.30 per share.

(9) Includes 3,000 shares of Common Stock issuable pursuant to stock options. Dr. Currie has declined acceptance of these options.

(10)   Includes 3,000 shares of Common Stock issuable pursuant to stock options.

(11) Includes 3,126,667 shares of Common Stock issuable pursuant to stock options.

(12)   Includes 1,000 shares of Common Stock issuable pursuant to stock options.

(13) Includes 10,257,667 shares of Common Stock issuable pursuant to stock options exercisable at prices ranging from $0.30 to $6.67 per share.


Item 13.     Certain Relationships and Related Transactions

         The following are certain transactions entered into between the Company and its officers, directors and principal shareholders and their affiliates since August 1, 1996.

Transactions with Secured Creditors and Others:

Gerlach & Co.

         As of August 1996, Gerlach & Co., a principal shareholder of the Company, held $3,000,000 in principal amount of Series S Secured Convertible Bonds ("Series S Bonds"). The Series S Bonds were convertible at the election of either Gerlach & Co. or Itochu Corporation ("Itochu") into shares of Common Stock at a conversion price of $0.30 per share and had a maturity date of March 1997. In March 1997, the Series S Bonds and $219,000 of accrued interest were converted into 10,732,000 shares of common stock at $0.30 per share, at the election of Itochu.

Itochu Corporation

         As of August 1996, there was $3,000,000 of debt outstanding to Itochu, a principal shareholder of the Company, pursuant to a Supplemental Loan Agreement. The debt is convertible at the election of Itochu at any time, or automatically upon the occurrence of certain events, into shares of Common Stock at a conversion rate of $0.30 per share. The debt is secured by all of the assets of the Company. The maturity date of the debt was April 1997. In April 1997, the maturity date was extended to April 1998.

         During the period from October 1996 to November 1996, the Company borrowed $472,404 from Itochu under several short term convertible promissory notes. During this same period, convertible promissory notes in the amount of $322,404 were repaid, leaving convertible promissory notes payable in the amount of $150,000.

         During the period from December 1996 to February 1997, the Company borrowed $1,300,000 from Itochu under a Supplemental Loan Agreement the terms of which include the interest rate of 10% per annum, is due in December 1997 and is convertible into the Common Stock of the Company at $0.30 per share.

Fontal International, Ltd. ("Fontal")

         In May 1996, the Company issued 8,333,332 warrants to Fontal in exchange for services performed. The warrants are exercisable at $0.30 per share for an equal number of shares of Common Stock, and originally were to expire on May 1, 1997; however, the Company has agreed to extend the term of these warrants. If the market value of the Common Stock of the Company is equal to or greater than $0.60 per share on the date of exercise, and if the average trading volume was in excess of 100,000 shares per day for the preceding 20 trading days, the warrants may be exercised without payment of cash. The warrants may not be exercised in the United States, and the stock purchased may not be delivered to the United States unless first registered under the Securities Act or receive an available exemption from registration. In October 1996, an additional 2,000,000 cashless warrants, exercisable at $0.30 per share were issued to Fontal pursuant to a finders fee relating to the acquisition of Systronix Corporation.

         In August 1996, the Company issued 1,000,000 unregistered shares of Common Stock to Fontal at a price of $0.30 per share, pursuant to a Regulation S Subscription Agreement, and received proceeds of $300,000. In October 1996, the Company issued 1,666,667 unregistered shares of Common Stock to Fontal at a price of $0.30 per share, also pursuant to a Regulation S Subscription Agreement. The shares were issued to convert a $500,000 convertible note assumed as part of the acquisition of Systronix Corporation. The Company also assumed a $300,000 promissory note as part of this acquisition.

         During the period from August 1996 to April 1997, $1,350,000 was received from Fontal for the issuance of unsecured convertible bonds. In connection with the acquisition of Systronix Corporation in October 1996, the Company assumed $800,000 of unsecured convertible debt to Fontal. During 1997, $300,000 in equity was reclassified as unsecured convertible debt to Fontal. Repayments were made to Fontal on the convertible bonds in the amount of $1,150,000, and $500,000 of the assumed debt was converted to common stock at the rate of $0.30 per share. The outstanding amount of unsecured convertible bonds held by Fontal at the end of 1997 was $800,000.

         The Company believes that the transactions described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The above referenced transactions were approved by a majority of the disinterested members of the Board of Directors. All future transactions between the Company and its officers directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including, where appropriate, a majority of the disinterested, nonemployee directors on the Board of Directors, and, where appropriate, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 1997.

U.S. ELECTRICAR, INC.

By:  /s/ Carl D. Perry
     ----------------------------------
     Carl D. Perry, Chief Executive Officer and Chairman of the Board


By:  /s/ Barrett R. Woodruff
     ----------------------------------
     Barrett R. Woodruff, Chief Financial Officer and
     Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                               Title                                         Date
---------                               -----                                         ----

/s/ Carl D.Perry                        Chief Executive Officer and Chairman          November 21, 1997
------------------------                of the Board (Principal Executive             -----------------
Carl D. Perry                           Officer)

/s/ Don C. Kang                         President, Chief Operating Officer            November 21, 1997
------------------------                and Director                                  -----------------
Don C. Kang

/s/ James S. Miller                     Director                                      November 21, 1997
------------------------                                                              -----------------
James S. Miller


                                        Director
------------------------                                                              -----------------
Malcolm R. Currie, Ph.D.


                                        Director
------------------------                                                              -----------------
Edwin O. Riddell

/s/ David A. Ishag                      Director                                      November 21, 1997
------------------------                                                              -----------------
David A. Ishag

/s/ Donald H. Dreyer                    Director                                      November 21, 1997
------------------------                                                              -----------------
Donald H. Dreyer