Form 10-Q
period 1997-10-31
US ELECTRICAR INC
filed 1997-12-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(_x_)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 31, 1997

         or

(___)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ___________ To ___________.


                           Commission File No. 0-25184

                              U.S. ELECTRICAR, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                      95-3056150
          ----------                                      ----------
(State of other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                        5 Thomas Mellon Circle, Suite 254
                        ---------------------------------
                             San Francisco, CA 94134
                             -----------------------
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether he registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of December 10, 1997, there were 151,205,668 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.

                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited) .........................  3

                  Consolidated Balance Sheets:
                  October  31, 1997 and July 31, 1997 ......................  3

                  Consolidated Statements of Operations:
                  Three months ended October 31, 1997 and 1996 .............  4

                  Consolidated Statements of Cash Flows:
                  Three months ended October 31, 1997 and 1996 .............  5

                  Notes to Consolidated Financial Statements:
                  for the Three months ended October 31, 1997 and 1996 .....  7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  10


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings ........................................  14
Item 2.           Changes in Securities ....................................  14
Item 3.           Defaults upon Senior Securities ..........................  14
Item 4.           Submission of Matters to a Vote of Security Holders ......  14
Item 5.           Other Information ........................................  14
Item 6.           Exhibits and Reports on Form 8-K .........................  14


SIGNATURES..................................................................  15

EXHIBIT INDEX...............................................................  16

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         As of             As of
                                                                                                   October 31, 1997    July 31, 1997
                                                                                                   ----------------    -------------
ASSETS                                                                                                 (Unaudited)
CURRENT ASSETS:
        Cash                                                                                             $    154          $    333
        Accounts receivable, net of allowances of $115 and $115                                               586               829
        Inventory                                                                                           1,819             1,812
        Prepaids and other current assets                                                                     225               258
                                                                                                         --------          --------
               Total Current Assets                                                                         2,784             3,232

PROPERTY, PLANT AND EQUIPMENT - NET                                                                         1,009             1,099
OTHER ASSETS                                                                                                  181               182
                                                                                                         --------          --------
TOTAL ASSETS                                                                                             $  3,974          $  4,513
                                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                                 $  2,484          $  2,335
        Accrued payroll and related expense                                                                   763               634
        Accrued warranty expense                                                                              556               564
        Reserve for lease obligations                                                                          21                28
        Accrued Interest                                                                                      759               598
        Other accrued expenses                                                                                248               337
        Customer deposits and deferred revenue                                                                187                44
        Current maturities of obligations under capital lease                                                 193               209
        Bonds and notes payable                                                                             5,220             5,220
                                                                                                         --------          --------
               Total Current Liabilities                                                                   10,431             9,969

LONG TERM DEBT                                                                                              3,639             3,639
SHAREHOLDERS' (DEFICIT):
        Series A preferred stock - No par value; 30,000,000 shares authorized;
        3,621,000 shares issued and outstanding at 10/31/97 and 7/31/97                                    2,543              2,543
        Series B preferred stock - No par value; 5,000,000 shares authorized;
        1,340,000 shares issued and outstanding at 10/31/97 and 7/31/97                                     2,682             2,682
        Stock notes receivable                                                                             (1,172)           (1,149)
        Common Stock - No par value; 300,000,000 shares authorized; 151,206,000
        and 151,068,000 shares issued and outstanding at 10/31/97 and 7/31/97                              68,354            68,354
        Accumulated deficit                                                                               (82,503)          (81,525)
                                                                                                         --------          --------
               Total Shareholders' (Deficit)                                                              (10,096)           (9,095)
                                                                                                         --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                            $  3,974          $  4,513
                                                                                                         ========          ========

Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
-------------------------------------------------------------------------------

                                                 Three Months Ended October 31,
                                                 ------------------------------
                                                     1997              1996
                                                 -------------    -------------

NET SALES                                        $         640    $         527

COST OF SALES                                              534              763
                                                 -------------    -------------
GROSS MARGIN                                               106             (236)
                                                 -------------    -------------

OTHER COSTS AND EXPENSES:
      Research & development                               141              166
      Selling, general & administrative                    782              600
      Interest and financing fees                          161               39
      Acquisition of research company                        0            1,630
                                                 -------------    -------------
           Total other costs and expenses                1,084            2,435
                                                 -------------    -------------

NET LOSS                                         $        (978)   $      (2,671)
                                                 =============    =============
NET LOSS PER COMMON SHARE                        $      (0.006)   $      (0.022)
                                                 =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        151,182,678      121,421,529

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Three Months Ended October 31
                                                                                                      -----------------------------
                                                                                                         1997                1996
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $  (978)             $(2,671)

 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                             95                  164
  Provision to reduce inventory values                                                                      13                    5
  Purchase of a research company                                                                             0                1,630
  Interest income on stock notes receivable                                                                (23)                 (19)
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                  243                 (280)
      Inventory                                                                                            (20)                 201
      Prepaids and other assets                                                                             33                   94
      Accounts payable and accrued expenses                                                                335                   76
      Customer deposits and deferred revenue                                                               143                   29
                                                                                                       -------              -------
               Net cash used by operating activities                                                      (159)                (771)
                                                                                                       -------              -------

INVESTING:
 Repayments on advances to Systronix Corporation                                                             0                  209
 Purchases of property, plant and equipment, net of disposals                                               (4)                   0
                                                                                                       -------              -------
               Net cash provided (used) by investing activities                                             (4)                 209
                                                                                                       -------              -------

FINANCING:
 Payments on notes payable                                                                                   0                 (172)
 Payments on capital leases                                                                                (16)                   0
 Borrowings on notes payable                                                                                 0                  472
 Proceeds from issuance of common stock                                                                      0                  300
                                                                                                       -------              -------
               Net cash provided (used) by financing activities                                            (16)                 600
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                           (179)                  38

CASH AND EQUIVALENTS:

 Beginning of period                                                                                       333                   13
                                                                                                       -------              -------

 End of period                                                                                         $   154              $    51
                                                                                                       =======              =======

U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                        Three Months Ended October 31,
                                                                                   ----------------------------------------
                                                                                         1997                     1996
                                                                                   ----------------         ---------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                                  --                  $       140
  Conversion of convertible notes to common stock                                         --                          500
  Assumption of notes payable in connection with acquisition                              --                          800
  Note issued in connection with acquisition                                              --                          830
  Note assumed by buyer in connection with divestiture                                    --                       (1,013)
  Conversion of accrued interest to notes payable                                         --                          147
  Decrease in accounts receivable from divestiture of IEV                                 --                          365
  Decrease in inventory from divestiture of IEV                                           --                          470
  Decrease in accounts payable and accrued expenses from
           divestiture of IEV                                                             --                         (172)
  Increase in inventory from acquisition of Systronix Corporation                         --                         (499)
  Increase in prepaids from acquisition of Systronix                                      --                          (94)
  Increase in inventory from accounts payable and accrued
           expenses from acquisition of Systronix                                         --                         (361)
  Increase in customer deposits from acquisition of Systronix                             --                          135



                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Three Months Ended October 31, 1997 and 1996

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 1997 and the interim results of operations and cash flows for the three month periods ended October 31, 1997 and 1996. The balance sheet at July 31, 1997, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1997 and October 31, 1997 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1997, and the projected impact of certain economic, marketing and business factors. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended July 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended July 31, 1997, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three months ended October 31, 1997 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $.006 currently reflected in the financial statements, would be insignificant and, therefore, has not been calculated.

The results of operations for the three month period presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $81,525,000 at July 31, 1997 and $82,503,000 at October 31, 1997. A substantial portion of the losses are attributable to research, development and other start-up costs associated with the Company's focus on the development and manufacture of electric vehicles, including electric powered buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1997, the Company obtained approximately $23 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. No new cash was obtained through financial activities during the three months ended October 31, 1997.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. In March, 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. The Company received $1,850,000 in cash and the remaining $150,000 is to be received over 6 years.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                    October 31, 1997              July 31, 1997
                                    ----------------              -------------
                                      (unaudited)

Finished Goods                          $  614                        $  667
Work-in-process                            445                           375
Raw materials                            1,065                         1,062
Valuation adjustment                      (305)                         (292)
                                        ------                        ------
                                        $1,819                        $1,812
                                        ======                        ======

                                           U.S. ELECTRICAR, INC. AND SUBSIDIARIES

                                         NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                                                     October 31, 1997           July 31, 1997
                                                                                     ----------------           -------------

Convertible  secured  notes  under a  Supplemental  Loan  Agreement  with ITOCHU
Corporation;  interest at 10%, principal and interest due April 1998, secured by
the personal property of the parent company.                                              $3,000                   $3,000

Secured promissory note - Credit Managers  Association of California ("CMAC") as
exclusive  agent for  Qualified  Creditors;  interest at 3%, with  principal and interest  due April 1999;  secured  with an  interest  in a sinking  fund escrow consisting of 10% of any financing received  subsequent to April 1996; the Board
of  Directors  may waive the  sinking fund set aside on a  case-by-case basis                307                      307

Secured subordinated promissory note - CMAC as exclusive agent for Non-Qualified
Creditors;  interest at 3% for the first 5 years, 6% for years 6 and 7, and then at prime plus 3%  through  date of  maturity;  interest  payments  are made upon payment of principal,  with principal and interest due no later than April 2016;
secured with an interest in a sinking  fund escrow as noted  above;  payments on this note are  subordinated  to payment  in full on all  principal  and  accrued
interest owed on the above 3-year non-qualified and qualified notes                        3,332                    3,332

Convertible secured promissory note payable to Itochu  Corporation;  interest at
10%, due December 1997; convertible into common stock at $0.30 per share.                  1,300                    1,300


Convertible  promissory note payable to Fontal International,  Ltd.; interest at
10%, due July, 1997; convertible into common stock at $0.30 per share.                       800                      800

Other                                                                                        120                      120
                                                                                          ------                   ------
                                                                                           8,859                    8,859
Less current maturities                                                                    5,220                    5,220
                                                                                          ------                   ------
                                                                                          $3,639                   $3,639
                                                                                          ======                   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this report, with the exception of the historical information presented, incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed in the report under the heading "Certain Factors That May Affect Future Results", as reported by the Company in the Form 10-K filed with the Commission on October 29, 1997.

GENERAL

U.S. Electricar, Inc. and Subsidiaries (the "Company") develops, converts, assembles, manufactures and distributes battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. The Company's efforts relating to the converted vehicle program consist primarily of selling off the existing inventory. The Company's fiscal year ends July 31. All year references refer to fiscal years.

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

The Company also acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix) on October 25, 1996, for stock, a note and cash.

In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. The Company received $1,850,000 in cash and the remaining $150,000 is to be received over 6 years.

During the three months ended October 31, 1997, the Company has continued to concentrate on the reduction of operating costs. Headcount was further reduced in the quarter, so that the Company had 45 employees as of October 31, 1997.


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

During the three months ended October 31, 1997, the Company spent $159,000 in cash on operating activities to fund the net loss of $978,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $243,000. Inventory increased by $7,000.

The operations of the Company during the three months ended October 31, 1997 were financed primarily by the funds received in prior periods. There was no new debt or equity financing in the quarter.

IF THE COMPANY IS UNABLE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1998. AS OF DECEMBER 10, 1997, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL, AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales increased $113,000, or 21%, in the first quarter of 1998 from the first quarter of 1997. The increase in sales was attributed primarily to engineering contracts for various development contracts with Hyundai Motor Company , Hyundai Electronics Industries and various state and federal agencies. These sales, collectively, represented $567,000 in sales for the first quarter of 1998. Sales of converted sedans and light trucks declined from 12 vehicles in the first quarter of 1997 to only one vehicle in the first quarter of 1998 as this program winds down to an eventual termination.

Cost of sales as a percent of sales decreased to 83% in the first quarter of 1998 from 145% in the first quarter of 1997. The lower level of sales of converted sedans and light trucks helped to lower the cost of sales relative to sales. Efforts to reduce manufacturing overhead continue, with reductions in manufacturing headcount and consolidation of facilities.

Research and development expense decreased in the first quarter of 1998 by $25,000, or 15%, from the first quarter of 1997. The Company has reduced its technical staff and curtailed purchasing engineering services in order to keep costs down.

Selling, general and administrative expense increased $182,000, or 30% in the first quarter of 1998. This was primarily due to the additional overhead and program administration associated with the drive train engineering, which was formerly Systronix Corporation. In the first quarter of 1997, the operating results of Systronix Corporation were consolidated with the Company only for the last six days of October. Legal expenses relating to the defense of shareholder and other lawsuits were also significant in the first three months of 1998.

Interest and financing fees in the first quarter of 1998 increased $122,000 or 313%, from the first quarter of 1997. Interest expenses were underaccrued in the first quarter of 1997 and adjusted in the second quarter of 1997.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses, and the acquisition of a research company in 1997, the net loss of $978,000 in the first quarter of 1998 decreased $1,693,000, or 63% from the first quarter of 1997. In the first quarter of 1997, the Company expensed $1,630,000 in research and development costs associated with the acquisition of Systronix Corporation. This was a non-recurring expense.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Future trends for the Company's revenue and profitability remain difficult to predict. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. In addition, as previously disclosed in the Form 10-K, the Company's financial condition remains extremely precarious. The following discussion highlights certain of these risks.

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $82,503,000 at October 31, 1997. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of December 10, 1997, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company had substantial net losses of $4,535,000, $9,354,000 and $37,565,000, respectively on sales of $4,484,000, $4,209,000 and $11,625,000, respectively, and a net loss of $978,000 for the three months ended October 31, 1997.

Nature of Industry. The electric vehicle ("EV") industry is in its infancy. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting vehicles, (b) the environmental conciousness of customers and (c) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings:

                  On June 23, 1997, fourteen shareholders and former shareholders of the Company filed a lawsuit in a federal district court in California, alleging violations of the securities laws and asserting eleven federal and state law claims. On September 29, 1997, the district court dismissed all of the claims asserted in the plaintiffs' complaint, but allowed leave to amend with respect to all but one of the claims. On October 20, 1997, the plaintiffs filed an amended complaint which added several additional shareholders and asserted nine federal and state law claims. Defense counsel has filed a second motion to dismiss, which has been scheduled for hearing in January 1998.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of December 10, 1997, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of December 10, 1997, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  None

Item 5.           Other Information:

                  On November 18, 1997, Roy Y. Kusumoto resigned as Chairman and President of the Company and from the Board of Directors. Also on November 18, 1997, Carl D. Perry was elected Chief Executive Officer and Chairman of the Board, and Don C. Kang was appointed as a Director and was elected President and Chief Operating Officer.

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 10, 1997.

U.S. ELECTRICAR, INC.
(Registrant)

                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By:      Carl D. Perry, Chief Executive Officer
         (Principal executive officer)

                  /s/ Barrett R. Woodruff
--------------------------------------------------------------------------------
By:      Barrett R. Woodruff, Acting Chief Financial Officer
         (Principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.                Description                                  Page No.
--------------------------------------------------------------------------------

27                         Financial Data Schedule                         17