Form 10-Q
period 1998-01-31
US ELECTRICAR INC
filed 1998-03-17
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended January 31, 1998

     or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____________ To ____________.


                           Commission File No. 0-25184

                              U.S. ELECTRICAR, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                    95-3056150
           ----------                                    ----------
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                           19850 South Magellan Drive
                               Torrance, CA 90502
             ----------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of March 10, 1998, there were 151,205,668 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited) ..............................  3

          Consolidated Balance Sheets:
          January 31, 1998 and July 31, 1997 ............................  3

          Consolidated Statements of Operations:
          Three and Six months ended January 31, 1998 and 1997 ..........  4

          Consolidated Statements of Cash Flows:
          Six months ended January 31, 1998 and 1997 ....................  5

          Notes to Consolidated Financial Statements:
          for the Three and Six months ended January 31, 1998 and 1997 ..  7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................... 10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ............................................. 15
Item 2.   Changes in Securities ......................................... 15
Item 3.   Defaults upon Senior Securities ............................... 15
Item 4.   Submission of Matters to a Vote of Security Holders ........... 15
Item 5.   Other Information ............................................. 16
Item 6.   Exhibits and Reports on Form 8-K .............................. 16


SIGNATURE ............................................................... 17

EXHIBIT INDEX ........................................................... 18

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
====================================================================================================================================

                                                                                                           As of            As of
                                                                                                    January 31, 1998   July 31, 1997
                                                                                                    ----------------   -------------
ASSETS                                                                                                  (Unaudited)

CURRENT ASSETS:
        Cash                                                                                             $     88          $    333
        Accounts receivable, net of allowances of $115 and $115                                               464               829
        Inventory                                                                                             991             1,812
        Prepaids and other current assets                                                                     115               258
                                                                                                         --------          --------
                Total Current Assets                                                                        1,658             3,232

PROPERTY, PLANT AND EQUIPMENT - NET                                                                           458             1,099
OTHER ASSETS                                                                                                  180               182
                                                                                                         --------          --------
TOTAL ASSETS                                                                                             $  2,296          $  4,513
                                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                                 $  2,655          $  2,335
        Accrued payroll and related expense                                                                   663               634
        Accrued warranty expense                                                                              539               564
        Reserve for lease obligations                                                                           0                28
        Accrued Interest                                                                                      918               598
        Other accrued expenses                                                                                251               337
        Customer deposits and deferred revenue                                                                138                44
        Current maturities of obligations under capital lease                                                   0               209
        Bonds and notes payable                                                                             5,420             5,220
                                                                                                         --------          --------
                Total Current Liabilities                                                                  10,584             9,969

LONG TERM DEBT                                                                                              3,639             3,639

SHAREHOLDERS' (DEFICIT):
        Series A preferred stock - No par value; 30,000,000 shares authorized;
        3,621,000 shares issued and outstanding at 1/31/98 and 7/31/97                                      2,543             2,543
        Series B preferred stock - No par value; 5,000,000 shares authorized;
        1,340,000 shares issued and outstanding at 1/31/98 and 7/31/97                                      2,682             2,682
        Stock notes receivable                                                                             (1,194)           (1,149)
        Common Stock - No par value; 300,000,000 shares authorized; 151,206,000
        and 151,068,000 shares issued and outstanding at 1/31/98 and 7/31/97                               68,354            68,354
        Accumulated deficit                                                                               (84,312)          (81,525)
                                                                                                         --------          --------
                Total Shareholders' (Deficit)                                                             (11,927)           (9,095)
                                                                                                         --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                            $  2,296          $  4,513
                                                                                                         ========          ========

Note:  The  balance  sheet at July 31,  1997 has been  derived  from the audited
financial  statements  at  that  date.  See  notes  to  consolidated   financial
statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
====================================================================================================================================

                                                           Three Months Ended January 31,           Six Months Ended January 31,
                                                          ---------------------------------       ---------------------------------
                                                               1998               1997                 1998                1997
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $         360       $         371       $       1,000       $         898

COST OF SALES                                                     1,171                 649               1,705               1,412
                                                          -------------       -------------       -------------       -------------

GROSS MARGIN                                                       (811)               (278)               (705)               (514)
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
        Research & development                                       69                 467                 210                 633
        Selling, general & administrative                           770                 887               1,552               1,487
        Interest and financing fees                                 159                 373                 320                 412
        Acquisition of a research company                                                                                     1,630
                                                          -------------       -------------       -------------       -------------
             Total other costs and expenses                         998               1,727               2,082               4,162
                                                          -------------       -------------       -------------       -------------
NET LOSS                                                  $      (1,809)      $      (2,005)      $      (2,787)      $      (4,676)
                                                          =============       =============       =============       =============
NET LOSS PER COMMON SHARE                                 $      (0.012)      $      (0.016)      $      (0.018)      $      (0.038)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 151,205,668         126,196,062         151,194,173         123,725,462

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
================================================================================

                                                     Six Months Ended January 31
                                                     ---------------------------
                                                           1998        1997
                                                          -------     -------
OPERATIONS
Net loss                                                  $(2,787)    $(2,671)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                               137         164
  Provision to reduce inventory values                        734           5
  Loss on disposal of equipment                               319           0
  Purchase of a research company                                0       1,630
  Interest income on stock notes receivable                   (45)        (19)
  Change in operating assets and liabilities:
      Accounts Receivable                                     365        (280)
      Inventory                                                87         201
      Prepaids and other assets                               145          94
      Accounts payable and accrued expenses                   530          76
      Customer deposits and deferred revenue                   94          29
                                                          -------     -------
               Net cash used by operating activities         (421)       (771)
                                                          -------     -------

INVESTING:
 Repayments on advances to Systronix Corporation                0         209
 Purchases of property, plant and equipment                    (8)          0
                                                          -------     -------
               Net cash provided (used) by investing
                 activities                                    (8)        209
                                                          -------     -------

FINANCING:
 Payments on notes payable                                      0        (172)
 Payments on capital leases                                   (16)          0
 Borrowings on notes payable                                  200         472
 Proceeds from issuance of common stock                         0         300
                                                          -------     -------
               Net cash provided (used) by financing
                 activities                                   184         600
                                                          -------     -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              (245)         38

CASH AND EQUIVALENTS:

Beginning of period                                           333          13
                                                          -------     -------

End of period                                             $    88     $    51
                                                          =======     =======

U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
====================================================================================================================================

                                                                                                        Six Months Ended January 31,
                                                                                                        --------------------------
                                                                                                        1998                  1997
                                                                                                        ----                  ----
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                                                 --               $   140
  Conversion of convertible notes to common stock                                                        --                   500
  Assumption of notes payable in connection with acquisition                                             --                   800
  Note issued in connection with acquisition                                                             --                   830
  Note assumed by buyer in connection with divestiture                                                   --                (1,013)
  Conversion of accrued interest to notes payable                                                        --                   147
  Decrease in accounts receivable from divestiture of IEV                                                --                   365
  Decrease in inventory from divestiture of IEV                                                          --                   470
  Decrease in accounts payable and accrued expenses from
           divestiture of IEV                                                                            --                  (172)
  Increase in inventory from acquisition of Systronix Corporation                                        --                  (499)
  Increase in prepaids from acquisition of Systronix                                                     --                   (94)
  Increase in inventory from accounts payable and accrued
           expenses from acquisition of Systronix                                                        --                  (361)
  Increase in customer deposits from acquisition of Systronix                                            --                   135
  Decrease in capital lease payable due to cancellation                                                   190                --

                                                                  6

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

          For the Three and Six Months Ended January 31, 1998 and 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at January 31, 1998 and the interim results of operations and cash flows for the three and six month periods ended January 31, 1998 and 1997. The balance sheet at July 31, 1997, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1997 and January 31, 1998 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1997, and the projected impact of certain economic, marketing and business factors. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. During the period ended January 31, 1998, the Company has discontinued production activity on certain products, so that some of the inventory on hand is not expected to be used in production. These inventories have been revalued to reflect their sale at liquidation prices. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three and six months ended January 31, 1998 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.018 currently reflected in the financial statements for the six months ended January 31, 1998, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and six month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $81,525,000 at July 31, 1997 and $84,312,000 at January 31, 1998. A substantial portion of the losses are attributable to research, development and other start-up  costs  associated  with the  Company's  focus on the  development  and manufacture of electric vehicles, including electric powered buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1997, the Company obtained approximately $23 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the six months ended January 31, 1998, the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. In March, 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock for cash and secured a technology license for an additional payment of $2.0 million. For the technology license, the Company received $1,850,000 in cash and the remaining $150,000 is to be received over 6 years.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                              January 31, 1998     July 31, 1997
                                              ----------------     -------------
                                                 (unaudited)
                                                 -----------
Finished Goods                                     $   481            $   667
Work-in-process                                        253                375
Raw materials                                          394              1,062
Valuation adjustment                                  (137)              (292)
                                                   -------            -------
                                                   $   991            $ 1,812
                                                   =======            =======

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                          January 31, 1998            July 31, 1997
                                                          ----------------            -------------
Convertible  secured  notes  under a  Supplemental
Loan Agreement with ITOCHU  Corporation;  interest
at 10%,  principal  and  interest  due April 1998,
secured  by the  personal  property  of the parent
company.                                                      $3,000                     3,000

Secured   promissory   note  -   Credit   Managers
Association  of  California  ("CMAC") as exclusive
agent for  Qualified  Creditors;  interest  at 3%,
with   principal  and  interest  due  April  1999;
secured  with an interest in a sinking fund escrow
consisting  of  10%  of  any  financing   received
subsequent  to April 1996;  the Board of Directors
may  waive  the  sinking   fund  set  aside  on  a
case-by-case basis                                               307                       307

Secured  subordinated  promissory  note - CMAC  as
exclusive  agent  for   Non-Qualified   Creditors;
interest at 3% for the first 5 years, 6% for years
6 and 7, and then at prime plus 3% through date of
maturity;  interest payments are made upon payment
of principal,  with  principal and interest due no
later than April 2016; secured with an interest in
a sinking fund escrow as noted above;  payments on
this note are  subordinated  to payment in full on
all  principal  and accrued  interest  owed on the
above 3-year non-qualified and qualified notes                 3,332                     3,332

Convertible  secured  promissory  note  payable to
Itochu Corporation;  interest at 10%, due December
1997;  convertible  into common stock at $0.30 per
share.                                                         1,300                     1,300

Convertible  promissory  note  payable  to  Fontal
International,  Ltd.;  interest at 10%,  due July,
1997;  convertible  into common stock at $0.30 per
share.                                                           800                       800


Promissory  note  payable to a  European  investor
group; no interest.                                              200                       --

Other                                                            120                       120
                                                              ------                    ------
                                                               9,059                     8,859

Less current maturities                                        5,420                     5,220
                                                              ------                    ------
                                                              $3,639                    $3,639
                                                              ======                    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this report, with the exception of the historical information presented, incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results", as reported by the Company in the Form 10-K filed with the Commission on October 29, 1997.

GENERAL

U.S. Electricar, Inc. and Subsidiaries (the "Company") originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. Currently, the Company is directing its efforts toward the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program have been discontinued, and current efforts consist primarily of selling off the existing inventory. The Company's fiscal year ends July 31. All year references refer to fiscal years.

In the years  prior to 1996,  the  Company  incurred  substantial  losses  which resulted in significant debt. During 1996, the Company restructured a significant portion of its debt and raised approximately $5 million in interim funding. However, its operations continued to be impacted by an insufficient amount of funds to adequately support its planned sales volumes and product development programs. The Company curtailed the manufacture and sale of off-road industrial vehicles in the third and fourth quarters of 1996 and reduced the carrying values of the assets associated with this product line. In 1996, the Company incurred a loss of $9,354,000.

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

In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock for cash and secured a technology license for an additional payment of $2.0 million. For the technology license, the Company received $1,850,000 in cash and the remaining $150,000 is to be received over 6 years.

During the six months ended January 31, 1998, the Company has continued to concentrate on the reduction of operating costs. Headcount has been reduced from 51 employees at July 31, 1997 to 30 employees as of January 31, 1998. Business activities have been scaled back, and the Company is now focused primarily on the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company has several contracts with the U. S. Defense Advanced Research Project Agency ("DARPA"), including the development of a new AC bus, a new plastic lithium ion vehicle battery concept and testing of advanced vehicle batteries.


LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses primarily attributable to research, development ,administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been extremely negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will need to continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least one more year.

During the six months ended January 31, 1998, the Company spent $421,000 in cash on operating activities to fund the net loss of $2,787,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $365,000. Inventory decreased by $87,000 net of write-downs. The Company has discontinued production activity on certain products, with the result that the inventories for these products is no longer expected to be used, converted and sold in the normal course of business. The value of these inventories has been reduced to reflect their sale at liquidation prices. This reduction resulted in a charge to operations of $734,000 in the quarter ended January 31, 1998.

The operations of the Company during the six months ended January 31, 1998 were financed primarily by the funds received in prior periods and funds received on engineering contracts. During the period the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

IF THE COMPANY IS UNABLE TO CONTINUE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1998. AS OF MARCH 10, 1998, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL, AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL

FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales decreased $11,000, or 3%, in the second quarter of 1998 from the second quarter of 1997, but increased $102,000, or 11% in the first half of 1998 from the first half of 1997. The decrease for the second quarter was due to the phasing out of the converted vehicles program, mostly offset by an increase in development contracts. The increase in sales for the first half was attributed primarily to engineering contracts for various development contracts with Hyundai Motor Company , Hyundai Electronics Industries and various state and federal agencies. These development contracts, collectively, accounted for almost all of the Company's sales for 1998. The increase from the development contracts was offset by a large decline in sales of converted vehicles. There were no sales of converted sedans and light trucks in the first half of 1998, whereas in 1997, three vehicles were sold in the second quarter and a total of fifteen were sold in the first half.

Cost of sales as a percent of sales increased to 325% in the second quarter of 1998 from 175% in the second quarter of 1997, and increased to 171% in the first half of 1998 from 157% in the first half of 1997. The extraordinarily high cost of sales was due to the charge for reduction of inventory values in the second quarter of 1998. Cost of sales net of this charge was 121% for the second quarter and 97% for the first half of 1998.

Research and development expense decreased in the second quarter of 1998 by $398,000, or 85%, from the second quarter of 1997, and decreased by $423,000, or 67% in the first half of 1998 from the first half of 1997. The Company has sharply reduced its technical staff and curtailed purchasing engineering services in order to keep costs down. The efforts expended by the technical staff are directed primarily toward completion of existing engineering contracts, with the result that less effort and cost is being directed to new product development.

Selling, general and administrative expense decreased $117,000, or 13% in the second quarter of 1998, and increased $65,000 in the first half This was primarily due to the additional overhead and program administration associated with the drive train engineering, which was formerly Systronix Corporation. In the first quarter of 1997, the operating results of Systronix Corporation were consolidated with the Company only for the last six days of October. Legal expenses relating to the defense of shareholder and other lawsuits were also significant in the first three months of 1998. In the second quarter of 1998, the Company was obligated to return a major piece of test equipment, a high performance dynamometer, to the manufacturer due to an inability to maintain the lease payments on a capital lease. This resulted in a charge to operations of $248,000 in the quarter.

Interest and financing fees in the second quarter of 1998 decreased $214,000 or 57%, from the second quarter of 1997. For the first half of 1998, these costs decreased $92,000, or 22% from the first half of 1997. Interest expenses were underaccrued in the first quarter of 1997 and adjusted in the second quarter of 1997. Interest costs have decreased because of actions taken to reduce the amount of outstanding debt. In March 1997, the Company converted $3,000,000 of Series S Bonds to common stock. In March, 1997, the Company repaid convertible promissory notes held by Fontal International, Ltd. in the amount of $1,150,000 plus accrued interest. In May, 1997, the Company paid $348,000 against the outstanding principal balance on two secured subordinated promissory notes held by the Credit Managers Association of California.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses, the net loss of $1,809,000 in the second quarter of 1998 decreased $196,000, or 10% from the second quarter of 1997. As a result of the foregoing factors plus the acquisition of a research company in the first quarter of 1997, the net loss of $2,787,000 for the first half of 1998 decreased $1,889,000, or 40% from the first half of 1997. In the first quarter of 1997, the Company expensed $1,630,000 in research and development costs associated with the acquisition of Systronix Corporation. This was a non-recurring expense.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Future trends for the Company's revenue and profitability remain uncertain. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. In addition, as previously disclosed in the Form 10-K, the Company's financial condition remains extremely precarious. The following discussion highlights certain of these risks.

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $84,312,000 at January 31, 1998. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of March 10, 1998, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company had substantial net losses of $4,535,000, $9,354,000 and $37,565,000, respectively on sales of $4,484,000, $4,209,000 and $11,625,000, respectively, and a net loss of $2,787,000 for the six months ended January 31, 1998.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

                  On June 23, 1997, fourteen shareholders and former shareholders of the Company filed a lawsuit against the Company and three of its former officers in a federal district court in California, alleging violations of the securities laws and asserting eleven federal and state law claims. On September 29, 1997, the district court dismissed all of the claims asserted in the plaintiffs' complaint, but allowed leave to amend with respect to all but one of the claims. On October 20, 1997, the plaintiffs filed an amended complaint which added several additional shareholders and asserted nine federal and state law claims. On February 6, 1998, the district court dismissed all of the federal claims without leave to amend. The plaintiffs have the right to refile the state law causes of actions in state court.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of March 10, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of March 10, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

                  During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of March 10, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of March 10, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  None

Item 5.           Other Information:

                  On November 18, 1997, Roy Y. Kusumoto resigned as Chairman and President of the Company and from the Board of Directors. Also on November 18, 1997, Carl D. Perry was elected Chief Executive Officer and Chairman of the Board, and Don C. Kang was appointed as a director and was elected President and Chief Operating Officer. On January 29, 1998, Don C. Kang resigned as President and Chief Operating Officer and resigned as a director. On November 18, 1997, James S. Miller resigned from the Board of Directors, and on February 24, 1998, Dr. Malcolm R. Currie resigned from the Board of Directors.

                  On January 8, 1998, the Company received $90,000 from a European investor group, and on January 22, 1998, the Company received an additional $110,000 from the same group. These funds were received under a short term, non-interest bearing promissory note.

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 1998.

U.S. ELECTRICAR, INC.
(Registrant)



                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
    (Principal executive officer and principal financial and accounting officer)

                                  EXHIBIT INDEX

Exhibit No.       Description                                           Page No.
-----------       -----------                                           --------

27                Financial Data Schedule                                   19