Form 10-Q
period 1998-04-30
US ELECTRICAR INC
filed 1998-06-11
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended April 30, 1998
                                        --------------
         or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From _______________ To _______________.


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

                           19850 South Magellan Drive
                           --------------------------
                               Torrance, CA 90502
                           --------------------------
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of June 10, 1998, there were 151,205,668 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited) ..................................    3

        Consolidated Balance Sheets:
        April 30, 1998 and July 31, 1997 ..................................    3

        Consolidated Statements of Operations:
        Three and Nine months ended April 30, 1998 and 1997 ...............    4

        Consolidated Statements of Cash Flows:
        Nine months ended April 30, 1998 and 1997 .........................    5

        Notes to Consolidated Financial Statements:
        for the Three and Nine months ended April 30, 1998 and 1997 .......    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...............................   10


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................   14
Item 2. Changes in Securities .............................................   14
Item 3. Defaults upon Senior Securities ...................................   14
Item 4. Submission of Matters to a Vote of Security Holders ...............   15
Item 5. Other Information .................................................   15
Item 6. Exhibits and Reports on Form 8-K ..................................   15


SIGNATURE .................................................................   16

EXHIBIT INDEX .............................................................   17

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------
                                                                                  As of          As of
                                                                             April 30, 1998  July 31, 1997
                                                                             --------------  -------------
ASSETS                                                                         (Unaudited)

CURRENT ASSETS:
        Cash                                                                      $    164    $    333
        Accounts receivable, net of allowances of $115 and $115                        316         829
        Inventory                                                                      885       1,812
        Prepaids and other current assets                                               54         258
                                                                                  --------    --------
                Total Current Assets                                                 1,419       3,232

PROPERTY, PLANT AND EQUIPMENT - NET                                                    417       1,099
OTHER ASSETS                                                                           156         182
                                                                                  --------    --------
TOTAL ASSETS                                                                      $  1,992    $  4,513
                                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                          $  2,719    $  2,335
        Accrued payroll and related expense                                            662         634
        Accrued warranty expense                                                       532         564
        Reserve for lease obligations                                                    0          28
        Accrued Interest                                                             1,076         598
        Other accrued expenses                                                         266         337
        Customer deposits and deferred revenue                                         231          44
        Current maturities of obligations under capital lease .                          0         209
        Bonds and notes payable                                                      5,420       5,220
                                                                                  --------    --------
                Total Current Liabilities                                           10,906       9,969

LONG TERM DEBT                                                                       3,639       3,639

SHAREHOLDERS' (DEFICIT):
        Series A preferred stock - No par value; 30,000,000 shares authorized;
        3,621,000 shares issued and outstanding at 4/30/98 and 7/31/97               2,543       2,543
        Series B preferred stock - No par value; 5,000,000 shares authorized;
        1,340,000 shares issued and outstanding at 4/30/98 and 7/31/97               2,682       2,682
        Stock notes receivable                                                      (1,216)     (1,149)
        Common Stock - No par value; 300,000,000 shares authorized; 151,206,000
        and 151,068,000 shares issued and outstanding at 4/30/98 and 7/31/97        68,354      68,354
        Accumulated deficit                                                        (84,916)    (81,525)
                                                                                  --------    --------
                Total Shareholders' (Deficit)                                      (12,553)     (9,095)
                                                                                  --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                     $  1,992    $  4,513
                                                                                  ========    ========

Note: The balance sheet at July 31, 1997 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

                                                            3

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
-------------------------------------------------------------------------------------------------------------
                                               Three Months Ended April 30,       Nine Months Ended April 30,
                                               ----------------------------       ---------------------------
                                                    1998             1997            1998             1997
                                              -------------    -------------   -------------    -------------
NET SALES                                     $         379    $       2,856   $       1,379    $       3,754

COST OF SALES                                           492            1,007           2,197            2,419
                                              -------------    -------------   -------------    -------------
GROSS MARGIN                                           (113)           1,849            (818)           1,335
                                              -------------    -------------   -------------    -------------
OTHER COSTS AND EXPENSES:
        Research & development                           41              394             251            1,027
        Selling, general & administrative               292              835           1,844            2,322
        Interest and financing fees                     158              145             478              557
        Acquisition of a research company                                                               1,630
                                              -------------    -------------   -------------    -------------
             Total other costs and expenses             491            1,374           2,573            5,536
                                              -------------    -------------   -------------    -------------

NET INCOME (LOSS)                             $        (604)   $         475   $      (3,391)   $      (4,201)
                                              =============    =============   =============    =============

NET INCOME (LOSS) PER COMMON SHARE            $      (0.004)   $       0.003   $      (0.022)   $      (0.033)
                                              =============    =============   =============    =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                     151,205,668      137,631,515     151,198,005      128,360,813


U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
---------------------------------------------------------------------------------------------------------------

                                                                                  Nine Months Ended April 30
                                                                         --------------------------------------
                                                                             1998                   1997
                                                                         --------------       -----------------
OPERATIONS
 Net loss                                                                     $ (3,391)               $ (4,201)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                    172                     394
  Provision to reduce inventory values                                             754                     245
  Loss on disposal of equipment                                                    325                      11
  Purchase of a research company                                                     0                   1,630
  Loss on divestiture of business unit                                               0                      55
  Interest income on stock notes receivable                                        (67)                    (66)
  Interest converted to notes payable                                                0                       8
  Interest converted to common stock                                                 0                     194
  Change in operating assets and liabilities:
      Accounts Receivable                                                          538                  (1,916)
      Inventory                                                                    173                     698
      Prepaids and other assets                                                    205                      (1)
      Accounts payable and accrued expenses                                        759                     287
      Customer deposits and deferred revenue                                       187                    (354)
                                                                         --------------       -----------------
               Net cash used by operating activities                              (345)                 (3,016)
                                                                         --------------       -----------------
INVESTING:
 Repayments on advances to Systronix Corporation                                     0                     209
 Purchases of property, plant and equipment                                         (8)                    (35)
                                                                         --------------       -----------------
               Net cash provided (used) by investing activities                     (8)                    174
                                                                         --------------       -----------------

FINANCING:
 Payments on notes payable                                                           0                  (2,372)
 Payments on capital leases                                                        (16)                    (94)
 Borrowings on notes payable                                                       200                   3,122
 Proceeds from issuance of common stock                                              0                   3,350
                                                                         --------------       -----------------
               Net cash provided by financing activities                           184                   4,006
                                                                         --------------       -----------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (169)                  1,164

CASH AND EQUIVALENTS:

Beginning of period                                                                333                      13
                                                                         --------------       -----------------

End of period                                                                    $ 164                 $ 1,177
                                                                         ==============       =================

U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------
                                                              Nine Months Ended April 30,
                                                              ---------------------------
                                                                   1998         1997
                                                                ----------   ---------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock            --       $   342
  Conversion of Series S bonds to common stock                      --         3,000
  Conversion of convertible notes to common stock                   --           600
  Assumption of notes payable in connection with acquisition        --           800
  Note issued in connection with acquisition                        --           830
  Note assumed by buyer in connection with divestiture              --        (1,013)
  Conversion of accrued interest to notes payable                   --           139
  Acquisition of capital assets through capital leases              --           361
  Decrease in accounts receivable from divestiture of IEV           --           365
  Decrease in inventory from divestiture of IEV                     --           470
  Decrease in accounts payable and accrued expenses from
           divestiture of IEV                                       --          (172)
  Increase in inventory from acquisition of Systronix Corporation   --          (499)
  Increase in prepaids from acquisition of Systronix                --           (94)
  Increase in accounts payable and accrued expenses from
           acquisition of Systronix                                 --          (361)
  Increase in customer deposits from acquisition of Systronix       --           135
  Decrease in capital lease payable due to cancellation            190           --

                                          6

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

           For the Three and Nine Months Ended April 30, 1998 and 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 30, 1998 and the interim results of operations and cash flows for the three and nine month periods ended April 30, 1998 and 1997. The balance sheet at July 31, 1997, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1997 and April 30, 1998 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1997, and the projected impact of certain economic, marketing and business factors. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three and nine months ended April 30, 1998 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.022 currently reflected in the financial statements for the nine months ended April 30, 1998, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and nine month periods presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $81,525,000 at July 31, 1997 and $84,916,000 at April 30, 1998. A substantial portion of the losses are attributable to investments in research, development and other start-up costs associated with the Company's original focus on the development and manufacture of electric vehicles, including electric buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles.

During the three years ended July 31, 1997, the Company obtained approximately $23 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the nine months ended April 30, 1998, the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. It is possible that the cash flows from operations for the foreseeable future may not be sufficient to enable the Company to meet its obligations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors as well as the future availability or inadequacy of financing to meet future needs, could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations, and/or seek protection under applicable state and federal bankruptcy and insolvency laws.


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                            April 30, 1998         July 31, 1997
                                            --------------         -------------
                                              (unaudited)
                                            --------------
Finished Goods                                 $   468               $   667
Work-in-process                                    228                   375
Raw materials                                      346                 1,062
Valuation adjustment                              (157)                 (292)
                                               -------               -------
                                               $   885               $ 1,812
                                               =======               =======

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                  April 30, 1998   July 31, 1997
                                                  --------------   -------------

Convertible    secured    notes    under   a
Supplemental   Loan  Agreement  with  ITOCHU
Corporation;  interest at 10%, principal and
interest  due  April  1998,  secured  by the
personal property of the parent company.             $3,000           3,000

Secured  promissory  note - Credit  Managers
Association   of   California   ("CMAC")  as
exclusive  agent  for  Qualified  Creditors;
interest at 3%, with  principal and interest
due April 1999;  secured with an interest in
a sinking fund escrow  consisting  of 10% of
any financing  received  subsequent to April
1996;  the Board of Directors  may waive the
sinking  fund set  aside  on a  case-by-case
basis.                                                  307             307

Secured subordinated  promissory note - CMAC
as   exclusive   agent   for   Non-Qualified
Creditors;  interest  at 3% for the  first 5
years,  6% for  years 6 and 7,  and  then at
prime  plus 3%  through  date  of  maturity;
interest  payments  are made upon payment of
principal,  with  principal and interest due
no later than April  2016;  secured  with an
interest  in a sinking  fund escrow as noted
above;    payments    on   this   note   are
subordinated  to  payment  in  full  on  all
principal  and accrued  interest owed on the
above  3-year qualified note.                         3,332           3,332

Convertible  secured promissory note payable
to ITOCHU Corporation;  interest at 10%, due
December 1997; convertible into common stock
at $0.30 per share.                                   1,300           1,300

Convertible   promissory   note  payable  to
Fontal International, Ltd.; interest at 10%,
due  July,  1997;  convertible  into  common
stock at $0.30 per share.                               800             800

Promissory   note   payable  to  a  European
investor group; no interest.                            200             --

Other                                                   120             120
                                                     ------          ------
                                                      9,059           8,859
Less current maturities                               5,420           5,220
                                                     ------          ------
                                                     $3,639          $3,639
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

GENERAL

U.S. Electricar, Inc. and Subsidiaries (the "Company") originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick-up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. The Company's product lines originally included converted vehicles (originally built to be powered by internal combustion engines) and vehicles built specifically to be battery powered. The Company has refocused and restructured its product base and is directing its efforts toward the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program were discontinued. The Company's fiscal year ends July 31. All year references refer to fiscal years.

In the years  prior to 1996,  the Company  incurred  substantial  losses,  which resulted in significant debt. During 1996, the Company restructured a significant portion of its debt and raised approximately $5 million in interim funding. However, its operations continued to be impacted by an insufficient amount of funds and the timeliness of funds to adequately support its planned sales volumes and product development programs. The Company curtailed production and sales of off-road industrial vehicles in the third and fourth quarters of 1996.

In September 1996, a substantial portion of the assets of Industrial Electric Vehicles, Inc., (formerly Nordskog Electric Vehicles, Inc. (Nordskog), prior to its acquisition by the Company) were sold. Consideration for this sale included the assumption of, and release of liability for, the note payable that totaled $1,013,000 at July 31, 1996 to Nordskog.

In October 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix Corporation (Systronix) for stock, a note and cash. Systronix, a Torrance based company, developed and built electric vehicle drive systems and components.

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

During the nine months ended April 30, 1998, the Company has continued to concentrate on the reduction of operating costs. Headcount has been reduced from 51 employees at July 31, 1997 to 25 employees as of April 30, 1998. Business activities have been scaled back, and the Company is now focused primarily on the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. government's Defense Advanced Research Project Agency ("DARPA"), including the development of a new AC bus, a new plastic lithium ion vehicle battery concept and testing of advanced vehicle batteries. Contracts from the Hyundai Group include drive train, advanced charger and hybrid vehicle development.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses primarily attributable to research, development ,administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least one more year.

During the nine months ended April 30, 1998, the Company spent $345,000 in cash on operating activities to fund the net loss of $3,391,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $538,000 as funds were collected on outstanding receivables and new sales did not replace the accounts receivable balance. Some of the Company's sales are in the form of prepaid engineering contracts, and these sales will not be reflected in accounts receivable. The current year's installment on the unpaid portion of the HEI and HMC technology license was reclassified from long-term to current receivables. Inventory decreased by $173,000, net of write-downs. The inventory write-down of $754,000 resulted primarily from actions by the Company to discontinue production activity on the bus and converted vehicle product lines. The inventory for these products was sold at liquidation prices. Most of the reported loss on disposal of equipment relates to the return of a high performance dynamometer to the manufacturer and the cancellation of the capital lease for this equipment. The loss resulting from this transaction was $248,000.

Another significant factor was the increase in accounts payable and accrued expenses. Accounts payable increased due to a slowing down of payments to vendors as a result of a shortage of cash. Interest accruing on notes payable has not been paid. Custiomer deposits increased due to the receipt of new prepaid engineering contracts.

The operations of the Company during the nine months ended April 30, 1998 were financed primarily by the funds received in the prior fiscal year and funds received on engineering contracts. During the period the Company received
$200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

IF THE COMPANY IS UNABLE TO CONTINUE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1998 AND 1999. AS OF JUNE 10, 1998, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL, AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales in 1998 decreased $2,477,000 in the third quarter, and decreased $2,375,000 in the first nine months, from the corresponding periods of 1997. In the current year there have been no sales of converted vehicles and no sales of technology licenses. The Company discontinued the converted vehicle program in 1998. In 1997 the Company delivered 8 converted sedans and pick-up trucks in the third quarter and 23 vehicles for the first nine months. The decrease in sales of converted vehicles was partly offset by an increase in engineering development contracts with Hyundai Motor Company, Hyundai Electronics Industries and various state and federal agencies. These development contracts, collectively, have accounted for almost all of the Company's sales for 1998. In the third quarter of 1997, the Company sold a technology license to HEI and HMC for $2,000,000.

Cost of sales in the third quarter of 1998 decreased to $492,000 on sales of $379,000, compared to cost of sales of $1,007,000 on sales of $2,856,000 in the third quarter of 1997. For the first nine months of 1998, cost of sales decreased to $2,197,000 on sales of $1,379,000, compared to cost of sales of $2,419,000 on sales of $3,754,000 in the first nine months of 1997. The charge to operations for inventory write downs and sales at liquidation prices of $754,000 was the major factor that resulted in the high cost of sales for 1998. The sale of a technology license for $2,000,000 in the third quarter of 1997 dramatically affected the Company's margins in 1997, since there were no associated costs to be included in cost of sales.

Research and development expense decreased in the third quarter of 1998 by $353,000, from the third quarter of 1997, and decreased by $776,000 in the first nine months of 1998 from the first nine months of 1997. The Company has reduced its technical staff and curtailed purchasing engineering services in order to keep costs down. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies.

Selling, general and administrative expense decreased $543,000 in the third quarter of 1998, and decreased $478,000 in the first nine months. The reduction in expenses was due to actions by the Company to close facilities, reduce headcount and consolidate operations in Torrance, California during the second and third quarters of 1998.

Interest and financing fees increased only slightly to $158,000 in the third quarter of 1998 from $145,000 in the third quarter of 1997. For the first nine months of 1998, these costs have decreased $79,000 from the first nine months of 1997. Interest costs have decreased because of actions taken to reduce the amount of outstanding debt. In March 1997, the Company converted $3,000,000 of Series S Bonds to common stock. In March, 1997, the Company repaid convertible promissory notes held by Fontal International, Ltd. in the amount of $1,150,000 plus accrued interest. In May, 1997, the Company paid $348,000 against the outstanding principal balance on two secured subordinated promissory notes held by the Credit Managers Association of California.

The Company incurred a net loss of $604,000 in the third quarter of 1998 compared to net income of $475,000 in the third quarter of 1997. The overriding factor causing the difference was the sale of a technology license in the third quarter of 1997. The comparative results for the first nine months were affected by the sale of the technology license and also by the acquisition of Systronix in 1997. In the first quarter of 1997, the Company expensed $1,630,000 in research and development costs associated with this acquisition. This was a non-recurring expense. In the first nine months of 1998, the net loss was $3,391,000, which is a decrease of $810,000 from the net loss in the first nine months of 1997.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $84,916,000 at April 30, 1998. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of June 10, 1998, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company had substantial net losses of $4,535,000, $9,354,000 and $37,565,000, respectively on sales of $4,484,000, $4,209,000 and $11,625,000, respectively, and the Company incurred a net loss of $3,391,000 for the nine months ended April 30, 1998.

Nature of Industry. The electric vehicle ("EV") industry is in its infancy. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced their own design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) have entered or are planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) continued and future regulation and legislation requiring more use of non-polluting vehicles, (b) the environmental conciousness of customers and (c) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"), such as hybrid vehicles. Legislation requiring or promoting zero emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. For example, the State of California recently extended the deadline for compliance with mandates for implementation of zero emmission vehicle requirements from 1998 to 2003.

Extensions,   modifications   or  reductions   of  current   federal  and  state
legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings:

                  On June 23, 1997, fourteen shareholders and former shareholders of the Company filed a lawsuit in a federal district court in California, alleging violations of the securities laws and asserting eleven federal and state law claims. On September 29, 1997, the district court dismissed all of the claims asserted in the plaintiffs' complaint, but allowed leave to amend with respect to all but one of the claims. On October 20, 1997, the plaintiffs filed an amended complaint which added several additional shareholders and asserted nine federal and state law claims. On February 6, 1998, the district court dismissed all of the federal claims without leave to amend. The plaintiffs have the right to refile the claims in state court.

Item 2.           Changes in Securities:

                  None.

Item 3.           Defaults Upon Senior Securities:

                  The Company has outstanding secured notes under a Supplemental Loan Agreement with Itochu Corporation in the principal amount of $3,000,000, with principal and interest due April 17, 1998. The notes are secured by personal property of the Company. The interest rate is ten percent (10%) per annum, and the notes are convertible into shares of the Company's common stock at the rate of $0.30 per share. As of June 10, 1998, the principal and interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of June 10, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

                  During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of June 10, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of June 10, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

                  During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of June 10, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of June 10, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4.           Submission of Matters to a Vote of Securities Holders:

                  None

Item 5.           Other Information:

                  None

Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 10, 1998.

U.S. ELECTRICAR, INC.
(Registrant)



                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By:    Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                Description                                  Page No.
--------------------------------------------------------------------------------
   27                 Financial Data Schedule                              18