Form 10-K
period 1998-07-31
US ELECTRICAR INC
filed 1998-10-29
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998
                         Commission File Number 0-25184

                             U. S. ELECTRICAR, INC.
             (Exact name of registrant as specified in its charter)

            California                                95-3056150
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

             19850 South Magellan Drive, Torrance, California 90502 (Address of principal executive offices, including zip code)

                                 (310) 527-2800
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 23, 1998 was $1,886,000. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.033 per share, and the Series B Preferred Stock is deemed to have a market value of $0.147 per share, based on the average of the high bid and low ask prices of the Common Stock on October 23, 1998, and
(ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of October 23, 1998 was 151,789,681.

                             U. S. ELECTRICAR, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business ............................................................3

Item 2.   Properties ..........................................................7

Item 3.   Legal Proceedings ...................................................7

Item 4.   Submission of Matters to a Vote of Security Holders .................7

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters .........................................8

Item 6.   Selected Financial Data .............................................9

Item 7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................10

Item 8.   Financial Statements and Supplementary Data ........................14

Item 9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure .....................14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant .................15

Item 11.  Executive Compensation .............................................16

Item 12.  Security Ownership of Certain Beneficial Owners and Management .....19

Item 13.  Certain Relationships and Related Transactions .....................21

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...22


SIGNATURE ....................................................................23

The matters addressed in this report on Form 10-K , with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

                                     PART I

Item 1.  Business

General

         U. S. Electricar, Inc. and Subsidiaries (collectively, the "Company") was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994.

         The Company originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. Currently, the Company is directing its efforts toward the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program have been discontinued, and current efforts in this program consist primarily of supporting customers with vehicle integration and proof of concept vehicles. The Company, however, is retrofitting long life vehicles for the U.S. Postal Service electric vehicle research and development program.The Company's fiscal year ends July 31. All year references refer to fiscal years.

         In 1997, the Company made two significant moves to adjust and strengthen its overall product base and realign its operations. In September 1996, the Company sold substantially all the assets and properties of the Company's wholly owned subsidiary, Industrial Electric Vehicles, Inc. In October 1996, the Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities of Systronix Corporation ("Systronix"), a developer of fully integrated propulsion systems and related components for electric vehicles, located in Torrance, California.

         In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. For the technology license, the Company received $1,850,000 in cash, and the remaining $150,000 is to be received over 6 years.

         In 1998, the Company restructured its top management, realigned its product base and concentrated on the reduction of overall company operating costs. Facilities have been closed, operations streamlined and personnel reduced. Headcount decreased from 51 employees at July 31, 1997 to 26 employees at July 31, 1998, yet the Company has maintained its core engineering capabilities. The Company is now primarily focused on the development and manufacture of a family of electric vehicle drive trains, designated Panther(TM) systems, to include 60 kw, 90 kw and 120 kw systems for light vehicles, medium duty vehicles and large trucks and buses, respectively. Hyundai Motor Company has adapted a customized version of the Panther(TM) 60 for their production electric vehicle. The Company is actively engaged in developing related electric vehicle components, vehicle systems integration and the performance of various engineering contracts. The Company is extending the Panther(TM) drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light and medium duty transportation vehicles. The Company is also offering the modular drive systems to OEM manufacturers and other customers. These drive systems have been installed in various vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to OEMs. The Company is developing a Plastic Lithium Ion battery for a vehicle operation funded by an agency of the U.S. government. The Company is also developing a high power charger for a major auto manufacturer, and the Company has several contracts from Hyundai Motor Company to design, develop and test electric drive train projects and related components.

Debt Restructuring

         In March 1995, as a result of the Company's insolvency, the Company developed and implemented a voluntary debt restructuring plan with the cooperation of its secured creditors and, through an informal committee of the Company's unsecured creditors, with the cooperation of its unsecured creditors. Under this plan, approximately $16,000,000 of secured debt was converted to common stock at $.30 per share. The maturity date of the remaining $3,000,000 debt was extended to April 17, 1998. Negotiations to extend the maturity date of the debt were initiated, but to date no agreement has been reached.

         The restructuring plan for the unsecured creditors was finalized on March 31, 1996. To date, approximately $1,095,000 has been paid on this plan by the Company and distributed to creditors. As of October 23, 1998, the Company had obtained settlements for approximately $11.8 million out of approximately $14 million of unsecured debt obligated prior to March 18, 1995. The Company has outstanding $307,000 of three year and $3.3 million of 20 year promissory notes and 1.6 million shares of Series B Preferred Stock. As of October 23, 1998, approximately 280 creditors representing approximately $2.5 million in antecedent trade debt have not participated in the debt restructuring plan.

         TO THE EXTENT THAT THE COMPANY IS UNABLE TO COMPLETE THE VOLUNTARY RESTRUCTURING OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE BANKRUPTCY AND INSOLVENCY LAWS. IN ADDITION, ADDITIONAL FUNDING WILL BE NEEDED IN FISCAL 1999 TO CONTINUE OPERATIONS.

Environmental Initiatives and Legislation

         Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets deadlines for the introduction of zero emission vehicles ("ZEV"). The State of California delayed the mandated introduction of ZEV from 1998 to 2003, but still retained the original required percentage of ZEV vehicles for 2003 at 10%. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.

Products

         The Company completed the restructuring of its product base during 1998. The Company is concentrating its product base to focus primarily on electric propulsion systems and components for electric and hybrid vehicles. The Company has developed a family of electric propulsion systems consisting of a 60 kw drive system for light vehicles, a 90 kw drive system for medium size vehicles and a 120 kw drive system for larger trucks and buses.

         The Company is no longer involved in product sales of conversion vehicles, industrial electric vehicles or light electric delivery trucks. The Company is attempting to sell the international manufacturing rights for a 1.5 ton electric delivery truck previously built for international markets.

Strategic Partnering And Technology Developments

         The Company has made efforts to establish third-party licensing and/or distribution arrangements and align itself with various technology development companies and electric vehicle component manufacturers to complement its own expertise in the electric vehicle market. The Company has continued its efforts to implement a strategy to be a "systems integrator" by seeking to establish relationships to utilize other independently developed technology. The Company believes that its competitive advantage may be its ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices. The Company believes this strategy could reduce capital and research and development costs to the extent other companies or organizations will fund these expenses.

         The Company believes that two of the principal component technologies relevant to a cost effective electric vehicle are the electric drive system and the battery/charging system. Pursuant to an agreement with the Hyundai Group of Korea, the Company has received investments to cooperate in the development of advanced drive-train technology and related systems. It is the Company's strategy to continuously review emerging technological developments and seek alliances with or, if sufficient additional capital funding can be obtained, complete acquisitions with companies that it perceives own the best proven technologies for incorporation into its electric vehicles. The Company's progress and current plans for each system are described below.

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

         On October 25, 1996, the Company acquired all of the assets and certain liabilities of Systronix Corporation, located in Torrance, California. Systronix Corporation was a development stage company which was incorporated in September, 1994, and began research and development operations in January, 1995. Its goal was to become a leading developer of technologically advanced electric propulsion systems for electric vehicles. The Hyundai Group of Korea has recognized this advanced technology and has invested in the Company and licensed the drive system technology for production in Korea. The Company has fully validated its first propulsion system product, the Panther(TM) 60 alternating current (AC) drive train for light duty vehicles. Also under development are the Panther(TM) 90 and Panther(TM) 120 systems for buses and heavy duty vehicles, and the C20(TM) offboard charging system, the first of an intended family of rapid chargers for all sizes of electric vehicles.

         The Company continues to be awarded a number of engineering contracts with HMC for the development of various types of drive trains and related systems.

Hybrid Vehicles

         The Company is developing for HMC an electric hybrid system for a vehicle to be introduced at the Seoul, Korea Auto Show in April 1999. The Company is extending the Panther drive system to the hybrid vehicle application by adapting the Panther(TM) 120 as the drive system and the Panther(TM) 60 as the induction generator for a series hybrid bus project sponsored by HMC. The Company is also developing a parallel hybrid drive system and a dual-mode hybrid drive system utilizing the Panther controller and the BLDC motor. The Company is working to introduce a hybrid drive system for light duty and medium duty transportation applications in conjunction with a major auto manufacturer.

Battery Management and Charging System

         Pursuant to a United States Department of Defense/ ARPA program, the Company is working with numerous battery manufacturers to "beta test" their new battery technologies. The Company believes that these new systems will allow design advantages in battery placement, weight distribution, and car crashworthiness. Additionally, the Company is monitoring other battery innovations that may extend an electric vehicle driving range by up to 50% and permit a shorter recharging time. The Company is developing Plastic Lithium Ion ("PLI") batteries in collaboration with a major battery OEM. The PLI battery project is sponsored by DARPA, and the project is in two phases. The early bi-cell testing of this technology is very promising and delivers an energy density of 130 Ahr/Kg.

         The Company is also developing a 40 kW high power charger under contract for a major auto manufacturer. The high power charger is based on the modular Panther system technology, and it is sufficiently precise that it could also be used for battery conditioning.

Components

         The Company is offering the modular drive system and components to OEMs and other customers. The Panther(TM) 60, Panther(TM) 90 and Panther(TM) 120 drive systems have been installed in various vehicles and are under evaluation by customers and potential customers. HMC has adapted a customized version of the Panther(TM) 60 for their production electric vehicle. The Company also offers an air conditioning heat pump, an electro-hydraulic power steering unit and a safety disconnect unit for utilization by OEMs. The Company is also offering BatteryCare(TM), a battery management system, to OEMs. This battery management system is utilized in the U.S. Postal Service electric vehicle, and it is capable of providing communication to both inductive and conductive chargers simultaneously and managing the on-board and off-board charging systems with multiple technologies. This battery care unit is also being utilized to upgrade the electric vehicles in the DARPA battery testing program in Hawaii. It makes these vehicles compatible with the high power charging stations utilizing the SAE standards.

Competitive Conditions

         The competition to develop and market electric vehicles has increased during the last fiscal year and is expected to continue to increase. The competition consists of development stage companies as well as major U.S. and international companies. MOST OF THESE COMPANIES HAVE FINANCIAL, TECHNICAL, MARKETING, SALES, MANUFACTURING, DISTRIBUTION AND OTHER RESOURCES VASTLY GREATER THAN THOSE OF THE COMPANY. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that the Company will be able to successfully develop or market any such products.

         The development of hybrid and alternative fuel vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to the Company in markets for low emission vehicles (LEVs) but not in markets where government mandates call for zero emission vehicles (ZEVs). The Company is directly involved in the development of hybrid vehicles in order to meet future requirements and applications

         To date, various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at various markets, both consumer and commercial. The critical role of technology in this market is demonstrated through several product offerings. Applied technologies range from DC motor drives to AC induction motor drives, from conversion vehicles to purpose-built
(OEM) vehicles, from lead-acid batteries to more advanced power storage technologies and from traditional materials to more advanced "composite" materials. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position the Company as a long term competitor in this industry by focusing on vehicle electric drive systems and related sub systems, component integration, technology application and strategic partnerships.

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

         Company funded research and development expense charged to operations in fiscal years 1998, 1997 and 1996 were $445,000, $1,218,000 and $1,401,000, respectively.

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

Licenses, Patents and Trademarks

         The Company currently holds one patent, and it has submitted applications for another patent and several trademarks or servicemarks in the United States. As the Company further develops its own technology, particularly relating to its proprietary drive train and component technology, the Company may apply for patents or for other appropriate statutory protection. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued. In addition, the laws of any foreign country in which the Company elects to conduct business may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Backlog

         As of July 31, 1998, the Company's backlog of orders was approximately $1,571,000. As of July 31, 1997, the Company's backlog of orders was approximately $1,800,000. Backlog consists of orders for which shipments have not yet been made and unfilled portions of orders for which partial shipments have been made.

Employees

         As of July 31, 1998, the Company had 26 employees, including 5 in administration, 8 in engineering and research and development, and 13 in manufacturing.

Item 2.  Properties

         The Company's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. The Company's administrative departments and senior level operations, including executive, legal, finance, planning, purchasing, personnel, engineers and operations personnel, are housed in this location. These facilities are leased through February, 2000.

Item 3.  Legal Proceedings

         None

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
                                                            Common Stock                Average Daily
                                                     High Price       Low Price             Volume
                                                     --------------------------         -------------
    Fiscal 1997
    -----------
    First Quarter ...............................    $0.450           $0.180               169,815
    Second Quarter ..............................    $0.280           $0.100                92,990
    Third Quarter ...............................    $0.320           $0.130               131,467
    Fourth Quarter ..............................    $0.150           $0.080                60,959


                                                           Common Stock                 Average Daily
                                                     High Price       Low Price             Volume
                                                     --------------------------         -------------
    Fiscal 1998
    -----------
    First Quarter ...............................    $0.120           $0.045               104,692
    Second Quarter ..............................    $0.085           $0.039                71,019
    Third Quarter ...............................    $0.047           $0.031                16,094
    Fourth Quarter ..............................    $0.048           $0.040                22,739


         On October 23, 1998, the last reported high bid price of the Common Stock was $0.033 and the last reported low asking price was $0.035. As of October 23, 1998, there were approximately 1,624 holders of record of the Common Stock. As of October 23, 1998, the Company's Series A Preferred Stock was held by approximately 106 shareholders, many of whom are also Common Stock shareholders. The Company's Series B Preferred Stock was held by approximately 43 shareholders as of October 23, 1998. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. However, the Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At July 31, 1998, the Company had an accumulated deficit of approximately $85,050,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

Item 6.  Selected Financial Data
As of and for the fiscal year ended July 31, (in thousands, except per share data)


                                                         1998           1997           1996          1995           1994
                                                         ----           ----           ----          ----           ----
NET SALES                                               $  1,938       $  4,484       $  4,209      $  11,625      $  5,787
COST OF SALES                                              2,765          2,042          5,370         20,210         6,372
                                                      -----------   ------------   ------------   ------------   -----------
GROSS MARGIN                                                (827)         2,442         (1,161)        (8,585)         (585)
                                                      -----------   ------------   ------------   ------------   -----------
OTHER COSTS AND EXPENSES
      Research and Development                               445          1,218          1,401          6,697         7,724
      Selling, general and administrative                  1,697          3,116          5,608         13,952        12,638
      Interest and financing fees                            665            792          1,890          5,732           339
      Other expense (income)                                 (67)           274            740            449            17
      Acquisition of research and development                             1,630
      Market development expense                                                                           77         3,718
      Facility closures and consolidations
      of operations                                                                        701          2,378
                                                      -----------   ------------   ------------   ------------   -----------
      Total other costs and expenses                       2,740          7,030         10,340         29,285        24,436
                                                      -----------   ------------   ------------   ------------   -----------
LOSS FROM CONTINUING OPERATIONS                           (3,567)        (4,588)       (11,501)       (37,870)      (25,021)
LOSS FROM DISCONTINUED OPERATIONS
GAIN ON DEBT RESTRUCTURING                                    42             53          2,147            305
                                                      -----------   ------------   ------------   ------------   -----------
NET LOSS                                                $ (3,525)      $ (4,535)      $ (9,354)      $(37,565)     $(25,021)
                                                      ===========   ============   ============   ============   ===========
PER COMMON SHARE:
      Loss from continuing operations                   $  (0.02)      $  (0.03)      $  (0.17)      $  (1.88)     $  (2.61)
      Loss from discontinued operations
      Gain on debt restructuring                                                          0.03           0.02
                                                      -----------   ------------   ------------   ------------   -----------
      Net loss per common share                         $  (0.02)      $  (0.03)      $  (0.14)      $  (1.86)     $  (2.61)
                                                      ===========   ============   ============   ============   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                       151,265        133,806         67,906         20,156         9,571
                                                      ===========   ============   ============   ============   ===========
      Total Assets                                      $  1,658       $  4,513       $  4,363       $ 10,230      $ 21,306
                                                      ===========   ============   ============   ============   ===========
      Long-term debt                                    $  3,332       $  3,639       $  3,987                     $  9,980
                                                      ===========   ============   ============   ============   ===========
      Shareholders' equity (deficit)                    $(12,615)      $ (9,095)      $(12,736)      $(24,760)     $  1,605
                                                      ===========   ============   ============   ============   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters addressed below, with the exception of the historical information presented, may incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

GENERAL

U. S. Electricar, Inc. and Subsidiaries (collectively, the "Company") originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. The Company's product lines include converted vehicles (originally built to be powered by internal combustion engines) and vehicles that are built specifically to be battery powered. Currently, the Company is directing its efforts toward the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program have been discontinued, and current efforts in this program consist primarily of supporting customers with vehicle integration and proof of concept vehicles. The Company, however, is retrofitting long life vehicles for the U.S. Postal Service electric vehicle research and development program.The Company's fiscal year ends July 31. All year references refer to fiscal years.

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

In 1998, the Company aggressively concentrated on the reduction of operating costs. Headcount has been reduced from 51 employees at July 31, 1997 to 26 employees as of July 31, 1998. The Company is now focused primarily on the development of a family of electric drive trains, to include 60kw, 90kw and 120kw systems, and related components, vehicle systems integration and the performance of various engineering contracts. The Company has several important contracts with the U. S. Defense Advanced Research Project Agency ("DARPA"), including the development of a new 120kw AC bus, a new plastic lithium ion battery for automotive use and testing of advanced vehicle batteries. The Company also has several engineering contracts with the Hyundai Motor Company to design, develop and test electric drive train products and related components. Hyundai Motor Company is contracting with the Company for the development of a hybrid vehicle and is preparing to produce the Panther(TM) drive system for their electric vehicles.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced recurring cash flow shortages due to operating losses primarily attributable to research, development, administrative and other costs associated with the Company's effortd to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its products profitably, it will need to continue to rely extensively on cash from external financing. The Company anticipates that it will require additional outside financing for at least one more year.

During 1998, the Company spent $274,000 in cash on operating activities to fund the net loss of $3,525,000, resulting from the factors explained in the following section of this discussion and analysis. Accounts receivable decreased by

$753,000 as many of the Company's engineering contracts were funded in advance. This also resulted in the increase of $343,000 in customer deposits. Inventory decreased by $371,000, net of write-downs of $949,000. The Company has discontinued production activity on certain products, with the result that the inventories for these products was no longer expected to be used, converted and sold in the normal course of business. The value of these inventories was reduced to reflect their sale at liquidation prices. This reduction resulted in a charge to operations of $734,000 in the quarter ended January 31, 1998, and an additional charge to operations of $215,000 in the quarter ended July 31, 1998.

The operations of the Company during 1998 were financed primarily by the funds received on engineering contracts and partly on funds received in the prior year from the sale of a technology license. In January, 1998 the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

It is management's intention to continue its debt restructuring and to seek additional financing through private placements as well as other means. As of October 23, 1998, however, the Company had no firm commitments to provide significant additional financing to the Company.

IF THE COMPANY IS UNABLE TO CONTINUE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

ADDITIONAL FUNDING WILL BE NEEDED DURING 1999. AS OF OCTOBER 23, 1998, THE COMPANY HAD NO FIRM COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales of $1,938,000 for 1998 decreased $2,546,000, or 57% from $4,484,000 in
1997. Two primary factors caused the decrease. In 1997, the Company sold a technology license to HMC and HEI for $2,000,000, and there were no such corresponding sales of a technology license in 1998. Secondly, the Company discontinued the sales of electric vehicles in 1998 and focused on the engineering, development and testing of electric drive trains and related components. Of the Company's total sales for 1998, $1,218,000, or 63% were revenues realized on engineering contracts with DARPA, the Hyundai Group of Korea and other customers.

Net sales of $4,484,000 for 1997 increased $275,000, or 7% from 1996. Sales of converted sedans and light trucks decreased by 39% from 1996. The Company was working down its backlog of these vehicles in 1997. The Company realized revenues of $525,000 in 1997 from various engineering contracts of its Components division, acquired in October, 1996. Sales revenue for this product line also included the sale of a $2,000,000 technology license to HMC and HEI. Sales of off-road industrial electric vehicles decreased significantly from 1996 because the Company sold the assets and certain liabilities of the Industrial Electric Vehicles business in September, 1996.

In 1998, cost of sales as a percentage of sales increased to 143%. The increase in cost of sales is largely due to charges of $949,000 related to the write-down of inventory to market value. Since the Company discontinued the production of some product lines in 1998, market value represented liquidation prices for some of the inventory. The Company has continued to achieve cost reductions.

Cost of sales as a percentage of sales decreased to 46% in 1997 from 128% in 1996. Sales revenue for 1997 included a sale of a technology license of $2,000,000. Excluding the sale of the technology license, cost of sales for 1997 was 82.2% of sales. As the Company worked down its backlog of retrofit vehicles and delivered them to customers, some of the obsolescence and liability reserves proved to be larger than the costs incurred in completing the work. The adjustment of these reserves to appropriate current levels at the end of 1997 resulted in a reduction in reported cost of sales

Research and development expense decreased in 1998 to $445,000 from $1,218,000, a decrease of $773,000, or 63%. While the Company's efforts to reduce staff and cut costs has reduced spending in all areas, the new focus of the Company is centered on research and development. The product development cost incurred in the performance of engineering development contracts is charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense of $1,218,000 in 1997 declined $183,000, or 13% from 1996. The decline was the result of a continuation of the reduction of technical resources by the Company, although this was offset by the October, 1996 acquisition of Systronix Corporation, which is primarily a research company.

Selling, general and administrative expense of $1,697,000 decreased significantly in 1998, by $1,419,000, or 46%, from $3,116,000 in 1997. Continued
and significant reductions in headcount, facility costs and spending were responsible for the decline. Selling, general and administrative expense of $3,116,000 in 1997 declined $2,492,000, or 44% from 1996, as the Company reduced headcount and spending and consolidated operations.

Interest and financing fees in 1998 decreased $127,000, or 16% to $665,000 from $792,000 in 1997. The conversion of debt to common stock in June 1996, October 1996 and March 1997, plus the payment of some debt in March 1997, resulted in lower levels of outstanding debt for all of 1998. In 1997, interest and financing fees decreased to $792,000 from $1,890,000 in 1996, a decline of 58%. The conversion of $15,000,000 of debt to common stock in June, 1996 significantly reduced the amount of outstanding debt for the Company for 1997 and 1998. An additional $3,600,000 of debt was converted to common stock during 1997. The Company paid off $3,021,000 of debt in 1997, further reducing the outstanding debt.

In connection with the settlement of $11.8 million of unsecured trade debt under the Company's Debt Retructuring Plan, several unsecured creditors agreed to settle their claims for amounts less than the original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $2,147,000 in 1996. Additional settlements resulted in a gain on debt restructuring of $53,000 in 1997 and $42,000 in 1998.

As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $3,525,000 decreased $1,010,000, or 22% from the $4,535,000 loss in 1997, while the net loss for 1997 decreased $4,819,000 or 52% from $9,354,000 in 1996. These results reflect a significant change in the operating condition of the Company. The cost structure and operating conditions of the Company are now more in line with the sales volume and the scope of business. While the Company is not yet operating at a profit, the fixed costs have been reduced significantly, and the Company is now approaching a position where it will be able to sustain its current level of operations through self-funding.

Year 2000 Computer Software Problem Could Adversely Impact Operations. The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the Year 2000. The Company plans to replace its current accounting system software in the near future with new software that is compliant with Year 2000 requirements. The particular software system has not been identified yet, but preliminary estimates of the total costs to be incurred by the Company to resolve this problem range from $10,000 to $20,000. The Company mainly uses third party "off the shelf" software, and it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems.

The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problem on such entities or the economy in general, or the resulting effect on the Company. As a result, if preventative and/or corrective actions by the Company and those companies with whom the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet developed a contingency plan to operate in the event that any noncompliant critical systems are not remedied by January 1, 2000, but it intends to develop such a plan in the near future.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $85,050,000 at July 31, 1998. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of October 23, 1997, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1998, 1997 and 1996, the Company had substantial net losses of $3,525,000, $4,535,000 and $9,354,000, respectively on sales of $1,938,000, $4,484,000 and $4,209,000, respectively.

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


(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART III

Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain  information with respect to the
Directors and executive officers of the Company:
====================================================================================================================
Name                                                   Age               Position
--------------------------------------------------------------------------------------------------------------------

Carl D. Perry                                          66                Chairman of the Board and Chief Executive
                                                                         Officer
--------------------------------------------------------------------------------------------------------------------

Edwin O. Riddell (1) (2)                               56                Director
--------------------------------------------------------------------------------------------------------------------

David A. Ishag (1) (2)                                 31                Director
--------------------------------------------------------------------------------------------------------------------

Donald H. Dreyer (2)                                   62                Director
====================================================================================================================

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

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 1998, all Reporting Persons complied with all applicable filing requirements.

Item 11.     Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation earned by the Company's Chief Executive Officer and former Chief Executive Officer, and each of the other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for the years ended July 31, 1998, 1997, and 1996 (collectively, the "Named Executive Officers"). There are no Officers or Executives of the Company whose salary currently exceeds $100,000.00.

                           Summary Compensation Table
Name and Principal Position                                                   Annual Compensation
---------------------------                         --------------------------------------------------------------
                                                                                            Long-Term Compensation
                                                                                            ----------------------
                                                      Year                                  Awards
                                                      ----                                  ------
                                                                                                  Securities
                                                                                                  Underlying
                                                                  Salary      Bonus              Options/SARs
                                                                    ($)        ($)                    (#)
                                                                  ------      -----              ------------

Roy Y. Kusumoto (2)                                   1998        17,308           --                 --
Former Chief Executive Officer                        1997        50,000           --                 --
  and President                                       1996        50,000           --                 --


Carl D. Perry (1)                                     1998        55,770           --                 --
Chief Executive Officer                               1997        75,000           --                 --
                                                      1996        75,000           --                 --

 (1) Mr. Perry was elected as Chief Executive Officer in November 1997. Amounts paid to Mr. Perry for all periods shown were paid to Mr. Perry as an Executive Vice President of the Company. Mr. Perry's current salary is $50,000 per year.

  (2) Mr. Kusumoto became Chief Executive Officer of the Company in April 1995 and ceased to be a Director or officer of the Company in November 1997.

Option/SAR Grants

              No grants of stock options or stock appreciation rights ("SARs") were made during fiscal 1998 to the Named Executive Officers.

Option Exercises and Option Values

              The following table sets forth information concerning option exercises during 1998, and the aggregate value of unexercised options as of July
31, 1998, held by each of the Named Executive Officers:
                                          Aggregated Option/SAR Exercises in 1998
                                            and Option Values at July 31, 1998

                                                                Number of Securities
                                   Aggregate                    Underlying Unexercised             Value of Unexercised
                                     Option                          Options at                   In-the-Money Options at
                                 Exercises in 1998                  July 31, 1998                    July 31, 1998 (1)
                                 -----------------                -------------------          --------------------------

                                      Shares          Value
                                   Acquired on       Realized
Name                               Exercise (#)        ($)        Exercisable   Unexercisable   Exercisable   Unexercisable
----                               ------------      --------     -----------   -------------   -----------   -------------
Carl D. Perry                          --              --           1,092,000     108,000          $ --           $ --

Roy Y. Kusumoto                        --              --           2,000,000          --          $ --           $ --

(1) Calculated on the basis of the average of the high bid and low ask prices of the Common Stock on July 31, 1998 of $0.045 per share, minus the exercise price.

Compensation of Directors

         Directors of the Company do not receive any compensation for their services as Directors. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. One Director, Donald H. Dreyer is paid a consulting fee for attendance at Company Board meetings. In 1998, the total amount paid to Mr. Dreyer was approximately $4,000 for Board meetings and other consulting activities.

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

         As of October 18, 1998, 4,000 options had been granted and remained outstanding under the Director Option Plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Mr. Edwin Riddell, as Chairman, and Mr. David Ishag. Mr. Riddell was elected Chairman in August 1998. Mr. Ishag served as a member of the Compensation Committee during all of Fiscal 1998. Malcolm Currie and James Miller, former Directors of the Company, served on the Compensation Committee until their resignation in 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's  stock as of September  30, 1998,  (i) by each person
(or group of affiliated persons) who is known by the Company to own beneficially more than 5% of each class of the Company's stock, (ii) by each of the Company's
Directors, (iii) by each of the Company's Named Executive Officers listed in the
Summary  Compensation  Table  below,  and  (v) by the  Company's  Directors  and executive  officers as a group.  Except as  indicated  in the  footnotes to this table and subject to applicable  community  property  laws, the persons named in the table, based on information  provided by such persons,  have sole voting and investment power with respect to all shares of stock beneficially owned by them.
---------------------------------------------------------------------------------------------------------------------------

5% Shareholders, Directors, Officers                       Common Shares     Percentage of Common Shares             Voting
and Directors and Officers as a Group             Beneficially Owned (1)          Beneficially Owned (2)     Percentage (3)
-------------------------------------             ----------------------     ---------------------------     --------------

---------------------------------------------------------------------------------------------------------------------------
Itochu Corporation                                        51,789,122 (4)                          31.18%             29.56%
2-5-1, Kita-Aoyama 2-chome,
Minato-ku, Tokyo
107-77, Japan
------------------------------------------  -----------------------------  ------------------------------  -----------------

Gerlach & Co.                                                 10,731,507                           7.07%              6.67%
c/o Citibank N.A.
111 Wall Street, 8th Floor
New York, NY  10043
------------------------------------------  -----------------------------  ------------------------------  -----------------

Citibank N.A.                                                 43,508,314                          28.66%             27.05%
111 Wall Street, 8th Floor
New York, NY  10043
------------------------------------------  -----------------------------  ------------------------------  -----------------

Fontal International Ltd.                                 13,499,999 (5)                           8.17%              7.74%
9 Quai des Bergues
Geneva, Switzerland
------------------------------------------  -----------------------------  ------------------------------  -----------------

Hyundai Motor Company                                          8,400,000                           5.53%              5.22%
140-2 Kye-Dong, Chongro-Ku
Seoul, 110-793 Korea
------------------------------------------  -----------------------------  ------------------------------  -----------------

Hyundai Electronics Industries                                 3,600,000                           2.37%              2.22%
San 136-1, Ami-ri, Bubal-eub, Ichon-si
Kyoungki-do, 467-701 Korea
------------------------------------------  -----------------------------  ------------------------------  -----------------

Roy S. Kusumoto                                            2,000,000 (6)                           1.30%              1.23%
------------------------------------------  -----------------------------  ------------------------------  -----------------

Carl D. Perry                                              1,132,500 (7)                               *                  *
----------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------

5% Shareholders, Directors, Officers                       Common Shares     Percentage of Common Shares             Voting
and Directors and Officers as a Group             Beneficially Owned (1)          Beneficially Owned (2)     Percentage (3)
-------------------------------------             ----------------------     ---------------------------     --------------

---------------------------------------------------------------------------------------------------------------------------
Edwin O. Riddell                                               3,000 (8)                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------

David A. Ishag                                                 1,000 (9)                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------

Donald H. Dreyer                                                       0                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------

All Directors and executive officers as                   1,136,500 (10)                               *                  *
a group (4 persons)
------------------------------------------  -----------------------------  ------------------------------  -----------------

*        Indicates less than 1%

(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after September 30, 1998.

(2) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after September 30, 1998.

(3) The percentages are based on the number of shares of Common Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding; (iii) the total Series B Preferred Stock outstanding; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after September 30, 1998. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders.

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

(6) Includes 2,000,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.40 per share. Mr. Kusumoto resigned as Chairman and President of the Company and from the Board of Directors in November 1997.


(7) Includes 1,132,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.30 per share.

(8) Includes 3,000 shares of Common Stock issuable pursuant to stock options.

(9) Includes 1,000 shares of Common Stock issuable pursuant to stock options

(10) Includes 1,136,000 shares of Common Stock issuable pursuant to stock options exercisable at prices ranging from $0.30 to $0.60 per share.

Item 13.     Certain Relationships and Related Transactions

         The following are certain transactions entered into between the Company and its officers, directors and principal shareholders and their affiliates since August 1, 1997.

Transactions with Secured Creditors and Others:

Itochu Corporation

         As of August 1997, there was $3,000,000 of debt outstanding to Itochu, a principle shareholder of the Company, pursuant to a Supplemental Loan Agreement. The debt is convertible at the election of Itochu at any time, or automatically upon the occurrence of certain events, into shares of Common Stock at a conversion rate of $0.30 per share. The debt is secured by all of the assets of the Company. The maturity date of the debt was April 1998. Negotiations to extend the maturity date of the debt were initiated, but to date no agreement has been reached.

         Additionally, Itochu issued $1,300,000 of convertible secured notes to the Company under a Supplemental Loan Agreement with a maturity date of December 1997. To date, no agreement has been reached on extending the maturity date of this debt.

Fontal International, Ltd. ("Fontal")

         In January 1998, the Company borrowed $200,000 from Fontal, a creditor and shareholder of the Company, under a short term, non-interest bearing promissory note, and this amount was outstanding at the end of 1998.
Additionally, there is an outstanding balance of $800,000 on unsecured convertible bonds held by Fontal at the end of 1998.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.    Financial Statements

                  The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page 24.

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

         (b)      Reports on Form 8-K

                  None





         (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on October 27, 1998.

U.S. ELECTRICAR, INC.

By:    /s/ Carl D. Perry
       -------------------------------------------------------------------------
       Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl D. Perry, with full power to act alone, his true and lawful attorneys-in-fact, with full power of substitution, and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Signature                                            Title                      Date
---------                                            -----                      ----
/s/ Carl D. Perry                                    Chief Executive            October 27, 1998
--------------------------------------------         Officer and Director
Carl D. Perry                                        (Principal Executive
                                                     Officer)


/s/ Edwin O. Riddell                                 Director                   October 27, 1998
--------------------------------------------
Edwin O. Riddell


/s/ David A. Ishag                                   Director                   October 27, 1998
--------------------------------------------
David A. Ishag


/s/ Donald H. Dreyer                                 Director                   October 27, 1998
--------------------------------------------
Donald H. Dreyer


--------------------------------------------------------------------------------



                             U. S. ELECTRICAR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1

CONSOLIDATED BALANCE SHEETS - JULY 31, 1998 AND 1997.........................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS -
     YEARS ENDED JULY 31, 1998, 1997 AND 1996................................F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT -
     YEARS ENDED JULY 31, 1998, 1997 AND 1996................................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS -
     YEARS ENDED JULY 31, 1998, 1997 AND 1996................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................F-9


--------------------------------------------------------------------------------
                                       24

INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
U. S. Electricar, Inc.


We have audited the accompanying consolidated balance sheets of U. S. Electricar, Inc. as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Electricar, Inc. as of July 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years ended July 31, 1998, in conformity with generally accepted accounting principles.

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


                                               /s/ MOSS ADAMS LLP

Santa Rosa, California
September 24, 1998

                                                          U. S. ELECTRICAR, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                          July 31, 1998 and 1997
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------


                                     ASSETS

                                                                  1998     1997
                                                                 ------   ------
CURRENT ASSETS
  Cash                                                           $  266   $  333
  Accounts receivable, net of allowance for doubtful accounts
    of $108 and $115                                                108      829
  Inventories                                                       492    1,812
  Note receivable                                                   250     --
  Prepaids and other current assets                                 124      258
                                                                 ------   ------
        Total current assets                                      1,240    3,232

PROPERTY, PLANT AND EQUIPMENT                                       318    1,099

OTHER ASSETS                                                        100      182
                                                                 ------   ------
        Total assets                                             $1,658   $4,513
                                                                 ======   ======

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-2



                                                          U. S. ELECTRICAR, INC.
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                          July 31, 1998 and 1997
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  1998        1997
                                                                                --------    --------
CURRENT LIABILITIES
  Accounts payable                                                              $  2,448    $  2,335
  Accrued payroll and related expenses                                               358         634
  Accrued warranty reserve                                                           474         564
  Accrued interest                                                                 1,262         598
  Other accrued expenses                                                             285         337
  Customer deposits                                                                  387          44
  Current maturities of long-term debt                                             5,727       5,220
  Reserve for lease terminations                                                    --            28
  Current maturities of obligations under capital lease                             --           209
                                                                                --------    --------

        Total current liabilities                                                 10,941       9,969
                                                                                --------    --------

LONG-TERM DEBT, less current maturities                                            3,332       3,639
                                                                                --------    --------

STOCKHOLDERS' DEFICIT
  Series A preferred stock - no par value; 30,000,000 shares authorized; 3,321,000 and 3,621,000 shares issued and
      outstanding at 1998 and 1997, respectively; liquidating
      preference $0.60 per share aggregating $1,993 and $2,173,
      respectively                                                                 2,258       2,630
  Series B preferred stock - no par value; 5,000,000 shares
      authorized; 1,291,000 and 1,340,000 shares issued and
      outstanding at 1998 and 1997, respectively                                   2,584       2,682
  Stock notes receivable                                                          (1,149)     (1,149)
  Common stock - no par value; 300,000,000 share authorized;
      151,767,000 and 151,068,000 shares issued and outstanding
      at 1998 and 1997, respectively                                              68,742      68,267
  Accumulated deficit                                                            (85,050)    (81,525)
                                                                                --------    --------

        Total stockholders' deficit                                              (12,615)     (9,095)
                                                                                --------    --------

        Total liabilities and stockholders' deficit                             $  1,658    $  4,513
                                                                                ========    ========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                          U. S. ELECTRICAR, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        Years Ended July 31, 1998, 1997 and 1996
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                             1998             1997             1996
                                                    -------------    -------------    -------------

     NET SALES                                      $       1,938    $       4,484    $       4,209

     COST OF SALES                                          2,765            2,042            5,370
                                                    -------------    -------------    -------------

     GROSS MARGIN                                            (827)           2,442           (1,161)
                                                    -------------    -------------    -------------

     OTHER COSTS AND EXPENSES
          Research and development                            445            1,218            1,401
          Selling, general and administrative               1,697            3,116            5,608
          Interest and financing fees                         665              792            1,890
          Other (income)/expense                              (67)             274              740
          Acquisition of research and development            --              1,630             --
          Facility closures and consolidation
              of operations                                  --               --                701
                                                    -------------    -------------    -------------

                  Total other costs and expenses            2,740            7,030           10,340
                                                    -------------    -------------    -------------

     LOSS FROM CONTINUING OPERATIONS                       (3,567)          (4,588)         (11,501)

     GAIN ON DEBT RESTRUCTURING                                42               53            2,147
                                                    -------------    -------------    -------------

     NET LOSS                                       $      (3,525)   $      (4,535)   $      (9,354)
                                                    =============    =============    =============

     PER COMMON SHARE
          Loss from continuing operations           $       (0.02)   $       (0.03)   $       (0.17)
          Gain on debt restructuring                         --               --               0.03
                                                    -------------    -------------    -------------

                  Net loss per common share         $       (0.02)   $       (0.03)   $       (0.14)
                                                    =============    =============    =============

     WEIGHTED AVERAGE SHARES
          OUTSTANDING                                 151,265,026      133,805,603       67,905,941
                                                    =============    =============    =============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                                      U. S. ELECTRICAR, INC.
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                    Years Ended July 31, 1998, 1997 and 1996
                                                                              (In thousands)
--------------------------------------------------------------------------------------------

                                                                               PREFERRED STOCK
                                                                   ------------------------------------------
                                                                        SERIES A              SERIES B              COMMON STOCK
                                                                   -------------------   --------------------    -------------------
                                                                   SHARES      AMOUNT     SHARES      AMOUNT      SHARES     AMOUNT
                                                                   --------   --------   --------    --------    --------   --------

     BALANCE, JULY 31, 1995                                        6,275    $  5,148        --      $   --        55,223   $ 38,715

     PREFERRED STOCK TRANSACTION
        Conversion of unsecured debt                                --          --         1,587       3,175        --         --

     COMMON STOCK TRANSACTIONS
        Sales under Regulation S subscription
         agreement                                                  --          --          --          --        10,670      2,701
        Exercise of warrants                                                                                         220         28
        Conversion of Series S Bonds and
         accrued interest                                           --          --          --          --        43,214     12,964
        Conversion of Series I Bonds and
         accrued interest                                           --          --          --          --         7,913      2,374
        Conversion of Series A preferred stock                    (2,265)     (2,165)       --          --         2,265      2,165
        Conversion of debt                                          --          --          --          --           715        210

     INTEREST ON STOCK NOTES RECEIVABLE                             --          --          --          --          --         --

     NET LOSS                                                       --          --          --          --          --         --
                                                                --------    --------    --------    --------    --------   --------

     BALANCE, JULY 31, 1996                                        4,010       2,983       1,587       3,175     120,220     59,157

     PREFERRED STOCK TRANSACTION
        Conversion of unsecured debt                                --          --            42          85        --         --

     COMMON STOCK TRANSACTIONS
        Sales under Regulation S subscription
         agreement                                                  --          --          --          --        12,000      3,600
        Systronix acquisition                                       --          --          --          --         3,800        760
        Conversion of Series S Bonds and
         accrued interest                                           --          --          --          --        10,732      3,219
        Conversion of Series A preferred stock                    (389)         (353)       --          --           389        353
        Conversion of Series B preferred stock                      --          --          (289)       (578)      1,927        578
        Conversion of debt                                          --          --          --          --         2,000        600

     INTEREST ON STOCK NOTES RECEIVABLE                             --          --          --          --          --         --

     NET LOSS                                                       --          --          --          --          --         --
                                                                --------    --------    --------    --------    --------   --------

     BALANCE, July 31, 1997                                        3,621       2,630       1,340       2,682     151,068     68,267

     COMMON STOCK TRANSACTIONS
        Conversion of Series A preferred stock                      (300)       (372)       --          --           300        372
        Conversion of Series B preferred stock                      --          --           (49)        (98)        324         98
        Stock for services                                          --          --          --          --            75          5

     NET LOSS                                                       --          --          --          --          --         --
                                                                --------    --------    --------    --------    --------   --------

     BALANCE, July 31, 1998                                        3,321    $  2,258       1,291    $  2,584     151,767   $ 68,742
                                                                ========    ========    ========    ========    ========   ========



                                                                STOCK NOTES     ACCUMULATED
                                                                 RECEIVABLE       DEFICIT      TOTAL
                                                                ------------     ---------   -------

     BALANCE, JULY 31, 1995                                     $   (987)        $(67,636)   $(24,760)

     PREFERRED STOCK TRANSACTION
        Conversion of unsecured debt                                --               --        3,175

     COMMON STOCK TRANSACTIONS
        Sales under Regulation S subscription
         agreement                                                  --               --        2,701
        Exercise of warrants                                        --               --           28
        Conversion of Series S Bonds and
         accrued interest                                           --               --       12,964
        Conversion of Series I Bonds and
         accrued interest                                           --               --        2,374
        Conversion of Series A preferred stock                      --               --       --
        Conversion of debt                                          --               --          210

     INTEREST ON STOCK NOTES RECEIVABLE                              (74)            --          (74)

     NET LOSS                                                       --             (9,354)    (9,354)
                                                                --------         --------    --------

     BALANCE, JULY 31, 1996                                       (1,061)         (76,990)   (12,736)

     PREFERRED STOCK TRANSACTION
        Conversion of unsecured debt                                --               --           85

     COMMON STOCK TRANSACTIONS
        Sales under Regulation S subscription
         agreement                                                  --               --        3,600
        Systronix acquisition                                       --               --          760
        Conversion of Series S Bonds and
         accrued interest                                           --               --        3,219
        Conversion of Series A preferred stock                      --               --       --
        Conversion of Series B preferred stock                      --               --       --
        Conversion of debt                                          --               --          600

     INTEREST ON STOCK NOTES RECEIVABLE                              (88)            --          (88)

     NET LOSS                                                       --             (4,535)    (4,535)
                                                                --------         --------    --------

     BALANCE, July 31, 1997                                       (1,149)         (81,525)    (9,095)

     COMMON STOCK TRANSACTIONS
        Conversion of Series A preferred stock                      --               --
        Conversion of Series B preferred stock                      --               --
        Stock for services                                          --               --            5

     NET LOSS                                                       --             (3,525)    (3,525)
                                                                --------         --------    --------

     BALANCE, July 31, 1998                                     $ (1,149)        $(85,050)  $(12,615)
                                                                ========         ========   =========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------------------------

                                                          U. S. ELECTRICAR, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Years Ended July 31, 1998, 1997 and 1996
                                                                  (In thousands)
--------------------------------------------------------------------------------

                                                                                     1998           1997           1996
                                                                                 -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                        $ (3,525)      $ (4,535)      $ (9,354)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation and amortization                                                212            578            968
             Provision for facility closures and consolidation
                 of operations                                                              -              -            701
             Change in allowance for doubtful accounts                                     (7)          (319)            93
             Provision to reduce inventory values                                         949            308              -
             Gain on debt restructuring                                                   (42)           (53)        (2,147)
             Changes in valuation allowances and reserves                                (368)        (1,011)        (1,449)
             Purchase of research and development                                           -          1,630              -
             Stock issued in settlement of legal claim                                      5              -              -
             Loss of disposal of equipment                                                353              -              -
             Gain on sale of Industrial Electric Vehicles                                   -           (158)             -
             Interest income on stock notes receivable                                      -            (88)           (74)
             Write-off of development costs and leasehold
                 improvements                                                               -              -            137
             Interest converted to common stock                                             -            194          1,575
         Change in operating assets and liabilities:
             Accounts receivable                                                          753            (54)           415
             Inventories                                                                  371            589          4,916
             Prepaids and other current assets                                            191            (53)           302
             Accounts payable and accrued expenses                                        491            (39)           (27)
             Deferred revenues                                                              -              -            250
             Customer deposits                                                            343           (164)          (690)
                                                                                 -------------  -------------  -------------

                     Net cash used by operating activities                               (274)        (3,175)        (4,384)
                                                                                 -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Advances to Systronix Corporation                                                      -              -         (1,000)
     Purchases of property, plant and equipment                                            (8)           (13)             -
     Proceeds from sale of equipment                                                       35              -              -
     Repayments on advances to Systronix Corporation                                        -            209              -
                                                                                 -------------  -------------  -------------

                     Net cash provided (used) by investing activities                      27            196         (1,000)
                                                                                 -------------  -------------  -------------

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                          U. S. ELECTRICAR, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        Years Ended July 31, 1998, 1997 and 1996
                                                                  (In thousands)
--------------------------------------------------------------------------------


                                                                                     1998           1997           1996
                                                                                 -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                              -         (3,021)          (259)
     Payments on capital leases                                                           (20)          (152)             -
     Borrowings on notes payable                                                          200          3,122          2,608
     Proceeds from issuance of common stock                                                 -          3,350          2,701
     Exercise of options and warrants                                                       -              -             28
                                                                                 -------------  -------------  -------------

                 Net cash provided by financing activities                                180          3,299          5,078
                                                                                 -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH                                                           (67)           320           (306)

CASH

     Beginning of year                                                                    333             13            319
                                                                                 -------------  -------------  -------------

     End of year                                                                 $        266   $        333   $         13
                                                                                 =============  =============  =============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                          U. S. ELECTRICAR, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        Years Ended July 31, 1998, 1997 and 1996
                                                                  (In thousands)
--------------------------------------------------------------------------------

                                                                              1998              1997              1996
                                                                         --------------    --------------    --------------
SUPPLEMENTAL CASH-FLOW INFORMATION:
     Cash paid during the year for interest                               $   3            $  162            $  30

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of Series A preferred stock to common stock               $   372          $  353            $  2,165
     Conversion of Series B preferred stock to common stock               $    98          $  578            $  -
     Decrease in capital lease payable due to cancellation                $   190          $  -              $  -
     Conversion of investment to note receivable                          $   250          $  -              $  -
     Conversion of debt to common stock                                   $   -            $  600            $  210
     Conversion of debt to Series B preferred stock                       $   -            $  85             $  3,175
     Notes issued in connection with debt restructuring                   $   -            $  15             $  4,148
     Conversion of deferred revenues to common stock                      $   -            $  250            $  -
     Conversion of Series S bonds to common stock                         $   -            $  3,000          $  15,338
     Assumption of notes payable in connection with acquisition           $   -            $  800            $  -
     Note issued in connection with acquisition                           $   -            $  830            $  -
     Note assumed by buyer in connection with sale of Industrial
         Electric Vehicles                                                $   -            $ (1,013)         $  -
     Conversion of accrued interest to common stock                       $   -            $  219            $  -
     Conversion of accrued interest to notes payable                      $   -            $  139            $  -
     Acquisition of assets through capital lease                          $   -            $  361            $  -
     Sale of net assets of Industrial Electric Vehicles                   $   -            $  858            $  -
     Acquistion of certain assets, related debt and research and development from Systronix Corporation for debt and
         stock options, net                                               $   -            $ (819)           $  -

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

                                                          U. S. ELECTRICAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE  1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc. was incorporated in 1976 in California as Solar Electric Engineering, Inc., and subsequently changed its name to U. S. Electricar, Inc., in 1994. Prior to fiscal year 1998, the Company produced and sold electric vehicles. In 1998, the Company focused its efforts on the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts. The Company's efforts related to the production of electric vehicles were discontinued.

Principles of consolidation - The consolidated financial statements include the accounts of U. S. Electricar, Inc., and its wholly owned subsidiary, Industrial Electric Vehicles, Inc. Substantially all assets and liabilities of Industrial Electric Vehicles, Inc., were sold during the year ended July 31, 1997 (see Note
3). All material intercompany transactions and balances have been eliminated in consolidation.

Inventory - Inventory is comprised of electric vehicles, raw materials and work-in-process. Inventory is stated at market, which is lower than cost.

Property, plant and equipment - Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicates the sum of expected cash flows from use of the asset is less than its carrying value. Long-lived assets that management has committed to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Warranties - Estimated electric vehicle warranty costs are provided at the time of sale. Warranties, in general, are extended for one year from time of vehicle sale.

Income taxes - Deferred income taxes are recognized using enacted tax rates, and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Revenue recognition - Revenue from the sale of electric vehicles was recognized when the vehicle was delivered to the customer. Revenue on engineering and research and development contracts is recognized on a percentage of completion basis.

Loss per common share - The Company has implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share ("EPS"). Basic EPS includes no dilution and is computed by dividing income available to common stockholders, after deduction for cumulative unpaid dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company's losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. Series A and B preferred stock, stock options, warrants and convertible notes and bonds exercisable into 55,800,000 shares of common stock were outstanding as of July 31, 1998. These securities were not included in the computation of diluted EPS because of the losses, but could potentially dilute EPS in future years.


--------------------------------------------------------------------------------
                                                                        Page F-9

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds. Cash is deposited with known creditable financial institutions. Two major customers accounted for 70% of Company sales for the year ended July 31, 1998. The Company's largest customer is also a stockholder, and accounted for 53% of total sales. At July 31, 1998, amounts due from this customer, which are included in accounts receivable, were $39,000.

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

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of the Company's short-term and long-term debt may be substantially less than the carrying value since there is no readily ascertainable market for the debt, given the financial position of the Company.

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


--------------------------------------------------------------------------------
                                                                       Page F-10

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements - The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income"; SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"; SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements, and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.

SFAS No. 130 and No. 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier years to be restated. SFAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of these statements will have no material impact on the Company's consolidated financial statements and the results of operations and financial position will be unaffected by their implementation.

Reclassifications - Certain reclassification have been made to prior years' financial statements to conform to the current year's presentation.


NOTE  2 - GOING CONCERN

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $85,050,000 at July 31, 1998. A substantial portion of the losses are attributable to research, development and other costs associated with the Company's development and production of electric vehicles, including the conversion of gas-powered cars and light trucks to electric power, as well as restructuring the Company's operations.

During the three years ended July 31, 1998, the Company obtained approximately $9 million (net of debt repayments) in cash from financing activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During 1997 the Company was successful in selling $3,600,000 of its common stock and converting $3,600,000 of its convertible debt to common stock.


--------------------------------------------------------------------------------
                                                                       Page F-11

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  2 - GOING CONCERN (Continued)

It is management's plan to seek additional financing through private placements as well as other means. As of September 24, 1998, the Company had no commitments from any person or entity to provide additional financing to the Company.

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


NOTE  3 - ACQUISITIONS AND SALES

The Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of Systronix Corporation (Systronix) in October 1996. Systronix was a developer of technologically advanced electric propulsion systems for electric-powered vehicles.

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

In conjunction with this transaction, the Company employed substantially all of then-existing employees of Systronix Corporation. Pursuant to such employment, the Company granted to these employees qualified and non-qualified stock options under the Company's 1996 Employee and Consultant Stock Option Plan. The options granted in the aggregate total approximately 10,228,000 options at an exercise price of $0.30 cents per share, subject to various vesting schedules, with all options vested no later than five (5) years from date of grant.
The Plan was approved by the Board of Directors of the Company.

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


--------------------------------------------------------------------------------
                                                                       Page F-12

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  4 -     INVENTORIES (in thousands)

                                          1998                    1997
                                    --------------------    --------------------

Finished goods                      $               120     $               667
Work-in-process                                     101                     375
Raw materials                                       437                   1,062
                                    --------------------    --------------------

                                                    658                   2,104
Less valuation adjustment                           166                     292
                                    --------------------    --------------------

                                    $               492     $             1,812
                                    ====================    ====================


The Company has approximately $30,000 of inventory in Mexico at July 31, 1998.

In December 1994, the Company entered into a manufacturing agreement with a vendor whereby the Company agreed to sell to the vendor sufficient inventory to complete the conversion of 84 sedans and pick-up trucks to electric power and then to repurchase the completed vehicles upon completion of the manufacturing process. The selling price was established at a 10% discount from the repurchase price; and the terms of the agreement gave the vendor a purchase money interest in inventory. Due to the repurchase agreement, the Company did not account for this transaction as a sale. The Company initially accrued the difference between the selling price and repurchase price as interest expense. However, the interest expense accrual was later reversed by the Company as a result of an amendment to the agreement in July 1995, which eliminated the price difference and required only the refund to the vendor of the net amount of money paid to the Company under the agreement. During 1995, the vendor paid the Company $867,000, and the Company paid the vendor $64,000--for a difference of $803,000, which was recorded as an account payable. Under the July 1995 amendment, and separate from the debt restructuring process, a portion of anticipated proceeds from future sales of unsold vehicles in which the vendor had a purchase money interest was to be paid to the vendor; and the vendor was to ratably release its interest in such vehicles as they were sold until the $803,000 was fully repaid. At July 31, 1998, approximately $98,000 remains unpaid and is included in accrued expenses.

NOTE  5 - PROPERTY, PLANT AND EQUIPMENT (in thousands)
                                                            1998              1997
                                                     ----------------    -----------------

Computers                                            $           872     $          1,191
Machinery and equipment                                          267                  470
Furniture and office equipment                                   196                  513
Leasehold improvements                                            47                  106
Construction in progress                                           7                  450
Automobiles and demonstration vehicles                             -                  135
                                                     ----------------    -----------------

                                                               1,389                2,865
Less accumulated depreciation and amortization                 1,071                1,766
                                                     ----------------    -----------------

                                                     $           318     $          1,099
                                                     ================    =================

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  6 - LONG-TERM DEBT (in thousands, except for shares data)

                                                                                          1998                    1997
                                                                                   --------------------    --------------------
Convertible  secured  note  under a  Supplemental  Loan  Agreement  with  ITOCHU
     Corporation, with interest at 12%; principal and interest were due in April
     1998; secured by the Company's personal
     property                                                                      $             3,000     $             3,000

Secured  subordinated   promissory  note  -  Credit  Management  Association  of
     California  (CMAC) as  exclusive  agent for  NonQualified  Creditors,  with interest  at 3% for the  first 5 years,  6% for  years 6 and 7, and then at prime plus 3% through  date of  maturity;  interest  payments are made upon payment of principal,  with  principal and interest due no later than April
     2016;  secured  with an interest in a sinking fund escrow with a balance of
     $4 thousand and $7 thousand as of July 31, 1998 and 1997, respectively; the sinking  fund  escrow  requires  the Company  fund the account  with 10% of future equity  financing,  including  convertible debt converted to equity;
     payments on this note are  subordinated to payment in full on all principal
     and accrued interest owed on the Qualified Creditors promissory note                        3,332                   3,332

Convertible  secured  notes  under a  Supplemental  Loan  Agreement  with ITOCHU
     Corporation,  with  interest at 12%;  principal  and  interest  were due in
     December 1997; secured by the Company's personal property                                   1,300                   1,300

Convertible bonds with interest at 10%; principal and interest were due
     in July 1997                                                                                  800                     800

Secured  subordinated  promissory note - (CMAC) as exclusive agent for Qualified
     Creditors,  with  interest at 3%;  principal  and interest are due in April
     1999; secured with an interest in a sinking fund escrow
                                                                                                   307                     307

Other                                                                                              320                     120
                                                                                   --------------------    --------------------

                                                                                                 9,059                   8,859
Less current maturities                                                                          5,727                   5,220
                                                                                   --------------------    --------------------

                                                                                   $             3,332     $             3,639
                                                                                   ====================    ====================

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE  6 - LONG-TERM DEBT (Continued)

In September 1994, the Company issued 120 units of Series S secured convertible bonds, totaling $12,000,000, and received proceeds of $10,140,000, net of fees of $1,860,000. Each of the units consisted of $100,000 in principal and a warrant to purchase 10,000 common shares. The bonds, which bear interest at 10%, were initially due in March 1995 and were secured by the personal property of the parent company, excluding securities of its subsidiary. The Company also issued additional warrants to purchase 1,200,000 common shares representing additional issuance fees. The warrants were exercisable through July 1997 at an exercise price of $3.20 per share. The excess of fair-market value over the exercise price of the warrants of $1,920,000, and the fees of $1,860,000, were recorded as debt discount and amortized over the initial period of the bonds. In March 1995, the Company had neither sufficient funds, nor commitments to receive sufficient funds, to pay the principal and interest. Subsequently, the Company negotiated an extension of the bonds' maturity to March 1996; the conversion of $600,000 of the unpaid interest to principal; and a conversion price for most of the debt of $0.30 per share. In July 1995, the Company converted $4,100,000 of the Series S bonds to 13,667,000 shares of common stock at $0.30 per share. In December 1995, the company converted $210,000 of the Series S secured convertible bonds to 700,000 shares of common stock at $0.30 per share. In March 1996, accrued unpaid interest of $71,000 on the bonds was added to principal. Also in March 1996, the Company converted $491,000 of the bonds to 1,638,000 shares of common stock at $0.30 per share. In June 1996, the Company converted $4,870,000 of the Series S secured convertible bonds to 16,233,000 shares of common stock at $0.30 per share, and accrued interest of $1,111,000 was converted to 3,704,000 shares of common stock at $0.30 per share. In March 1997, the remaining $3,000,000 of Series S Bonds and $219,000 of accrued interest were converted to 10,732,000 shares of common stock at $0.30 per share.

The Company and ITOCHU Corporation entered into a Supplemental Loan Agreement in April 1995, whereby ITOCHU agreed to lend the Company amounts equal to funds the Company received from other outside lenders or investors, up to $3,000,000, at 10% annual interest. The notes were secured by the personal property of the parent company and were convertible at $0.30 per share into the Company's common stock. The convertible subordinated note from ITOCHU had an original maturity date of June 1997, with interest payments due semi-annually. The interest payment of $331,000 due December 1994 was not paid, causing an event of default. In February 1995, the Company made a partial interest payment of $25,000. In April 1995, the Company and ITOCHU agreed to accelerate the maturity of the note to April 1996, and change the conversion price from $5.00 to $0.30 per share. In July 1995, $4,100,000 of the note was converted to 13,667,000 shares of common stock at $0.30 per share. In June 1996, the Company converted the $4,880,000 balance of the convertible subordinated note from ITOCHU to 16,267,000 shares of common stock at $0.30 per share, and the accrued unpaid interest of $1,612,000 was converted to 5,372,000 shares of common stock at $0.30 per share. The maturity date was extended to April 1998. The principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of September 24, 1998, Itochu Corporation had not yet exercised any of its remedies with respect to the notes.

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

In April 1996, and as amended in July 1996, the Company issued two promissory notes, due April 1999, for $256,000 and $560,000, and one promissory note due April 2016 for $3,332,000, to the Credit Managers Association of California ("CMAC") as the exclusive agent for certain unsecured creditors who settled with the Company in connection with its Debt Restructuring Plan. In May 1997 the Company issued an additional promissory note, due April 1999 for $15,000 to CMAC under the Debt Restructuring Plan.


NOTE  7 - CAPITAL LEASE

Included in the acquisition of certain assets and liabilities of Systronix was the assumption of a purchase contract for a high performance dynamometer. This acquisition was financed through a capital lease. The lease required monthly payments of $22,000 and was scheduled to mature in May 1998. The Company was unable to continue making the monthly lease payments and the dynamometer was returned to the manufacturer, who was the holder of the lease. The excess of the undepreciated capital asset's cost over the remaining liability, which totaled $249,000, was charged to expense in 1998.


NOTE  8 - LEASE COMMITMENTS

In 1996 the Company moved substantially all their operations from San Francisco to Torrance, California and assumed the lease of the Torrance facility when it purchased Systronix. The lease expires in February 2000. Future minimum lease payments under this lease agreement are $95,000 and $56,000 for the years ended July 31, 1999 and 2000, respectively.


NOTE  9 - INCOME TAXES (in thousands)

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


NOTE  9 - INCOME TAXES (Continued)

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

                                                     1998              1997
                                               ---------------    --------------
Deferred tax assets
     Federal tax loss carryforward             $       23,558     $      23,682
     State tax loss carryforward                        2,705             3,394
     Basis difference                                   1,610             1,610
     Reserves and allowances                              107               153
     Other, net                                           498               233
                                               ---------------    --------------

                                                       28,478            29,072
Less valuation allowance                               28,478            29,072
                                               ---------------    --------------

Net deferred tax asset                         $            -     $           -
                                               ===============    ==============
Net operating losses expire as follows:

                                                   Net Operating Loss
                                    --------------------------------------------
     Date of expiration                   Federal               California
                                    --------------------    --------------------

            1999                    $               124     $             1,715
            2000                                     51                  16,730
            2001                                     44                   4,541
            2002                                     11                   2,778
            2003                                     64                   1,541
            2004                                    322                       -
            2005                                    443                       -
            2006                                    680                       -
            2007                                  2,552                       -
            2008                                 24,221                       -
            2009                                 33,460                       -
            2010                                  9,083                       -
            2011                                  5,557                       -
            2012                                  2,998                       -
                                    --------------------    --------------------

                                    $            79,610     $            27,305
                                    ====================    ====================


--------------------------------------------------------------------------------
                                                                       Page F-17

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT

Series A preferred stock - Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis, at the election of the holder, or automatically upon the occurrence of certain events, including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference at $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series A preferred stock.

In July 1993, the Board of Directors approved a plan for the sale of shares of Series A preferred stock to certain officers and directors ("Participants") at $0.60 per share. In general, the Participants could purchase these shares for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan were pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding at July 31, 1998. The likelihood of collecting the interest on these notes is remote, therefore, for the year ended July 31, 1998, accrued interest was not recorded.

Series B preferred stock - Series B preferred stock is currently unregistered and each share was initially convertible into 6.66 shares of common stock at the election of the holder. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock.

In April 1996, the Company issued 1,507,000 shares of Series B preferred stock, plus a note for $532,000, in settlement of claims of $3,547,000 under the debt restructuring plan. In 1997 and 1996, an additional 42,300 and 80,000 shares of Series B preferred stock, and notes payable for $15,000 and $28,000, were issued in settlement of $100,000 and $189,000 of claims, respectively.

A total of 49,000 and 289,000 shares of Series B preferred stock were converted to common stock on a 6.66-to-one basis during 1998 and 1997, respectively.

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


NOTE 10 - STOCKHOLDERS' DEFICIT (Continued)

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


NOTE 11 - STOCK OPTIONS AND WARRANTS

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


--------------------------------------------------------------------------------
                                                                       Page F-19

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

The following summarizes common stock option activity (shares in thousands):

                                     1996 Plan                      1993 Plan
                              -------------------------    -----------------------------
                                Shares         Price          Shares          Price
                              ------------   ----------    -------------  --------------

Balance, August 1, 1995                 -       $    -           16,895      $0.60-5.00
Granted                                 -            -           11,415            0.30
Canceled                                -            -          (10,034)      0.60-5.00
Exercised                               -            -                -               -
Expired                                 -            -           (1,007)      0.60-5.00
                              ------------                 -------------

Balance, July 31, 1996                  -            -           17,269       0.30-.060
Granted                            10,367         0.30                -               -
Canceled                             (445)        0.30           (1,135)           0.30
Exercised                               -            -                -               -
Expired                                 -            -              (38)           0.30
                              ------------                 -------------

Balance, July 31, 1997              9,922         0.30           16,096       0.30-0.60
Canceled                           (1,403)        0.30           (4,650)           0.30
Expired                               (80)        0.30              (63)           0.30
                              ------------                 -------------

Balance, July 31, 1998              8,439       $ 0.30           11,383      $0.30-0.60
                              ============                 =============


                                       Director
                                     Option Plan                        Other
                              ---------------------------   ------------------------------
                                Shares         Price           Shares           Price
                              -----------  --------------   --------------  --------------

Balance, August 1, 1995               16      $0.24-6.88            2,069      $0.60-3.00
Granted                               13            0.20                -               -
Canceled                               -               -                -               -
Exercised                              -               -                -               -
Expired                               (9)      0.71-6.88             (574)      0.60-2.80
                              -----------                   --------------

Balance, July 31, 1996                20       0.20-6.88            1,495       0.60-2.80
Granted                                -               -                -               -
Canceled                               -               -                -               -
Exercised                              -               -                -               -
Expired                                -               -                -               -
                              -----------                   --------------

Balance, July 31, 1997                20       0.20-6.88            1,495       0.60-2.80
Canceled                             (16)      0.20-6.88                -
Expired                                -               -                -
                              -----------                   --------------

Balance, July 31, 1998                 4      $0.20-6.88            1,495      $0.60-2.80
                              ===========                   ==============

In  1995,   the  FASB  issued  SFAS  No.  123,   "Accounting   for   Stock-based
Compensation". This standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages application of the fair value recognition provisions in the statement.

SFAS No. 123 does not rescind the existing accounting rules for employee stock-based compensation. Companies may continue following the rules to recognize and measure compensation as provided by Accounting Principles Board Opinion Number 25 (APB No. 25), but companies will now be required to disclose the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123. The Company continues to measure its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net loss would have been increased by approximately $549,900 for the years ended July 31, 1998 and 1997, respectively, and $307,000 for the year ended July 31, 1996. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%,
(2) expected volatility of 164%, (3) risk free interest rate of 5.88% to 6.59%, and (4) an expected life of the options of 5 years. Options issued during 1997 and 1996 have an estimated weighted average fair value of $0.12 and $0.13, respectively.


--------------------------------------------------------------------------------
                                                                       Page F-20

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

In May 1996, the Company issued 13,333,000 warrants in exchange for services performed. The warrants were exercisable at $0.30 per share for an equal number of shares of common stock, and expired on May 1, 1997. At September 24, 1998, negotiations were underway to extend the period of time in which the warrants could be exercised. If the market value of the common stock of the Company is equal to or greater than $0.60 per share on the date of exercise, and if the average trading volume was in excess of 100,000 shares per day for the preceding 20 trading days, the warrants may be exercised without payment of cash. The warrants may not be exercised in the United States, and the stock purchased may not be delivered to the United States unless first registered under the Securities Act or receive an available exemption from registration.

In conjunction with the acquisition of Systronix, the Company issued 2,000,000 cashless warrants as a finders fee. The terms of these warrants are the same as above, and expired in October 1997. At September 24, 1998, negotiations were underway to extend the period of time in which the warrants could be exercised.

The following summarizes warrant activity (in thousands):

                                                                      Bank               Series S
                                                                    Lines of               Bond
                                                                     Credit              Placement              Other
                                                                ------------------   ------------------   ------------------

Balance, August 1, 1995                                                       153                 2,400                  175
Granted                                                                         -                     -               13,333
Expired                                                                      (153)                    -                 (175)
Canceled                                                                        -                  (220)                   -
                                                                ------------------   ------------------   ------------------

Balance, July 31, 1996                                                          -                 2,180               13,333
Granted                                                                         -                     -                2,000
Expired                                                                         -                (2,180)                   -
                                                                ------------------   ------------------   ------------------

Balance, July 31, 1997                                                          -                     -               15,333
Granted                                                                         -                     -                    -
Expired                                                                         -                     -                    -
                                                                ------------------   ------------------   ------------------

Balance, July 31, 1998                                                          -                     -               15,333
                                                                ==================   ==================   ==================


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


NOTE 12 - CONTINGENCIES

The Company has not yet reviewed its software and hardware components to ensure its computers and other associated systems are year 2000 compliant. Cost of compliance, if any, can not be estimated at this time.

In connection with the Company's default on its debt obligations to unsecured creditors, 19 of these creditors have brought independent lawsuits to various courts in California, Connecticut, North Carolina and New York in the aggregate amount of approximately $650,000. As of September 24, 1998, nine of the unsecured creditors have obtained judgments against the Company in the aggregate amount of approximately $450,000. The remaining suits are pending. In addition, four former officers have threatened actions against the Company for damages as a result of its failure to pay severance pay under certain employment contracts in the aggregate amount of $377,000.

The Company is also subject to other legal proceedings and claims that have arisen during the period of restructuring both its debt and operations. The ultimate resolution of these proceedings is not known, but the final outcomes are not expected to significantly influence the Company's current financial position.


--------------------------------------------------------------------------------
                                                                       Page F-22

                                  EXHIBIT INDEX

Exhibit No.        Description
--------------------------------------------------------------------------------


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

                                  EXHIBIT INDEX

Exhibit No.        Description
--------------------------------------------------------------------------------

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

4.11(1) Letter dated August 8, 1994 from U.S. Electricar, Inc., regarding registration rights for shares of Common Stock held by Mark Neuhaus.

4.12(1)   Shareholders' Agreement: ITOCHU Corporation, dated June 9, 1994.

4.15(1) Form of U.S. Electricar, Inc. Security Agreement (regarding September 1994 Reg S Private Placement Offering).

4.17(10) Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd.

10.15(1) *Form of Stock Option Agreement under 1993 Employee and Consultant Stock Plan.

10.16(1) *Solar Electric Engineering, Inc. 1993 Employee and Consultant Stock Plan.

10.17(1)  *U.S. Electricar, Inc. 1994 Director Stock Option Plan.

10.19(1)  Compensation Deferral and Debt Conversion Agreement (Ted D. Morgan).

                                  EXHIBIT INDEX

Exhibit No.        Description
--------------------------------------------------------------------------------

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

10.46(1)  Letter Consulting Agreement: Harold H. Robinson.

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

                                  EXHIBIT INDEX

Exhibit No.        Description
--------------------------------------------------------------------------------

10.65(1)  Loan Agreement:  ITOCHU Corporation, dated June 9, 1994.

10.66(1) Convertible Subordinated Promissory Note: ITOCHU Corporation, dated June 10, 1994.

10.68(1)   Strategic Alliance Agreement: ITOCHU Corporation, dated June 9, 1994.

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

10.99(12) Loan Agreement for $400,000  convertible  promissory  note with Fontal
          International, Ltd., dated April 30, 1997.

21(1)     Subsidiaries of the Registrant.

                                  EXHIBIT INDEX

Exhibit No.        Description
--------------------------------------------------------------------------------

24        Power of Attorney (included on signature page)

27        Financial Data Schedule.

--------------------------------------------------------------------------------

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