Form 10-Q
period 1998-10-31
US ELECTRICAR INC
filed 1998-12-18
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended October 31, 1998

         or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____________ To ____________.


                           Commission File No. 0-25184


                              U.S. ELECTRICAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                                           95-3056150
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)


                           19850 South Magellan Drive
                               Torrance, CA 90502
              -----------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of December 15, 1998, there were 151,789,681 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)..................................3

         Consolidated Balance Sheets:
         October 31, 1998 and July 31, 1998................................3

         Consolidated Statements of Operations:
         Three months ended October 31, 1998 and 1997......................4

         Consolidated Statements of Cash Flows:
         Three months ended October 31, 1998 and 1997......................5

         Notes to Consolidated Financial Statements:
         for the Three months ended October 31, 1998 and 1997..............7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................13
Item 2.  Changes in Securities............................................13
Item 3.  Defaults upon Senior Securities..................................13
Item 4.  Submission of Matters to a Vote of Security Holders..............14
Item 5.  Other Information................................................14
Item 6.  Exhibits and Reports on Form 8-K.................................14


SIGNATURE ................................................................15

EXHIBIT INDEX ............................................................16

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         As of            As of
                                                                                                    October 31, 1998  July 31, 1998
                                                                                                    ----------------  -------------
ASSETS                                                                                                (Unaudited)
CURRENT ASSETS:
   Cash                                                                                                $    168          $    266
   Accounts receivable, net of allowances of $108 and $108                                                  192               108
   Inventory                                                                                                397               492
   Note receivable                                                                                            0               250
   Prepaids and other current assets                                                                         96               124
                                                                                                       --------          --------
            Total Current Assets                                                                            853             1,240

PROPERTY, PLANT AND EQUIPMENT - NET                                                                         290               318
OTHER ASSETS                                                                                                100               100
                                                                                                       --------          --------
TOTAL ASSETS                                                                                           $  1,243          $  1,658
                                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
   Accounts payable                                                                                    $  2,406          $  2,448
   Accrued payroll and related expense                                                                      349               358
   Accrued warranty expense                                                                                 465               474
   Accrued Interest                                                                                       1,442             1,262
   Other accrued expenses                                                                                   275               285
   Customer deposits and deferred revenue                                                                   358               387
   Bonds and notes payable                                                                                5,727             5,727
                                                                                                       --------          --------
            Total Current Liabilities                                                                    11,022            10,941
LONG TERM DEBT                                                                                            3,332             3,332
SHAREHOLDERS' (DEFICIT):
   Series  A  preferred  stock - No par  value;  30,000,000 shares authorized;
   3,301,000 and 3,321,000 shares issued and outstanding at 10/31/98
   and 7/31/98                                                                                            2,233             2,258
   Series B preferred stock - No par value; 5,000,000 shares authorized;
   1,291,000 shares issued and outstanding at 10/31/98 and 7/31/98                                        2,584             2,584
   Stock notes receivable                                                                                (1,149)           (1,149)
   Common Stock - No par value; 300,000,000 shares authorized; 151,787,000
   and 151,767,000 shares issued and outstanding at 10/31/98 and 7/31/98                                 68,767            68,742
   Accumulated deficit                                                                                  (85,546)          (85,050)
                                                                                                       --------          --------
            Total Shareholders' (Deficit)                                                               (13,111)          (12,615)
                                                                                                       --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                          $  1,243          $  1,658
                                                                                                       ========          ========

Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.
See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------


                                                 Three Months Ended October 31,
                                                -------------------------------
                                                    1998              1997
                                                -------------     -------------
NET SALES                                       $         417     $         640

COST OF SALES                                             357               534
                                                -------------     -------------
GROSS MARGIN                                               60               106
                                                -------------     -------------

OTHER COSTS AND EXPENSES:
   Research & development                                  93               141
   Selling, general & administrative                      283               782
   Interest and financing fees                            180               161
                                                -------------     -------------
        Total other costs and expenses                    556             1,084
                                                -------------     -------------


NET LOSS                                        $        (496)    $        (978)
                                                =============     =============

NET LOSS PER COMMON SHARE:                      $      (0.003)    $      (0.006)
                                                =============     =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                       151,773,014       151,182,678

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Three Months Ended October 31
                                                                                                       -----------------------------
                                                                                                        1998                   1997
                                                                                                       -----                  -----
OPERATIONS
 Net loss                                                                                              $(496)                 $(978)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                           28                     95
  Provision to reduce inventory values                                                                     9                     13
  Interest income on stock notes receivable                                                                0                    (23)
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                (84)                   243
      Inventory                                                                                           86                    (20)
      Note receivable                                                                                    250                      0
      Prepaids and other assets                                                                           28                     33
      Accounts payable and accrued expenses                                                              110                    335
      Customer deposits and deferred revenue                                                             (29)                   143
                                                                                                       -----                  -----
               Net cash used by operating activities                                                     (98)                  (159)
                                                                                                       -----                  -----

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                              0                     (4)
                                                                                                       -----                  -----
               Net cash provided (used) by investing activities                                            0                     (4)
                                                                                                       -----                  -----

FINANCING:
 Payments on notes payable                                                                                 0                      0
 Payments on capital leases                                                                                0                    (16)
 Borrowings on notes payable                                                                               0                      0
 Proceeds from issuance of common stock                                                                    0                      0
                                                                                                       -----                  -----
               Net cash provided (used) by financing activities                                            0                    (16)
                                                                                                       -----                  -----

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                          (98)                  (179)

CASH AND EQUIVALENTS:

Beginning of period                                                                                      266                    333
                                                                                                       -----                  -----

End of period                                                                                          $ 168                  $ 154
                                                                                                       =====                  =====

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                     1998                1997
                                                     ----                ----

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock
    to common stock                                $  25               $  --

                     U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

              For the Three Months Ended October 31, 1998 and 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at October 31, 1998 and the interim results of operations and cash flows for the three months ended October 31, 1998. The balance sheet at July 31, 1998, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1998 and October 31, 1998 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1998, and the projected impact of certain economic, marketing and business factors. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended July 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended July 31, 1998, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three months ended October 31, 1998 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.003 currently reflected in the financial statements for the three months ended October 31, 1998, would be insignificant and, therefore, has not been calculated.

The results of operations for the three month period presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $85,050,000 at July 31, 1998 and $85,546,000 at October 31, 1998. A substantial portion of the losses are attributable to investments in research, development and other start-up costs associated with the Company's original focus on the development and manufacture of electric vehicles, including electric buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles. During the three years ended July 31, 1998, the Company obtained approximately $9 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the fiscal year ended July 31, 1998, the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. As of October 31, 1998, the Company was in negotiations with Hyundai Heavy Industries of Korea to license further technology regarding its PatherTM Drive System. The Company anticipates this sale to close during the second quarter.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. It is possible that the cash flows from future operations may not be sufficient to enable the Company to meet its obligations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors as well as the future availability or inadequacy of financing to meet future needs, could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations, and/or seek protection under applicable state and federal bankruptcy and insolvency laws.


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                             October 31, 1998   July 31, 1998
                                             ----------------   -------------
                                               (unaudited)
Finished Goods                                    $ 139             $ 120
Work-in-process                                      64               101
Raw materials                                       369               437
Valuation adjustment                               (175)             (166)
                                                  -----             -----
                                                  $ 397             $ 492
                                                  =====             =====

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                           October 31, 1998        July 31, 1998
                                           ----------------        -------------

Convertible   secured   notes   under  a
Supplemental  Loan Agreement with ITOCHU
Corporation;  interest at 10%, principal
and interest due April 1998,  secured by
the  personal  property  of  the  parent
company.                                      $  3,000                 3,000

Secured   promissory   note   -   Credit
Managers   Association   of   California
("CMAC")   as   exclusive    agent   for
Qualified  Creditors;  interest  at  3%,
with  principal  and  interest due April
1999;  secured  with  an  interest  in a
sinking fund escrow consisting of 10% of
any  financing  received  subsequent  to
April 1996;  the Board of Directors  may
waive  the  sinking  fund set aside on a
case-by-case basis                                 307                   307

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
for the  first 5 years,  6% for  years 6
and 7, and then at prime plus 3% through
date of maturity;  interest payments are
made upon  payment  of  principal,  with
principal and interest due no later than
April 2016;  secured with an interest in
a sinking  fund  escrow as noted  above;
payments  on this note are  subordinated
to payment in full on all  principal and
accrued   interest  owed  on  the  above
3-year qualified note                            3,332                 3,332

Convertible   secured   promissory  note
payable to ITOCHU Corporation;  interest
at 10%, due December  1997;  convertible
into common stock at $0.30 per share.            1,300                 1,300

Convertible  promissory  note payable to
Fontal International,  Ltd.; interest at
10%, due July,  1997;  convertible  into
common stock at $0.30 per share.                   800                   800

Promissory  note  payable  to a European
investor group; no interest.                       200                   200

Other.                                             120                   120
                                              --------              --------
                                                 9,059                 9,059
Less current maturities                          5,727                 5,727
                                              --------              --------
                                               $ 3,639               $ 3,639
                                               =======               =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters addressed in this report, with the exception of the historical information presented, incorporate certain forward-looking statements involving risks and uncertainties, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results", as reported by the Company in the Form 10-K filed with the Commission on October 29, 1998.

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

During the three months ended October 31, 1998, the Company has continued to concentrate on the reduction of operating costs. Headcount has been reduced from 51 employees at July 31, 1997 to 26 employees as of October 31, 1998. Business activities have been scaled back, and the Company is now focused primarily on the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. government's Defense Advanced Research Project Agency ("DARPA"), including the development of a new AC bus, a new plastic lithium ion vehicle battery concept and testing of advanced vehicle batteries. The Company also has several engineering contracts with the Hyundai Motor Company to design, develop and test electric drive train products and related products. Hyundai Motor Company is contracting with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the Panthertm drive system for their electric vehicles. Furthermore, the Company is in negotiations with Hyundai Heavy
Industries to license its software and hardware for further design and development of electric drive systems.

The Company is aggressively pursuing various avenues of revenue generation to increase its cash flow. These include further developing its relationship with the Hyundai group, as well as, joint venturing with vehicle and bus manufacturers to utilize its drive train system.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced significant recurring cash flow shortages due to operating losses primarily attributable to research, development, administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least one more year.

During the three months ended October 31, 1998, the Company spent $98,000 in cash on operating activities to fund the net loss of $496,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $84,000 as funds were collected on outstanding receivables and new sales did not replace the accounts receivable balance. Some of the Company's sales are in the form of prepaid engineering contracts, and these sales will not be reflected in accounts receivable. The current year's installment on the unpaid portion of the HEI and HMC technology license was reclassified from long-term to current receivables. Inventory decreased by $95,000, net of write-downs.

Another factor was the increase in accrued expenses. Interest accruing on notes payable has not been paid. Customer deposits decreased due to the further progress on the completion of prepaid engineering contracts.

The operations of the Company during the three months ended October 31, 1998 were financed entirely by the funds received in the prior fiscal year and funds received on engineering contracts.

IF THE COMPANY IS UNABLE TO CONTINUE TO RESTRUCTURE ITS DEBT OR OTHERWISE REFINANCE OR CONVERT SUCH DEBT, AND ADDITIONAL FUNDING IS NOT AVAILABLE, THE COMPANY WOULD BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

SIGNIFICANT ADDITIONAL FUNDING WILL BE NEEDED IN 1998 AND 1999. AS OF DECEMBER 15, 1998, THE COMPANY HAD NO COMMITMENTS FROM ANY PERSON OR ENTITY TO PROVIDE CAPITAL, AND THERE CAN BE NO ASSURANCE THAT ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE AT THE TIME THE COMPANY WILL NEED SUCH FUNDS. THE INABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FUNDING ON TERMS ACCEPTABLE TO THE COMPANY WILL HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. THE FUTURE AVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales in 1999 decreased $142,000 from the previous quarter, and decreased $223,000 in the first three months as compared to the corresponding period of 1998. In the current year there have been no sales of converted vehicles and no sales of technology licenses, thus far. The Company discontinued the converted vehicle program in 1998. Development contracts with Hyundai Motor Company and the U.S. Government account for almost all of the Company's sales for 1999.

Cost of sales in the first quarter of 1999 decreased to $357,000 on sales of $417,000, compared to cost of sales of $534,000 on sales of $640,000 in the first quarter of 1998.

Research and development expense decreased in the first quarter of 1999 by $48,000, from the first quarter of 1998. The Company has reduced its technical staff and curtailed purchasing engineering services in order to keep costs down. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies.

Selling, general and administrative expense decreased $509,000 in the first quarter of 1999 from the previous year's comparable period. The reduction in expenses was due to actions by the Company to close facilities, reduce headcount and consolidate operations in Torrance, California during 1998.

Interest and financing fees increased only slightly to $180,000 in the first quarter of 1999 from $161,000 in the first quarter of 1998. Interest costs have decreased because of actions taken to reduce the amount of outstanding debt. In March 1997, the Company converted $3,000,000 of Series S Bonds to common stock. In March, 1997, the Company repaid convertible promissory notes held by Fontal International, Ltd. in the amount of $1,150,000 plus accrued interest. In May, 1997, the Company paid $348,000 against the outstanding principal balance on two secured subordinated promissory notes held by the Credit Managers Association of California.

The Company incurred a net loss of $496,000 in the first quarter of 1999 compared to a net loss of $978,000 in the first quarter of 1998. The overriding factor causing the difference was the reduction of selling, general and administrative expenses as discussed above.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $85,546,000 at October 31, 1998. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of June 10, 1998, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1998, 1997 and 1996, the Company had substantial net losses of $3,525,000, $4,535,000 and $9,354,000 respectively on sales of $1,938,000, $4,484,000 and $4,209,000, respectively, and the Company incurred a net loss of $496,000 for the three months ended October 31, 1998.

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

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"), such as hybrid vehicles. Legislation requiring or promoting zero emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. For example, the State of California recently extended the deadline for compliance with mandates for implementation of zero emission vehicle requirements from 1998 to 2003. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.


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

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults Upon Senior Securities:

         The Company has outstanding secured notes under a Supplemental Loan Agreement with Itochu Corporation in the principal amount of $3,000,000, with principal and interest due April 17, 1998. The notes are secured by personal property of the Company. The interest rate is ten percent (10%) per annum, and the notes are convertible into shares of the Company's common stock at the rate of $0.30 per share. As of June 10, 1998, the principal and interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of December 15, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

         During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of December 15, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of December 15, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

         During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of June 10, 1998, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of December 15, 1998, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4.  Submission of Matters to a Vote of Securities Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              None

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 15, 1998.

U.S. ELECTRICAR, INC.
(Registrant)


         /s/ Carl D. Perry
-----------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.             Description                                     Page No.
--------------------------------------------------------------------------------
27                      FDS