Form 10-Q
period 1999-04-30
US ELECTRICAR INC
filed 1999-06-18
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended April 30, 1999

     or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _________________ To _________________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of June 15, 1999, there were 222,789,681 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)...................................3

          Consolidated Balance Sheets:
          April 30, 1999 and July 31, 1998...................................3

          Consolidated Statements of Operations:
          Three and Nine months ended April 30, 1999 and 1998................4

          Consolidated Statements of Cash Flows:
          Nine months ended April 30, 1999 and 1998..........................5

          Notes to Consolidated Financial Statements:
          for the Nine months ended April 30, 1999 and 1998..................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................14
Item 2.   Changes in Securities.............................................14
Item 3.   Defaults upon Senior Securities...................................14
Item 4.   Submission of Matters to a Vote of Security Holders...............15
Item 5.   Other Matters.....................................................15
Item 6.   Exhibits and Reports on Form 8-K..................................15


SIGNATURE ..................................................................17

EXHIBIT INDEX ..............................................................18

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC.
BALANCE SHEET
(In thousands, except for share and per share data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           As of             As of
                                                                                                         April 30,         July 31,
                                                                                                            1999             1998
                                                                                                           -------          -------
ASSETS                                                                                                  (Unaudited)
CURRENT ASSETS:
       Cash                                                                                                      6              266
       Accounts receivable, net of allowances of $108 and $108                                                 473              108
       Inventory                                                                                               280              492
       Note receivable                                                                                           0              250
       Prepaids and other current assets                                                                        53              124
                                                                                                           -------          -------
                Total Current Assets                                                                           812            1,240

PROPERTY, PLANT AND EQUIPMENT - NET                                                                            234              318
OTHER ASSETS                                                                                                   100              100
                                                                                                           -------          -------
TOTAL ASSETS                                                                                                 1,147            1,658
                                                                                                           =======          =======

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                                      2,457            2,448
       Accrued payroll and related expense                                                                     371              358
       Accrued warranty expense                                                                                329              474
       Accrued Interest                                                                                      1,758            1,262
       Other accrued expenses                                                                                  251              285
       Customer deposits and deferred revenue                                                                  133              387
       Bonds and notes payable                                                                               5,727            5,727
                                                                                                           -------          -------
                Total Current Liabilities                                                                   11,026           10,941

LONG TERM DEBT                                                                                               3,332            3,332
SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value;  30,000,000 shares authorized;
       3,301,000 and 3,321,000 shares issued and outstanding at 4/30/99
       and 7/31/98                                                                                           2,233            2,258
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,291,000 shares issued and outstanding at 4/30/99 and 7/31/98                                        2,584            2,584
       Stock notes receivable                                                                               (1,149)          (1,149)
       Common Stock - No par value; 300,000,000 shares authorized; 152,789,681
       and 151,767,000 shares issued and outstanding at 4/30/99 and 7/31/98                                 68,767           68,742
       Accumulated deficit                                                                                 (85,646)         (85,050)
                                                                                                           -------          -------
                Total Shareholders' (Deficit)                                                              (13,211)         (12,615)
                                                                                                           -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                                1,147            1,658
                                                                                                           =======          =======

Note: The balance sheet at July 31, 1998 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three Months Ended April 30,            Nine Months Ended April 30,
                                                          ---------------------------------       ---------------------------------
                                                              1999                 1998                1999                1998
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $         793       $         379       $       1,963       $       1,379

COST OF SALES                                                       374                 492               1,080               2,197
                                                          -------------       -------------       -------------       -------------

GROSS MARGIN                                                        419                (113)                883                (818)
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
       Research & development                                        55                  41                 233                 251
       Selling, general & administrative                            353                 292                 921               1,844
       Interest and financing fees                                  158                 158                 495                 478
                                                          -------------       -------------       -------------       -------------
            Total other costs and expenses                          566                 491               1,649               2,573
                                                          -------------       -------------       -------------       -------------


NET LOSS FROM OPERATIONS                                  $        (147)      $        (604)      $        (766)      $      (3,391)
                                                          =============       =============       =============       =============

OTHER INCOME                                              $         135       $        --         $         135       $        --
                                                          =============       =============       =============       =============

NET LOSS                                                  $         (12)      $        (604)      $        (631)      $      (3,391)
                                                          =============       =============       =============       =============

NET LOSS PER COMMON SHARE:                                $      (0.000)      $      (0.004)      $      (0.004)      $      (0.022)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 152,789,681         151,205,668         152,789,681         151,198,005

U.S. ELECTRICAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

                                                                                                        Nine Months Ended April 30,
                                                                                                       ----------------------------
                                                                                                         1999                 1998
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                                 (631)              (3,391)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                             84                  172
  Provision to reduce inventory values                                                                       0                  754
  Loss on disposal of equipment                                                                             34                  325
  Interest income on stock notes receivable                                                                  0                  (67)
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                 (365)                 538
      Inventory                                                                                            212                  173
      Note receivable                                                                                      250                    0
      Prepaids and other assets                                                                             71                  205
      Accounts payable and accrued expenses                                                                339                  759
      Customer deposits and deferred revenue                                                              (254)                 187
                                                                                                       -------              -------
               Net cash used by operating activities                                                      (260)                (345)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                                0                   (8)
                                                                                                       -------              -------
               Net cash provided (used) by investing activities                                              0                   (8)
                                                                                                       -------              -------

FINANCING:
 Payments on notes payable                                                                                   0                    0
 Payments on capital leases                                                                                  0                  (16)
 Borrowings on notes payable                                                                                 0                  200
 Proceeds from issuance of common stock                                                                      0                    0
                                                                                                       -------              -------
               Net cash provided (used) by financing activities                                              0                  184
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                           (260)                (169)

CASH AND EQUIVALENTS:

 Beginning of period                                                                                       266                  333
                                                                                                       -------              -------

 End of period                                                                                               6                  164
                                                                                                       =======              =======




U.S. ELECTRICAR, INC, AND SUBSIDIARIES
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Nine Months Ended April 30,
                                                                                                       ----------------------------
                                                                                                         1999                 1998
                                                                                                       -------              -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                                               $    25                 --

                    U. S. ELECTRICAR, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

               For the Nine Months Ended April 30, 1999 and 1998

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit, and in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at April 30, 1999 and the interim results of operations and cash flows for the nine months ended April 30, 1999. The balance sheet at July 31, 1998, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1998 and April 30, 1999 inventories are reported at market value. The inventory valuation adjustments are estimates based on sales of inventory subsequent to July 31, 1998, and the projected impact of certain economic, marketing and business factors. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the Nine months ended April 30, 1999 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.004 currently reflected in the financial statements for the Nine months ended April 30, 1999, would be insignificant and, therefore, has not been calculated.

The results of operations for the nine month period presented herein are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $85,050,000 at July 31, 1998 and $85,646,000 at April 30, 1999. A substantial portion of the losses are attributable to investments in research, development and other start-up costs associated with the Company's original focus on the development and manufacture of electric vehicles, including electric buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles. During the three years ended July 31, 1998, the Company obtained approximately $9 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the fiscal year ended July 31, 1998, the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. In February 1999, the Company completed a sale of a license of certain technology to Hyundai Heavy Industries of Korea regarding its PantherTM Drive System. The Company received the two payments on this sale and is scheduled to receive the final payment during the fourth fiscal quarter. Furthermore, the Company is continuing to make progress in its attempts to reduce its outstanding debt and initiate discussions with outside investors to re-invigorate the Company and allow it to further develop its current drive systems and expand these technologies into new markets.

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


NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                                       April 30,        July 31,
                                                         1999              1998
                                                        -----             -----
                                                      (unaudited)

Finished Goods                                          $  98             $ 120
Work-in-process                                           132               101
Raw materials                                             225               437
Valuation adjustment                                     (175)             (166)
                                                        -----             -----
                                                        $ 280             $ 492
                                                        =====             =====

                     U.S. ELECTRICAR, INC. AND SUBSIDIARIES

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                            April 30,   July 31,
                                                              1999        1998
                                                            --------    --------
Convertible  secured  notes  under a  Supplemental
Loan Agreement with ITOCHU  Corporation;  interest
at 10%,  principal  and  interest  due April 1998,
secured  by the  personal  property  of the parent
company. On March 19, 1999, Carl Perry, the CEO of
the Company,  acquired all of the outstanding debt
owed to the Itochu Corporation. In connection with
certain  subsequent  equity and debt  financing of
the Company by two investors, Mr. Perry has agreed
to forbear from taking any  collection  efforts or
exercising any other remedies on this debt without
their consent.                                              $  3,000       3,000

Secured   promissory   note  -   Credit   Managers
Association  of  California  ("CMAC") as exclusive
agent for  Qualified  Creditors;  interest  at 3%,
with   principal  and  interest  due  April  1999;
secured  with an interest in a sinking fund escrow
consisting  of  10%  of  any  financing   received
subsequent  to April 1996;  the Board of Directors
may  waive  the  sinking   fund  set  aside  on  a
case-by-case  basis. This note's maturity date has
been extended to June 22, 1999.                                  307         307

Secured  subordinated  promissory  note - CMAC  as
exclusive  agent  for   Non-Qualified   Creditors;
interest at 3% for the first 5 years, 6% for years
6 and 7, and then at prime plus 3% through date of
maturity;  interest payments are made upon payment
of principal,  with  principal and interest due no
later than April 2016; secured with an interest in
a sinking fund escrow as noted above;  payments on
this note are  subordinated  to payment in full on
all  principal  and accrued  interest  owed on the
above 3-year qualified note                                    3,332       3,332

Convertible  secured  promissory  note  payable to
ITOCHU Corporation;  interest at 10%, due December
1997;  convertible  into common stock at $0.30 per
share. On March 19, 1999,  Carl Perry,  the CEO of
the Company,  acquired all of the outstanding debt
owed to the Itochu Corporation. In connection with
certain  subsequent  equity and debt  financing of
the Company by two investors, Mr. Perry has agreed
to forbear from taking any  collection  efforts or
exercising any other remedies on this debt without
their consent.                                                 1,300       1,300

Convertible  promissory  note  payable  to  Fontal
International,  Ltd.;  interest at 10%,  due July,
1997;  convertible  into common stock at $0.30 per
share.                                                           800         800

Promissory  note  payable to a  European  investor
group; no interest.                                              200         200

Other                                                            120         120
                                                            --------    --------
                                                               9,059       9,059

Less current maturities                                        5,727       5,727
                                                            --------    --------
                                                            $  3,639    $  3,639
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

During the Nine months ended April 30, 1999, the Company has continued to concentrate on the reduction of operating costs and outstanding debt. Business activities have been scaled back, and the Company is now focused primarily on the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. government's Defense Advanced Research Project Agency ("DARPA"), including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of a shuttle bus. The Company also has several engineering contracts with the Hyundai Motor Company to design, develop and test electric drive train products and related products. Hyundai Motor Company is contracting with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the Panther(TM) drive system for their electric vehicles.

The Company has completed the sale of a license to certain proprietary Panther(TM) Drive System software and hardware, for the Republic of Korea, to Hyundai Heavy Industries ("HHI") for further design and development of electric drive systems. The Company anticipates deriving further development contracts from this new relationship with Hyundai Heavy Industries as well as utilizing HHI to manufacture the Company's drive systems for international sales.

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

During the Nine months ended April 30, 1999, the Company spent $260,000 in cash on operating activities to fund the net loss of $631,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $365,000 primarily due to the sale of the technology to Hyundai Heavy Industries. Some of the Company's sales are in the form of prepaid engineering contracts, and these sales will not be reflected in accounts receivable. The current year's installment on the unpaid portion of the HMC technology license was reclassified from long-term to current receivables. Inventory decreased by $212,000, net of write-downs.

Another factor in the net loss was the increase in accrued expenses. Interest accruing on notes payable has not been paid. Customer deposits decreased due to the further progress on the completion of prepaid engineering contracts.

The operations of the Company during the Nine months ended April 30, 1999 were financed entirely by the funds received in the prior fiscal year and funds received on engineering contracts and technology licensing.

WHILE THE COMPANY HAS RECENTLY BEEN SUCCESSFUL IN RESTRUCTURING A SIGINIFICANT PORTION OF ITS SECURED DEBT, IT REMAINS UNABLE TO PAY A SUBSTANTIAL PORTION OF ITS UNSECURED DEBT AND JUDGEMENT LIEN DEBT, WHICH REMAINS IMMEDIATELY DUE AND PAYABLE. IF THESE CREDITORS WERE TO DEMAND IMMEDIATE PAYMENT THROUGH COLLECTION EFFORTS OR OTHERWISE, THE COMPANY MIGHT BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS. THE COMPANY BELIEVES THAT ADDITIONAL FUNDING BEYOND ITS CURRENT RESOURCES AS OF JUNE 15, 1999, WILL BE REQUIRED IF IT IS TO EVER ACHIEVE PROFITABILITY AND PAY OFF ITS OUTSTANDING DEBT OBLIGATIONS. THERE IS NO ASSURANCE THAT SUCH ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE.

RESULTS OF OPERATIONS

Net sales  increased  $414,000  from the third  quarter of 1998,  and  increased
$584,000 in the first nine months as compared to the corresponding period of 1998. The increase was due mainly to the sale of the technology license to Hyundai Heavy Industries and the completion of certain milestones in the Company's Hyundai Motor Company and U.S. Government contracts. Development contracts with Hyundai Motor Company and the U.S. Government account for almost all of the Company's sales for 1999. The Company has effectively discontinued its converted vehicle program.

Cost of sales in the third quarter of 1999 decreased to $374,000 on sales of $793,000, compared to cost of sales of $492,000 on sales of $379,000 in the third quarter of 1998.

Research and development expense increased in the third quarter of 1999 by $14,000, from the third quarter of 1998. The Company has been hiring new technical staff in anticipation of additional contracts during fiscal 1999. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies.

Selling, general and administrative expense increased $61,000 in the third quarter of 1999 from the previous year's comparable period. The increase in expenses was due to actions by the Company to begin to expand its operations and additional legal expenses in connection with certain restructuring transactions.

Interest and financing fees remained constant at $158,000 in the third quarter of 1999 from $158,000 in the third quarter of 1998. The Company continues to negotiate with various debt holders regarding reducing the debt levels of the Company.

The Company has begun to re-capture certain warranty expense accruals for warranties issued in prior years against sales of converted electric vehicles. As the warranty period expires, amounts previously accrued are being reflected as other income. In the current quarter, $135,000 has been credited against other income.

The Company incurred a net loss of $12,000 in the third quarter of 1999 compared to a net loss of $604,000 in the third quarter of 1998. The overriding factor causing the difference was the reduction of selling, general and administrative expenses, as discussed above, and the re-capture of certain accruals for warranties previously charged against income.

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

Going Concern / Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $85,623,000 at April 30, 1999. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations.

For the past twelve months, the Company has improved its ability to maintain operations from current revenues. At present, the Company is able to generate sufficient cash flow to support its operations on a monthly basis and we believe we should be able to do so over the next 12 months based on current cash flow projections. The Company has streamlined its operations sufficiently and has forecast sales and/or research and development contracts which will provide income adequate to fulfill these projections. The Company has signed a software licensing agreement with Hyundai Heavy Industries which will provide the Company with additional cash flow for the current fiscal year and the foreseeable near-term future. Furthermore, as part of this software license agreement, the Company anticipates acquiring additional research and development contracts from Hyundai Heavy Industries as well as Hyundai Motor Company. The Company is also in the process of finding new capital sources to expand its operations along the lines of its main product line. The Company is in discussions with various strategic partners to develop commercially viable vehicles for the various state and government agencies. The Company believes that by calendar year end it will have completed negotiations with the manufacturer of buses to incorporate the companies drive system into a new line of electric transportation vechiles. There is no assurance, however, that any such agreement will be consumated, or if consumated, on terms favorable to the Company.

Continued Losses. For the fiscal years ended July 31, 1998, 1997 and 1996, the Company had substantial net losses of $3,525,000, $4,535,000 and $9,354,000 respectively on sales of $1,938,000, $4,484,000 and $4,209,000, respectively, and the Company incurred a net loss of $631,000 for the nine months ended April 30, 1999.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:

         In 1995, the Company restructured approximately 22 million dollars in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits is approximately $650,000.00. As of September 24, 1998, nine of these unsecured creditors have obtained judgment totaling approximately $450,000.00. The remaining suits are either pending resolution or have been discontinued. At this time, the Company anticipates minimal impact from the resolution of any of these lawsuits or judgments as all assets of the Company are collateralized against a priority security interest

         In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Nordskog Electric Vehicles, Inc., a.k.a. Industrial Electric Vehicles, Inc. The Company is vigorously defending its responsibility in this matter and has retained outside legal counsel and has filed a response. As of June 15, 1999, the potential liability to the Company is unknown.

         In April 1999, the Company became a defendant in a lawsuit filed by the City of Napa regarding certain electric vehicles sold by U.S. Electricar to the City of Napa. The suit alleges that the vehicles did not meet certain performance specifications and seeks damages. The Company does not concur with the suit's claims and believes that it will ultimately be able to settle this matter. The Company has retained legal counsel and has filed a response denying all claims.


Item 2.  Changes in Securities:

         None.

Item 3.  Defaults Upon Senior Securities:

         The Company has outstanding secured notes under a Supplemental Loan Agreement originally entered into with Itochu Corporation in the principal amount of $3,000,000, with principal and interest due April 17, 1998. The notes are secured by personal property of the Company. The interest rate is ten percent (10%) per annum, and the notes are convertible into shares of the Company's common stock at the rate of $0.30 per share. As of June 15, 1999, the principal and interest due under the notes have not been paid, resulting in a continued event of default under the terms of the notes. On March 19, 1999, Carl Perry, the CEO of the Company, acquired all of the outstanding debt owed to the Itochu Corporation. In connection with certain subsequent equity and debt financing of the Company by two investors, Mr. Perry has agreed to forbear from taking any collection efforts or exercising any other remedies on this debt without their consent.

         During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of June 15, 1999, the principal and interest due under the notes have not been paid, resulting in a continued event of default under the terms of the notes. On March 19, 1999, Carl Perry, the CEO of the Company, acquired all of the outstanding debt owed to the Itochu Corporation. In connection with certain subsequent equity and debt financing of the Company by two investors, Mr. Perry has agreed to forbear from taking any collection efforts or exercising any other remedies on this debt without their consent.

         During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of June 15, 1999, the principal and accrued interest due under the notes has not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of June 15, 1999, the holder of the notes had not yet exercised any of its remedies with respect to the notes.


Item 4.  Submission of Matters to a Vote of Securities Holders:

         None


Item 5.  Other Matters:

         Purchase of Common Stock and Secured Convertible Promissory Notes by Carl Perry from ITOCHU Corporation

         On March 19, 1999, ITOCHU Corporation, a Japanese corporation ("ITOCHU"), and Carl D. Perry, the Corporation's Chief Executive
         Officer, entered into a Share and Note Purchase Agreement ("SNP Agreement"). Under the terms of the SNP Agreement, ITOCHU agreed to sell to Mr. Perry a total of 37,348,289 shares of the Corporation's Common Stock ("Shares") and to sell and assign to him all principal, interest and other rights under certain outstanding notes and convertible notes (collectively, the "Notes") in the principal amount of $4.3 million and related security agreements issued by the Corporation to ITOCHU from 1995 through 1997. Immediately following the sale of the Notes and Shares, ITOCHU no longer held any interest in the Corporation and Mr. Perry held more than twenty percent (20%) of the Corporation's outstanding common stock. Under the terms of the SNP Agreement, the Corporation agreed to indemnify, defend and hold harmless ITOCHU from and against any claims arising out of the Notes and Shares, the Corporation or its business.

         Subsequent Financing

         On June 7, 1999, the Company sold (i) 70,000,000 shares of its Common Stock at $0.03 per share for an aggregate purchase price of $2,100,000 and (ii) a secured convertible promissory note to acquire 13,333,334 Common Stock shares at $0.03 per share and a Warrant to purchase 41,666,666 Common Stock shares at an exercise price of $0.06 per share for an aggregate purchase price of $400,000 (exclusive of the Warrant exercise price). In addition, subject to certain subsequent conditions, in connection with this transaction the Company agreed to sell no later than July 31, 1999, a secured convertible promissory note to acquire 16,666,666 Common Stock shares at $0.03 per share and a Warrant to purchase 8,333,334 Common Stock shares at an exercise price of $0.06 per share for an aggregate purchase price of $500,000 (exclusive of the Warrant exercise price).

         Year 2000 Compliance

         The Company is currently reviewing and upgrading, when necessary, all software and hardware systems to verify Year 2000 compliance. The Company has converted its accounting software to a system which is Y2K compliant. All engineering information systems have been analyzed and are deemed to be Y2K compliant. The Company is upgrading hardware systems as necessary to be Y2K compliant and projects that all systems will be Y2K ready by June 1999. Non-IT systems are currently Y2K compliant. Historical costs associated with the Y2K issue including analysis and upgrades have been approximately $4,500.00. Due to nature of the Company's operations, the Company does not believe its exposure to disruptions as a result of the Y2K issues at the Company's suppliers and customers will be material. The Company has had verbal discussions with its major customer and is confident that it will be in compliance prior to the year 2000. In as much as the Company does not have a "major" supplier of goods or services, we do not feel that a disruption at any particular vendor will materially affect the Company's operations. At this time, the Company has not begun a full-scale assessment of suppliers and customers Y2K compliance; however, we have had informal discussions regarding the issue with various suppliers.


Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits:

             None

         (b) Reports on Form 8-K

             None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 15, 1999.


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