Form 10-Q/A
period 1999-04-30
US ELECTRICAR INC
filed 1999-06-21
CIK 922237

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

         Subsequent Financing


         On June 14, 1999, the Company sold (i) 70,000,000 shares of its Common Stock at $0.03 per share for an aggregate purchase price of $2,100,000 and (ii) a secured convertible promissory note to acquire 13,333,334 Common Stock shares at $0.03 per share and a Warrant to purchase 41,666,666 Common Stock shares at an exercise price of $0.06 per share for an aggregate purchase price of $400,000 (exclusive of the Warrant exercise price). In addition, subject to certain subsequent conditions, in connection with this transaction the Company agreed to sell no later than July 31, 1999, a secured convertible promissory note to acquire 16,666,666 Common Stock shares at $0.03 per share and a Warrant to purchase 8,333,334 Common Stock shares at an exercise price of $0.06 per share for an aggregate purchase price of $500,000 (exclusive of the Warrant exercise price).


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