Form 10-K405
period 1999-07-31
US ELECTRICAR INC
filed 1999-10-29
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1999
                         Commission File Number 0-25184

                             U. S. ELECTRICAR, INC.
             (Exact name of registrant as specified in its charter)


          California                                     95-3056150
-------------------------------          ---------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 25, 1999 was $13,515,672. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.19 per share, and the Series B Preferred Stock is deemed to have a market value of $0.633 per share, based on the average of the high bid and low ask prices of the Common Stock on October 25, 1999, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of October 25, 1999 was 251,992,218.



                                                         U.S. ELECTRICAR, INC.

                                                     1999 FORM 10-K ANNUAL REPORT

                                                           TABLE OF CONTENTS

                                                               PART I

Item 1. Business ..............................................................................................................    3

Item 2. Properties ............................................................................................................    7

Item 3. Legal Proceedings .....................................................................................................    7

Item 4. Submission of Matters to a Vote of Security Holder ....................................................................    8

                                                              PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters .................................................   10

Item 6. Selected Financial Data ...............................................................................................   11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .................................   12

Item 7a. Quantitative and Qualitative Disclosures about Market Risk ...........................................................   16

Item 8. Financial Statements and Supplementary Data ...........................................................................   16

Item 9 Changes in Disagreements with Accountants on Accounting and Financial Disclosure .......................................   16

                                                              PART III

Item 10. Directors and Executive Officers of the Registrant ...................................................................   17

Item 11. Executive Compensation ...............................................................................................   19

Item 12. Security Ownership of Certain Beneficial Owners and Management .......................................................   22

Item 13. Certain Relationships and Related Transactions .......................................................................   24

                                                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................................................   25



SIGNATURE .....................................................................................................................   26








                                       2

                                     PART I

              The matters addressed in this report on Form 10-K, with the exception of the historical information presented, may contain certain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

Item 1.  Business

General

         U. S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994.

         The Company originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. Today, the Company has completely re-defined its product-line and the Company is directing its efforts toward the development of electric drive-trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program have been discontinued, and any efforts toward that program consist primarily of supporting customers with vehicle integration and maintenance.

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

         In March 1997, the Company completed an agreement with Hyundai Motor Company ("HMC") and Hyundai Electronics Industries Co., Ltd. ("HEI") whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock and secured a technology license for an additional payment of $2.0 million. For the technology license, the Company received $1,850,000 in cash, and the remaining $150,000 is to be received over six years.

         In 1998, the Company restructured its top management, realigned its product base and concentrated on the reduction of overall company operating costs. Facilities were closed, operations streamlined and personnel reduced. Headcount decreased from 51 employees at July 31, 1997 to 26 employees at July 31, 1998, yet the Company has maintained its core engineering capabilities. The Company has since begun to hire additional personnel as is warranted by new contracts and orders.

         During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities are now focused primarily on the development of electric and hybrid electric drive-trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. government's Defense Advanced Research Project Agency ("DARPA") and the Department of Transportation ("DOT"), including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company also has several major engineering contracts with HMC to design, develop and test electric drive-trains and related products. Hyundai Motor Company is contracting with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the family of Panthertm drive system for their electric vehicles. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy duty transportation vehicles. The Company is also offering the modular drive systems to Original Equipment Manufacturers ("OEM") and other customers. These drive systems have been installed in various vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to OEMs, both domestic and international. The Company is also developing a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle.

         The Company has completed the sale of a license to certain proprietary PantherTM Drive System software and hardware, for the Republic of Korea, to Hyundai Heavy Industries ("HHI") for further design and development of electric drive systems. The Company anticipates deriving further development contracts from this new relationship with HHI as well as utilizing HHI to manufacture the Company's drive systems for international sales.

         The Company is aggressively pursuing various avenues of revenue generation to increase its cash flow. These include further developing its relationship with the Hyundai Group, joint venturing with global vehicle and bus manufacturers to utilize its electric drive train system, and developing a comprehensive marketing plan to penetrate various alternate niche markets for its drive system and its components. The Company is also looking at non-automotive applications for its products.

         The Company received capital investments from Jagen, Pty, Ltd. in the amount of $2,500,000 on June 4, 1999 and from Anthony Rawlinson in the amount of $500,000 on July 30, 1999, which have enabled the Company to further develop its hybrid drive systems as well as embark on other in-house funded research and development. The Company intends to explore new markets and develop an agressive sales and marketing plan to sell the current product line of drive-trains and components.


Debt Restructuring

         The Company's debt restructuring plan has progressed positively during 1999. With the addition of capital as discussed below, the Company will retire the $307,000, three-year debt due to the Credit Managers Association of California ("CMAC") which has been extended to August, 1999. CMAC's $3.3 million, 20-year promissory note becomes due and payable in 2016. In March 1999, the Company's Chief Executive Office and President purchased all of the Company's outstanding debt due to Itochu Corporation, which was $4,300,000 plus accrued interest. As of July 30, 1999, this individual has forgiven $1,300,000 in principal and $1,393,506 in accrued interest. This effectively reduced the Company's total outstanding obligation including interest to $3,000,000 from $5,693,506. The Company has also been aggressively reducing its outstanding past due accounts payable. The Company shall continue to pursue a strategy of negotiating settlements on these outstanding payables where prudent.


Environmental Initiatives and Legislation

               Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets deadlines for the introduction of zero emission vehicles ("ZEV"). The State of California delayed the mandated introduction of ZEV from 1998 to 2003, but still retained the original required percentage of ZEV and now hybrid-electric vehicles for 2003 at 10%. The State of California estimates that a combination of 100,000 electric and hybrid electric vehicles will be required to meet the State's 2003 mandate. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.

Products

         The Company continued to enhance and expand its product line during 1999. The Company is concentrating its product base to focus primarily on electric propulsion systems and components for electric and hybrid vehicles. The Company maintains a family of electric propulsion systems consisting of a 60kW drive system for light vehicles, a 90kW drive system for medium size vehicles and a 120kW drive system for larger trucks and buses. Additionally the Company has completed the development and prototyping of both a Series and Parallel Hybrid drive system in conjunction with Hyundai Motor Company of Korea. The Company has developed various components for integration into the drive systems or as stand-alone systems such as the Battery Care Unit, the Safety Disconnect Unit and the Electric Power Steering unit. The Company is currently analyzing the non-automotive applications for many of its products in other industries such as telecommunications.

         The Company is no longer involved in product sales of conversion vehicles, industrial electric vehicles or light electric delivery trucks. The Company is in negotiations to sell an international manufacturing license for a
1.5 ton electric delivery truck previously built for international markets.

Strategic Partnering And Technology Developments

         The Company has made efforts to establish third-party licensing and/or distribution arrangements and align itself with various technology development companies and electric vehicle component manufacturers to complement its own expertise in the electric vehicle market. The Company has continued its efforts to implement a strategy to be a "systems integrator" by seeking to establish relationships to utilize other independently developed technology. The Company believes that its competitive advantage may be its ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices. The Company believes this strategy will reduce capital and research and development costs to the extent other companies or organizations will fund these expenses.

         The Company believes that two of the principal component technologies relevant to a cost effective electric vehicle are the electric drive system and the battery/charging system. The Hyundai Group of Korea and the Company are cooperating in the development of advanced drive-train technology and related systems. It is the Company's strategy to continuously review emerging technological developments and seek alliances with or, if sufficient additional capital funding can be obtained, complete acquisitions with companies that it perceives own the best proven technologies for incorporation into its electric vehicles. The Company's progress and current plans for each system are described below.

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

         The Hyundai Group of Korea has recognized this advanced technology and has invested in the Company and licensed the drive system technology for production in Korea. The Company has fully validated its first propulsion system product, the PantherTM 60 alternating current (AC) drive train for light duty vehicles. The Company has continued to develop a family of electric drive systems with the PantherTM 90 and PantherTM 120 systems for buses and heavy-duty vehicles, and the 40kW off-board charging system, the second generation in a family of rapid chargers for all sizes of electric vehicles.

         The Company continues to be awarded a significant number of engineering contracts from HMC and HHI for the development of various types of drive trains and related systems.

Hybrid Vehicles

         The Company completed its development for HMC of a Series Hybrid System and Parallel Hydrid System for vehicles introduced by HMC. The hybrid systems performed without complication and served as a validation of the capabilities of the Company. The Company is extending the Panther drive system to the hybrid vehicle application by adapting the PantherTM 120 as the drive system and the PantherTM 60 as the induction generator for a series hybrid bus project sponsored by HMC. The Company has also developed a parallel hybrid drive system and a dual-mode hybrid drive system utilizing the Panther controller and the brushless DC motor.

Battery Management and Charging System

         Pursuant to a DARPA program, the Company has completed a "beta test" of new battery technologies from various battery manufacturers. The Company believes that these new battery systems will allow design advantages in battery placement, weight distribution, and vehicle crashworthiness. Additionally, the Company is monitoring other battery innovations that may extend an electric vehicle driving range by up to 50% and permit a shorter recharging time. The Company is developing and testing Plastic Lithium Ion ("PLI") batteries in collaboration with a major battery OEM. The PLI battery project sponsored by DARPA is in two phases. The project is currently in its second phase and continues to show promising results.

         The Company is also developing a 40 kW high power charger for HMC. The high power charger is based on our modular Panther system technology, and it is sufficiently precise that it could also be used for battery conditioning.

Components

         The Company is offering the modular drive system and components to OEMs and other customers. The PantherTM 60, PantherTM 90 and PantherTM 120 drive systems have been installed in various vehicles and are under evaluation by customers and potential customers. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle. The Company also offers an air conditioning/heat pump, an electro-hydraulic power steering unit and a safety disconnect unit for utilization by OEMs. The Company is also offering BatteryCareTM, a battery management system, to OEMs. This battery management system is utilized in the U.S. Postal Service electric vehicle, and it is capable of providing communication to both inductive and conductive chargers simultaneously and managing the on-board and off-board charging systems with multiple technologies. This battery care unit is also being utilized to upgrade the electric vehicles in the DARPA battery testing program in Hawaii. It makes these vehicles compatible with the high power charging stations utilizing the Society of Automotive Engineering standards.

Competitive Conditions

         The competition to develop and market electric vehicles has increased during the last year and the Company expects this trend to continue. The competition consists of development stage companies as well as major U.S. and international companies. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that the Company will be able to successfully develop or market any such products.

         The development of hybrid-electric and alternative fuel vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to the Company in markets for low emission vehicles (LEVs) but not in markets where government mandates call for zero emission vehicles (ZEVs). The Company is directly involved in the development of hybrid vehicles and fuel cell systems in order to meet future requirements and applications.

         Various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at both consumer and commercial markets. The critical role of technology in this market is demonstrated through several product offerings. Applied technologies range from direct current (DC) motor drives to alternate current (AC) induction motor drives, from conversion vehicles to purpose-built (OEM) vehicles, from lead-acid batteries to more advanced power storage technologies and from traditional materials to more advanced "composite" materials. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position itself as a long term competitor in this industry by focusing on vehicle electric drive systems and related sub systems, component integration, technology application and strategic partnerships. The Company believes that this strategy will enhance the Company's position as an electric drive train system supplier because, whether the OEMs build electric, hybrid-electric of a fuel-cell powered vehicles, the electric drive system will be an essential component.

Research and Development

         The Company believes that timely development and introduction of new products are essential to establishing and maintaining a competitive advantage. The Company is currently focusing its development efforts primarily in the following areas:

         *Technical proposals and program development under DARPA/DOT and Hyundai Group Contracts;

         *Power Control and Drive Systems and related technologies;

         *Shuttle and Transit Bus integration and development; and

         *Subsystem development (i.e., climate control, power management).

         In 1999,  1998 and 1997,  the  Company  spent  $499,000,  $445,000  and
$1,218,000, respectively, on internal research and development activities. The Company is continually evaluating and updating the technology and equipment used in developing each of its products. The electric vehicle industry is still in its infancy and the technology involved in the industry is rapidly changing. There is limited experience in the operation and testing of electric vehicles and components, and the development of electric vehicle technology therefore involves inherent risks.

Intellectual Property

         The Company currently holds one patent has submitted applications for another patent and several trademarks or service marks in the United States. As the Company further develops its own technology, particularly relating to its proprietary drive train and component technology, the Company may apply for patents or for other appropriate statutory protection. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that any patent application filed by the Company will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against the Comapny with respect to existing and future products. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims such litigation could result in siginificant expense to the Company. Additionally, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's prodcuts and intellectual property rights to the same extent as the laws of the United States.

Employees

         As of July 31, 1999, the Company had 35 employees, of which 20 are full-time and 11 are part-time. Three employees are contract employees, employed on an hourly basis, and one is domiciled in South Korea. The departmental breakdown of these individuals include 3 in administration, 1 in sales, 23 in engineering and research and development, and 8 in production.

Item 2.   Properties

         The Company's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses the Company's administrative departments and senior level operations, including executive, legal, finance, planning, purchasing, personnel, engineers and operations personnel. This lease terminates in February, 2000. The Company is currently reviewing its options to remain at its current location or move to an alternate location.

 Item 3. Legal Proceedings

         As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission in 1995, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits is approximately $650,000.00. At this time, the Company anticipates minimal impact from the resolution of any of these lawsuits or judgments as all assets of the Company are collateralized against a priority security interest

         In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Nordskog Electric Vehicles, Inc., a.k.a.

Industrial Electric Vehicles, Inc. The matter has been referred to the insurance company which has assumed legal liability and is proceeding to defend the matter. As of October 27, 1999, the potential liability to the Company is unknown, however due to the insurance coverage, it is believed to be minimal.

         In April 1999, the City of Napa filed a lawsuit against the Company in the Superior Court of California, County of Napa, regarding certain electric vehicles sold by the Company to the City of Napa. The suit alleges that the vehicles did not meet certain performance specifications and an unspecified amount in damages is sought. The Company does not concur with the suit's claims and intends to vigorously defend the suit.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on July 29, 1999, at which the following matters were voted upon.

1. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 300,000,000 to 500,000,000. The results of the voting were as follows:

                Number of Shares voted FOR:                   206,493,826
                Number of Shares voted AGAINST:                 1,399,245
                Number of Shares ABSTAINING:                      102,917
                Number of Broker NON-VOTES:                           N/A

2. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock in a ratio of one-for-twenty, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

                Number of Shares voted FOR:                   204,967,360
                Number of Shares voted AGAINST:                 2,896,031
                Number of Shares ABSTAINING:                      132,597
                Number of Broker NON-VOTES:                           N/A

3. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company and authorize the Board of Directors to select a new name for the Company in their sole discretion. The results of the voting were as follows:

                Number of Shares voted FOR:                   205,351,202
                Number of Shares voted AGAINST:                 1,070,449
                Number of Shares ABSTAINING:                    1,574,217
                Number of Broker NON-VOTES:                           N/A

4. The Company's stockholders voted upon and approved a proposal to ratify the action of the Board of Directors increasing the authorized number of shares of common stock under the U.S. Electricar, Inc. 1996 Stock Option Plan from 15,000,000 to 45,000,000 shares. The results of the voting were as follows:

                Number of Shares voted FOR:                   183,408,560
                Number of Shares voted AGAINST:                 2,814,775
                Number of Shares ABSTAINING:                      121,282
                Number of Broker NON-VOTES:                           N/A

5. The Company's stockholders voted upon and approved a proposal to approve an amendment to Article III, Section 2 of the Company's Bylaws to change the variable authorized number of directors to a range of from four (4) to seven (7). The results of the voting were as follows:

                  Number of Shares voted FOR:                   207,068,636
                  Number of Shares voted AGAINST:                   777,752
                  Number of Shares ABSTAINING:                      148,908
                  Number of Broker NON-VOTES:                           N/A

6. The Company's stockholders voted upon and approved to elect six (6) individuals to the Board of Directors. The following Directors will serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified.

                  Re-elected Directors:                 FOR          WITHHELD

                  Donald Dreyer                        861,108           --
                  Carl D. Perry                    205,151,652       217,038
                  Edwin Riddell                    205,171,624       197,066

                  New Directors                         FOR          WITHHELD

                  Dr. Malcolm Currie               205,166,624       202,066
                  John J. Micek, III               205,229,894       138.796
                  Anthony Rawlinson                205,124,128       244,562

7. The Company's stockholders voted upon and approved a proposal to ratify the action of the Board of Directors appointing Moss Adams LLP as the independent auditors for the Company for the fiscal years ending July 31, 1999 and 2000. The results of the voting were as follows:

                  Number of Shares voted FOR:                   206,365,882
                  Number of Shares voted AGAINST:                    47,497
                  Number of Shares ABSTAINING:                    1,575,931
                  Number of Broker NON-VOTES:                           N/A



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

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

                                            Common Stock           Average Daily
                                     High Price       Low Price         Volume
                                     ----------       ---------         ------
    Fiscal 1998
    -----------
    First Quarter . . . . . . .        $0.120          $0.045          104,692
    Second Quarter  . . . . . .        $0.085          $0.039           71,019
    Third Quarter. . . . . . . .       $0.047          $0.031           16,094
    Fourth Quarter. . . . . . .        $0.048          $0.040           22,739


                                           Common Stock            Average Daily
                                     High Price     Low Price           Volume
                                     ----------     ---------           ------
    Fiscal 1999
    -----------
    First Quarter . . . . . . .       $0.048         $0.020            72,223
    Second Quarter  . . . . . .       $0.031         $0.029           134,535
    Third Quarter. . . . . . . .      $0.031         $0.029            58,224
    Fourth Quarter. . . . . . .       $0.190         $0.031           427,624



         On October 25, 1999, the last reported high bid price of the Common Stock was $0.19 and the last reported low asking price was $0.19. As of October 25, 1999, there were approximately 1,656 holders of record of the common stock. As of October 25, 1999, the Company's Series A Preferred Stock was held by approximately 124 shareholders, many of whom are also Common Stock shareholders. The Company's Series B Preferred Stock was held by approximately 37 shareholders as of October 25, 1999. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. The Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At July 31, 1999, the Company had an accumulated deficit of approximately $85,445,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)


Item 6.  Selected Financial Data
As of and for the fiscal year ended July 31, (in thousands, except per share data)

                                                                1999           1998           1997           1996           1995
                                                                ----           ----           ----           ----           ----
NET SALES                                                     $   2,774      $   1,938      $   4,484      $   4,209      $  11,625
COST OF SALES                                                     1,460          2,765          2,042          5,370         20,210
                                                              ---------      ---------      ---------      ---------      ---------
GROSS MARGIN                                                      1,314           (827)         2,442         (1,161)        (8,585)
                                                              ---------      ---------      ---------      ---------      ---------
OTHER COSTS AND EXPENSES
      Research and Development                                      499            445          1,218          1,401          6,697
      Selling, general and administrative                         1,141          1,697          3,116          5,608         13,952
      Interest and financing fees                                   724            665            792          1,890          5,732
      Other expense (income)                                        (41)           (67)           274            740            449
      Acquisition of research and development                                                   1,630
      Market development expense                                                                                                 77
      Gain on Warranty Reevaluations                               (474)
      Facility closures and consolidations of
      operations                                                                                                 701          2,378
                                                              ---------      ---------      ---------      ---------      ---------
      Total other costs and expenses                              1,849          2,740          7,030         10,340         29,285
                                                              ---------      ---------      ---------      ---------      ---------
LOSS FROM CONTINUING OPERATIONS                                    (535)        (3,567)        (4,588)       (11,501)       (37,870)
LOSS FROM DISCONTINUED OPERATIONS
GAIN ON DEBT RESTRUCTURING                                          140             42             53          2,147            305
                                                              ---------      ---------      ---------      ---------      ---------
NET LOSS                                                      $    (395)     $  (3,525)     $  (4,535)     $  (9,354)     $ (37,565)
                                                              =========      =========      =========      =========      =========

PER COMMON SHARE:

      Loss from continuing operations                         $   (0.01)     $   (0.02)     $   (0.03)     $   (0.17)     $   (1.88)

      Loss from discontinued operations

      Gain on debt restructuring                              $    0.00                                         0.03           0.02
                                                              ---------      ---------      ---------      ---------      ---------

      Net loss per common share                               $   (0.01)     $   (0.02)     $   (0.03)     $   (0.14)     $   (1.86)
                                                              =========      =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                              152,077        151,265        133,806         67,906         20,156
                                                              =========      =========      =========      =========      =========

      Total Assets                                            $   3,940      $   1,658      $   4,513      $   4,363      $  10,230
                                                              =========      =========      =========      =========      =========

      Long-term debt                                          $   3,332      $   3,332      $   3,639      $   3,987
                                                              =========      =========      =========      =========      =========

      Shareholders' equity (deficit)                          $  (7,316)     $ (12,615)     $  (9,095)     $ (12,736)     $ (24,760)
                                                              =========      =========      =========      =========      =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 1999 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

         The  financial  statements  present  the  financial  condition  of U.S.
Electricar, Inc. (the "Company") as of July 31, 1999 and the results of operations and cash flows of the Company for the three years then ended.

         The Company acquired substantially all the tangible and intangible assets, and assumed certain liabilities, of Systronix on October 25, 1996, for stock, a note and cash.

         In March 1997, the Company completed an agreement with HMC and HEI whereby HMC and HEI collectively purchased $3.6 million of the Company's common stock for cash and secured a technology license for an additional payment of $2.0 million. For the technology license, the Company received $1,850,000 in cash and the remaining $150,000 is to be received over six years.

         In 1998, the Company restructured its top management, realigned its product base and concentrated on the reduction of overall company operating costs. Facilities were closed, operations streamlined and personnel reduced. Headcount decreased from 51 employees at July 31, 1997 to 26 employees at July 31, 1998, yet the Company has maintained its core engineering capabilities. The Company has since begun to hire additional personnel as is warranted by new contracts and orders.

         During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities are now focused primarily on the development of electric and hybrid electric drive-trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U.S. government's Defense Advanced Research Project Agency ("DARPA") and the Department of Transportation ("DOT"), including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company also has several major engineering contracts with HMC to design, develop and test electric drive-trains and related products. Hyundai Motor Company is contracting with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the family of Panthertm drive system for their electric vehicles. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy duty transportation vehicles. The Company is also offering the modular drive systems to Original Equipment Manufacturers ("OEMs") and other customers. These drive systems have been installed in various vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to OEMs, both domestic and international. The Company is also developing a high power charger for use with its drive systems. Hyundai Motor Company has adapted a customized version of the PantherTM 60 for their production electric vehicle.

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

         The Company is aggressively pursuing various avenues of revenue generation to increase its cash flow. These include further developing its relationship with the Hyundai Group, joint venturing with global vehicle and bus manufacturers to utilize its electric drive train system, and developing a comprehensive marketing plan to penetrate various alternate niche markets for its drive system and its components. The Company is further looking at non-automotive applications for its products.

         The Company received capital investments from Jagen, Pty, Ltd. in the amount of $2,500,000 on June 4, 1999 and from Anthony Rawlinson in the amount of $500,000 on July 30, 1999, which have enabled the Company to further develop its hybrid drive systems as well as embark on other in-house funded research and development. The Company intends to explore new markets and develop an agressive sales and marketing plan to sell the current product line of drive-trains and components.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced recurring cash flow shortages due to operating losses primarily attributable to research, development, administrative and other costs associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its products profitably, it will need to continue to rely extensively on cash from external financing. The
Company anticipates that it will require additional outside financing for at least one more year.

         During 1999, the Company spent $798,000 in cash on operating activities to fund the net loss of $395,000, resulting from the factors explained in the following section of this discussion and analysis. Accounts receivable increased by $560,000 as the Company increased the number of engineering contracts from Hyundai Motor Company and Hyundai Heavy Industries. Customer Deposits decreased by $387,000 as the Company completed various contracts started in 1998 and moved toward a milestone based billing procedure. Inventory decreased by $329,000, net of write-downs of $36,000. The decrease was primarily caused by the Company's reclassification of certain finished goods inventory to fixed assets to reflect the assets current usage. These items will now be depreciated over their useful lives.

         The operations of the Company during 1999 were financed primarily by the funds received on engineering contracts and partly on funds received in from the sale of a technology license to Hyundai Heavy Industries. In June and July 1999 the Company received $3,000,000 from two investors, Jagen. Pty., Ltd. Of Australia and Anthony Rawlinson

         It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development into leading edge technologies. As of October 25, 1999, the Company has no firm commitments for significant additional financing.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

         Net sales of $2,774,000 for 1999 increased $836,000 or 43% from $1,938,000 in 1998. Two primary factors caused the increase. In 1999, the Company sold a technology license to HHI for $600,000. Secondly, the Company increased engineering, development and testing of electric and hybrid drive trains and related components in conjunction with Hyundai Motor Company of Korea and the U.S. Government through United States Postal Service, DARPA and DOT programs. Of the Company's total sales for 1999, $1,954,000, or 70% were revenues realized on engineering contracts with DARPA, the Hyundai Group of Korea and other customers.

         Net sales of $1,938,000 for 1998 decreased $2,546,000 or 57% from $4,484,000 in 1997. Two primary factors caused the decrease. In 1997, the Company sold a technology license to HMC and HEI for $2,000,000, and there were no such corresponding sales of a technology license in 1998. Secondly, the Company discontinued the sales of electric vehicles in 1998 and focused on the engineering, development and testing of electric drive trains and related components.

         Cost of sales as a percentage of sales decreased to 53% in 1999 from 143% in 1998. Sales revenue for 1999 included a sale of a technology license of $600,000. Excluding the sale of the technology license, cost of sales for 1999 was 67% of sales.

         Research and development expense increased in 1999 to $499,000 from $445,000, an increase of $54,000, or 12%. While the Company's has reduced staff and cut costs in all areas, the focus of the Company continues to be centered on research and development. The product development cost incurred in the performance of engineering development contracts is charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense of $445,000 in 1998 declined $773,000, or 63% from 1997. The decline was the result of a continuation of the reduction of technical resources by the Company as the Company changed from a manufacturer and retrofitter of electric vehicles to a components developer and producer.

         Selling, general and administrative expense of $1,141,000 in 1999 continued to decline from $1,697,000, or 33% from 1998, as the Company reduced continued to reduce spending and consolidated operations. Selling, general and administrative expense of $1,697,000 decreased significantly in 1998, by $1,419,000, or 46%, from $3,116,000 in 1997. Continued and significant reductions in headcount, facility costs and spending were responsible for the decline.

         In 1999, interest and financing fees increased slightly to $724,000 from $665,000 in 1998, an increase of 9% due mainly to default interest rate on certain notes payable becoming effective. Interest and financing fees in 1998 decreased $127,000 or 16% to $665,000 from $792,000 in 1997. The forgiveness of $1,300,000 of debt, formerly the Itochu debt, and the scheduled payment of the $307,000 note to CMAC shall continue to reduce interest expense in the future.

         During 1999, several unsecured creditors agreed to settle their trade debt claims for amounts less than the original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $140,000 in 1999. Additional settlements resulted in a gain on debt restructuring of $42,000 in 1998 and $53,000 in 1997.

         As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $395,000 decreased $3,130,000 or 89% from the $3,525,000 loss in 1998, while the net loss for 1998 decreased $1,010,000, or 22% from the $4,535,000 loss in 1997. These results reflect a significant change in the operating condition of the Company. The cost structure and operating conditions of the Company are now more in line with the sales volume and the scope of business. While the Company is not yet operating at a profit, the fixed costs have been reduced significantly, and the Company is now approaching a position where it will be able to sustain its current level of operations through self-funding.

Impact of Year 2000

          The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the Year 2000. The Company has replaced its accounting system software with software that is compliant with Year 2000 requirements. The Company mainly uses third party "off the shelf" software, and it does not anticipate a problem in resolving the Year 2000 problem in a timely manner. The Company is currently taking steps to ensure that its computer systems and services will continue to operate on and after January 1, 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         Future trends for the Company's revenue and profitability remain difficult to predict. The Company operates in a rapidly changing and developing market that involves a number of risks, some of which are beyond the Company's control. In addition, as previously disclosed in this Form 10-K, the Company's financial condition remains precarious. The following discussion highlights certain of these risks.

Going Concern / Net Operating Losses.

          The Company has experienced recurring losses from operations and had an accumulated deficit of $85,445,000 at July 31, 1999. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes. A substantial portion of the losses are attributable to product development and other start-up costs associated with the Company's business focus on the development, production and sale of battery powered electric vehicles. In June and July 1999, the Company received $3,000,000 in additional capital to fund operations, invest in new technologies and provide for the commercialization of the current product line. Cash flows from future operations may not be sufficient to enable the Company to achieve profitable operations. Market conditions and the Company's financial position may inhibit its ability to achieve profitable operations. These factors, as well as others, indicate the Company may be unable to continue as a going concern unless it is able to obtain significant additional financing and generate sufficient cash flows to meet its obligations as they come due and sustain its operations. As of October 27, 1999, the Company had no firm commitments from any person or entity to provide capital, and there can be no assurance that additional funds will be available from any source at the time the Company will need such funds.

Continued Losses. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company had substantial net losses of $395,000, $3,525,000 and $4,535,000, respectively on sales of $2,774,000, $1,938,000 and $4,484,000, respectively.

Nature of Industry. The electric vehicle ("EV") industry is still in its infancy. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or planning to enter into production. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting or low-emission vehicles, (b) the environmental consciousness of customers and (c) the ability of electric and hybrid-electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

None.

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

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the Directors and executive officers of the Company:

------------------------------------------------------ ----------------- -------------------------------------------
Name                                                   Age               Position
------------------------------------------------------ ----------------- -------------------------------------------
Anthony Rawlinson                                      44                Chairman of the Board
------------------------------------------------------ ----------------- -------------------------------------------

Carl D. Perry                                          67                Chief Executive Officer, President and
                                                                         Director
------------------------------------------------------ ----------------- -------------------------------------------

Edwin O. Riddell (1)                                   56                Director
------------------------------------------------------ ----------------- -------------------------------------------

Dr. Malcolm Currie (1)                                 70                Director
------------------------------------------------------ ----------------- -------------------------------------------

John J. Micek, III (2)                                 47                Director
------------------------------------------------------ ----------------- -------------------------------------------

Donald H. Dreyer (2)                                   63                Director
------------------------------------------------------ ----------------- -------------------------------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         Anthony Rawlinson, Chairman of the Board. Mr. Rawlinson was appointed Chairman of the Board in July 1999. Mr. Rawlinson has been Managing Director of the Global Value Investment Portfolio Management Pte. Ltd., a Singapore based international fund management company managing discretionary equity portfolios for institutions, pension funds and clients globally. Mr. Rawlinson is also Chairman of IXLA Ltd., an Australian public company which is a leader in the field of PC photography software. He is also Chairman of the Board of its wholly-owned subsidiary, photohighway.com, an internet portal for PC photography.

         Carl D. Perry, Chief Executive Officer, President and Director. Mr. Perry served as a Director and as an Executive Vice President of the Company from July 1993 until November 1997. In November 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company, and was elected President in June 1999. In July, 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony Rawlinson to become Chairman. Mr. Perry continues as Chief Executive Officer and President and as a Director. Prior to joining the Company, he was an international aerospace and financial consultant from 1989 to 1993. Mr. Perry served as Executive Vice President of Canadiar Ltd., Canada's largest aerospace corporation, from 1984 to 1993, where he conducted strategic planning, worldwide marketing, and international joint ventures. From 1979 to 1983, Mr. Perry served as Executive Vice President of the Howard Hughes Helicopter Company, now known as Boeing Helicopter Company, where he was responsible for general management, worldwide business development, and international operations.

         Malcolm R. Currie, Ph.D, Director. Dr. Currie was re-elected to the Board of Directors in July 1999. Dr. Currie had served as a Director of the Company from March 1995 through May 1997. Since 1994, he has served as Chairman of Electric Bicycle Co., a developer of electric bicycles. From 1986 until July 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co. (now Hughes Electronics), and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. His career in electronics and management has included research with many patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. He served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of UNOCAL, Investment Company of America, and LSI Logic, all of which are publicly traded companies. He is President of the American Institute of Aeronautics and Astronautics, and is Chairman of the Board of Trustees of the University of Southern California.

         John J. Micek III, Director. Mr. Micek was elected a Director of the Company in April 1999. Mr. Micek served as the Company's Vice President, General Counsel and Secretary from March 1994 to March 1997. From 1997 to 1999, Mr. Micek served as Chief Financial Officer of Protozoa, Inc., a private animation and software production company. From 1997 to the present, Mr. Micek has served as President of Universal Assurors, Inc. Prior to joining the Company, Mr. Micek practiced law since January 1989. From 1987 to March 1994, Mr. Micek held several positions with Armanino Foods of Distinction, Inc., a publicly traded specialty foods company, including serving as its General Counsel and Chief Financial Officer from February 1987 to December 1988 and Vice President from January 1989 to March 1994, and a Director of Armanino Foods from 1988 to 1989. Mr. Micek served as the President and Director of Catalina Capitol, Inc., a publicly traded company, from 1990 until its merger into Instant Video Technologies, Inc. ("IVT"), an interactive multi-media network technology company, in 1992. Mr. Micek continues to serve as a Director of IVT.


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

         Donald H. Dreyer, Director. Mr. Dreyer was elected a Director of the Company in January 1997. Mr. Dreyer is President and CEO of Dreyer & Company, Inc., a consultancy in credit, accounts receivable and insolvency services, which was established in 1990. Mr. Dreyer has served as Chairman of the Board of Credit Managers Association of California during the 1994 to 1995 term and continues to serve as a member of the Advisory Committee of that organization. Mr. Dreyer is currently the co-Chair of the Creditors Committees' Subcommittee of the American Bankruptcy Institute and is a member of the Western Advisory Committee of Dun & Bradstreet, Inc.

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

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 1999, all Reporting Persons complied with all applicable filing requirements: EXCEPTIONS: (i) Anthony Rawlinson, Chairman of the Board, inadvertently missed a filing deadline for Form 5 for one transaction effected in July 1999; the required Form 5 will be filed shortly; (ii) Malcom Currie, a Director, unintentionally missed a filing deadline for Form 3 that was due within ten days of his appointment as a Director in July 1999; the required Form 3 will be filed shortly; (iii) John J. Micek, a Director, unintentionally missed a filing deadline for Form 3 that was due within ten days of his appointment as a Director in April 1999; the required Form 3 will be filed shortly.

Item 11.     Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation earned by the Company's
Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for the years ended July 31, 1999, 1998, and 1997 (collectively, the "Named Executive
Officers"). Mr. Carl D. Perry is the sole executive officer of the Company whose salary currently exceeds $100,000.

                                                                          Summary Compensation Table
                                                    ------------------------------------------------------------------------
Name and Principal Position                                                   Annual Compensation
--------------------------------------------------- ------------------------------------------------------------------------
                                                                                             Long-Term Compensation Awards
                                                                                            --------------------------------
                                                                                                      Securities
                                                                                                      Underlying
                                                                  Salary      Bonus                  Options/SARs
                                                      Year          ($)       ($)                         (#)
--------------------------------------------------- --------- --------------- ------------- --------------------------------
Carl D. Perry (1)                                     1999        50,000           --                     --
Chief Executive Officer                               1998        55,770           --                     --
  And President                                       1997        75,000           --                     --
--------------------------------------------------- --------- --------------- ------------- --------------------------------

(1)  Mr. Perry was elected as Chief Executive Officer in November 1997. Amounts paid to Mr. Perry for all periods shown were paid to
     Mr. Perry as an Executive Vice President of the Company. Mr. Perry's current salary is $110,000 per year.


Option/SAR Grants

              No grants of stock options or stock appreciation rights ("SARs") were made during fiscal 1999 to the Named Executive Officers. However, the option exercise price, for Mr. Perry's and other employees under the 1996 Stock Option Plan, was reset to $0.10 per share from $0.30 per share on August 19, 1998 at the direction of the Board of Directors.

Option Exercises and Option Values

              The following table sets forth information concerning option exercises during 1999, and the aggregate value of unexercised options as of July
31, 1999, held by each of the Named Executive Officers:


                                           Aggregated Option/SAR Exercises in 1999
                                             and Option Values at July 31, 1999

                                                                      Number of Securities
                                Aggregate                          Underlying Unexercised        Value of Unexercised
                                 Option                                  Options at              In-the-Money Options at
                             Exercises in 1999                          July 31, 1999              July 31, 1999 (1)
                             -----------------                        ------------------      --------------------------


                                  Shares         Value
                               Acquired on      Realized
Name                           Exercise (#)       ($)         Exercisable   Unexercisable  Exercisable    Unexercisable
---------------------------- -------------- --------------- -------------- -------------- -------------- ---------------

Carl D. Perry                      --             --            1,200,000        --          $ 30,000          $ --

(1)  Calculated  on the basis of the  average of the high bid and low ask prices of the Common  Stock on July 31, 1999 of $0.125 per share, minus the exercise price.

Compensation of Directors

         Directors of the Company do not receive any compensation for their services as Directors. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings. One Director, Donald H. Dreyer is paid a consulting fee for attendance at Company Board meetings. In 1999, the total amount paid to Mr. Dreyer was approximately $10,559 for Board meetings and other consulting activities.

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

         As of October 27, 1999, 25,000 options had been granted and remained outstanding under the Director Option Plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Mr. Edwin Riddell, as Chairman, and Dr. Malcolm Currie. Mr. Riddell was elected Chairman in August 1998. Dr. Currie was elected to the Compensation Committee in July, 1999. Mr. Ishag served as a member of the Compensation Committee during all of Fiscal 1999. Dr. Malcolm Currie also served on the Compensation Committee during his prior term as a Director until his resignation in 1998.






                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the Company's stock as of September 30, 1999, (i) by each person
(or group of affiliated persons) who is known by the Company to own beneficially more than 5% of each class of the Company's stock, (ii) by each of the Company's
Directors, (iii) by each of the Company's Named Executive Officers listed in the Summary Compensation Table below, and (v) by the Company's Directors and executive officers as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of stock beneficially owned by them.

------------------------------------------  -----------------------------  ------------------------------  -----------------

5% Shareholders, Directors, Officers and           Common Shares            Percentage of Common Shares         Voting
    Directors and Officers as a Group          Beneficially Owned (1)         Beneficially Owned (2)        Percentage (3)
------------------------------------------  -----------------------------  ------------------------------  -----------------
Jagen, Pty., Ltd.                                        125,000,000 (4)                          36.60%             32.13%
9 Oxford Street, South Yorra 3141
Melbourne, Victoria Australia
------------------------------------------  -----------------------------  ------------------------------  -----------------
Carl D. Perry                                             48,548,789 (5)                          14.21%             14.40%
c/o U.S. Electricar, Inc.
19850 South Magellan Drive
Torrance, CA 90502
------------------------------------------  -----------------------------  ------------------------------  -----------------
Citibank N.A.                                             43,508,314                              12.74%             16.77%
111 Wall Street, 8th Floor
New York, NY  10043
------------------------------------------  -----------------------------  ------------------------------  -----------------
Anthony Rawlinson                                         25,000,000 (6)                           7.32%              6.43%
c/o U.S. Electricar, Inc.
19850 South Magellan Drive
Torrance, CA 90502
------------------------------------------  -----------------------------  ------------------------------  -----------------
John J. Micek, III                                           568,000 (7)                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------
Edwin O. Riddell                                              20,000 (8)                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------
Dr. Malcolm Currie                                             1,000 (9)                               *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------
Donald H. Dreyer                                                   0                                   *                  *
------------------------------------------  -----------------------------  ------------------------------  -----------------
All Directors and executive officers as                  74,137,789 (10)                               *                  *
a group (6 persons)
------------------------------------------  -----------------------------  ------------------------------  -----------------

*        Indicates less than 1%




(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after September 30, 1999.

(2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after September 30, 1999.

(3) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding; (iii) the total Series B Preferred Stock outstanding; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after September 30, 1999. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders.

(4) Includes 41,666,667 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.

(5) Includes 10,000,000 shares of Common Stock issuable upon conversion of convertible debt in the amount of $3,000,000 plus accrued interest, at a conversion price of $0.30 per share and 1,200,000 shares of Common Stock issuable pursuant to stock options issued under a employee stock option plan exercisable at a price of $0.10 per share. The option exercise price, for Mr. Perry's and other employess under the 1996 Stock Option Plan, was reset to $0.10 per share from $0.30 per share on August 19, 1998 at the direction of the Board of Directors.

(6) Includes 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.

(7) Includes 565,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.10 per share. The option exercise price was reset to $0.10 per share from $0.30 per share on June 10, 1999 at the direction of the Board of Directors.

(8) Includes 20,000 shares of Common Stock issuable pursuant to stock options.

(9) Includes 1,000 shares of Common Stock issuable pursuant to stock options.

(10) Includes 1,790,000 shares of Common Stock issuable pursuant to stock options exercisable at prices ranging from $0.10 to $0.60 per share, Includes 10,000,000 shares of Common Stock issuable upon conversion of convertible debt in the amount of $3,000,000 plus accrued interest, at a conversion price of $0.30 per share and 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13.     Certain Relationships and Related Transactions

         The following are certain transactions entered into between the Company and its officers, directors and principal shareholders and their affiliates since August 1, 1997.

Transactions with Secured Creditors and Others:

Carl D. Perry/Itochu Corporation

               As of March 1999,  there was  $3,000,000 of debt  outstanding  to
Itochu, a former principle shareholder of the Company, pursuant to a Supplemental Loan Agreement. The debt was convertible at the election of Itochu at any time, or automatically upon the occurrence of certain events, into shares of Common Stock at a conversion rate of $0.30 per share. The debt was secured by all of the assets of the Company. To date, no agreement has been reached on extending the maturity date of this debt. Additionally, Itochu issued $1,300,000 of convertible secured notes to the Company under a Supplemental loan Agreement with a maturity date of December 1997. To date, no agreement has been reached on extending the maturity date of this debt.

                In March 1999, Itochu Corporation sold all of the aforementioned debt plus accrued interest outstanding ($5,693,400) to Carl D. Perry, the Company's Chief Executive Officer and President, for $50,000. Itochu also sold all of the shares of common stock it held to Mr. Perry for $1.00. Mr. Perry forgave $2,693,400 of accrued interest and principal on July 30, 1999. As of July 31, 1999, there is $3,000,000 in principal owed by the Company to Mr. Perry under this loan.

Fontal International, Ltd. ("Fontal")

         In January 1998, the Company borrowed $200,000 from Fontal, a creditor and principal shareholder of the Company, under a short term, non-interest bearing promissory note, and this amount was outstanding at the end of fiscal 1999. Additionally, there is an outstanding balance of $800,000 on unsecured convertible bonds held by Fontal at the end of fiscal 1999.

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





                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)1.        Financial Statements

                      The financial statements filed as a part of this report are identified in the Index to Consolidated Financial Statements on page F-1

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

         (b)          Reports on Form 8-K

                      None





                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on October 29, 1999.

U.S. ELECTRICAR, INC.

By:/s/ Carl D. Perry
--------------------------------------------------------------------------------
Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

Dated: October 29, 1999

                               POWER OF ATTORNEY

                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl D. Perry, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


                  IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                  Title                                  Date
---------                                  -----                                  ----
/s/ Carl D. Perry                          Chief Executive                        October 29, 1999
-----------------------                    Officer and Director
Carl D. Perry                              (Principal Executive Officer)

/s/ Anthony Rawlinson                      Chairman                               October 29, 1999
-----------------------
Anthony Rawlinson

/s/ Malcolm Currie                         Director                               October 29, 1999
-----------------------
Malcom Currie

/s/ Edwin O. Riddell                       Director                               October 29, 1999
-----------------------
Edwin O. Riddell

/s/ John J. Micek, III                     Director                               October 29, 1999
-----------------------
John J. Micek, III

/s/ Donald H. Dreyer                       Director                               October 29, 1999
-----------------------
Donald H. Dreyer



================================================================================







                             U. S. ELECTRICAR, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                             JULY 31, 1999 and 1998







================================================================================

================================================================================

                             U. S. ELECTRICAR, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT .............................................   F-1

BALANCE SHEETS - JULY 31, 1999 and 1998 ..................................   F-2

STATEMENTS OF OPERATIONS -
     YEARS ENDED JULY 31, 1999, 1998 AND 1997 ............................   F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT -
     YEARS ENDED JULY 31, 1999, 1998 AND 1997 ............................   F-5

STATEMENTS OF CASH FLOWS -
     YEARS ENDED JULY 31, 1999, 1998 AND 1997 ............................   F-6

NOTES TO FINANCIAL STATEMENTS ............................................   F-8




================================================================================

INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
U. S. Electricar, Inc.


We have audited the accompanying balance sheets of U. S. Electricar, Inc. as of July 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Electricar, Inc. as of July 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years ended July 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's recurring losses from operations and its inability to generate sufficient cash flows to sustain operations and meet its obligations raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                    /s/ MOSS ADAMS LLP

Santa Rosa, California
September 17, 1999

                                                                        Page F-1



                                                                                                     U. S. ELECTRICAR, INC.
                                                                                                             BALANCE SHEETS
                                                                                                     July 31, 1999 and 1998
                                                                        (In thousands, except for share and per share data)
---------------------------------------------------------------------------------------------------------------------------




                                                          ASSETS

                                                                                       1999                    1998
                                                                                --------------------    --------------------
CURRENT ASSETS
     Cash                                                                                   $ 2,467                   $ 266
     Accounts receivable, net of allowance for doubtful accounts
         of $0 and $108                                                                         751                     108
     Inventories and supplies                                                                   223                     492
     Stockholder receivable, current maturities                                                  50                     250
     Prepaids and other current assets                                                           92                     124
                                                                                --------------------    --------------------

             Total current assets                                                             3,583                   1,240

PROPERTY, PLANT AND EQUIPMENT                                                                   282                     318

STOCKHOLDER RECEIVABLE, less current maturities                                                  75                     100
                                                                                --------------------    --------------------

             Total assets                                                                   $ 3,940                 $ 1,658
                                                                                ====================    ====================





The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-2


                                                                                                     U. S. ELECTRICAR, INC.
                                                                                                 BALANCE SHEETS (Continued)
                                                                                                     July 31, 1999 and 1998
                                                                        (In thousands, except for share and per share data)
---------------------------------------------------------------------------------------------------------------------------


                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                       1999                    1998
                                                                                --------------------    --------------------
CURRENT LIABILITIES
     Accounts payable                                                                         $ 507                   $ 540
     Accrued payroll and related expenses                                                       290                     358
     Other accrued expenses                                                                     232                     285
     Current maturities of long-term debt                                                     4,427                   5,727
     Accrued warranty reserve                                                                     -                     474
     Customer deposits                                                                            -                     387
                                                                                --------------------    --------------------

             Total current liabilities                                                        5,456                   7,771

ACCRUED INTEREST PAYABLE                                                                        593                   1,262

LONG-TERM PAYABLES                                                                            1,875                   1,908

LONG-TERM DEBT, less current maturities                                                       3,332                   3,332
                                                                                --------------------    --------------------

             Total liabilities                                                               11,256                  14,273
                                                                                --------------------    --------------------

STOCKHOLDERS' DEFICIT
     Series A preferred stock - no par value; 30,000,000 shares authorized; 3,259,000 and 3,321,000  shares issued and
         outstanding at 1999 and 1998; liquidating preference
         at $0.60 per share aggregating $1,955 and $1,993                                     2,191                   2,258
     Series B preferred stock - no par value; 5,000,000 shares
         authorized; 1,242,000 and 1,291,000 shares issued and
         outstanding at 1999 and 1998                                                         2,486                   2,584
     Stock notes receivable                                                                  (1,149)                 (1,149)
     Common stock - no par value; 500,000,000 and 300,000,000
         shares authorized at 1999 and 1998; 251,992,000 and
         151,767,000  shares issued and outstanding at 1999 and 1998                         71,501                  68,742
     Additional paid-in capital                                                               3,100                       -
     Accumulated deficit                                                                    (85,445)                (85,050)
                                                                                --------------------    --------------------

             Total stockholders' deficit                                                     (7,316)                (12,615)
                                                                                --------------------    --------------------

             Total liabilities and stockholders' deficit                                    $ 3,940                 $ 1,658
                                                                                ====================    ====================



The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-3


                                                                                                     U. S. ELECTRICAR, INC.
                                                                                                   STATEMENTS OF OPERATIONS
                                                                                   Years Ended July 31, 1999, 1998 and 1997
                                                                        (In thousands, except for share and per share data)
---------------------------------------------------------------------------------------------------------------------------


                                                                    1999                  1998                   1997
                                                             -------------------    ------------------    -------------------
NET REVENUES                                                            $ 2,774               $ 1,938                $ 4,484

COST OF REVENUES                                                          1,460                 2,765                  2,042
                                                             -------------------    ------------------    -------------------

GROSS PROFIT                                                              1,314                  (827)                 2,442
                                                             -------------------    ------------------    -------------------

OTHER COSTS AND EXPENSES
     Research and development                                               499                   445                  1,218
     Selling, general and administrative                                  1,141                 1,697                  3,116
     Interest and financing fees                                            724                   665                    792
     Gain on warranty accrual reevaluation                                 (474)                    -                      -
     Other (income)/expense                                                 (41)                  (67)                   274
     Acquisition of research and development                                  -                     -                  1,630
                                                             -------------------    ------------------    -------------------

             Total other costs and expenses                               1,849                 2,740                  7,030
                                                             -------------------    ------------------    -------------------

LOSS FROM CONTINUING OPERATIONS                                            (535)               (3,567)                (4,588)

GAIN ON DEBT RESTRUCTURING                                                  140                    42                     53
                                                             -------------------    ------------------    -------------------

NET LOSS                                                                 $ (395)             $ (3,525)              $ (4,535)
                                                             ===================    ==================    ===================

PER COMMON SHARE
     Loss from continuing operations                                    $ (0.01)              $ (0.02)               $ (0.03)
     Gain on debt restructuring                                               -                     -                      -
                                                             -------------------    ------------------    -------------------

             Net loss per common share                                  $ (0.01)              $ (0.02)               $ (0.03)
                                                             ===================    ==================    ===================

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                    152,076,615           151,265,026            133,805,603
                                                             ===================    ==================    ===================



The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-4


                                                                                                     U. S. ELECTRICAR, INC.
                                                                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                   Years Ended July 31, 1999, 1998 and 1997
                                                                                                             (In thousands)
----------------------------------------------------------------------------------------------------------------------------


                                                         PREFERRED STOCK
                                         -------------------------------------------------
                                                SERIES A                  SERIES B               COMMON STOCK         ADDITIONAL
                                         -----------------------   -----------------------  ------------------------    PAID-IN
                                          SHARES       AMOUNT       SHARES       AMOUNT      SHARES        AMOUNT       CAPITAL
                                         ----------  -----------   ----------  -----------  ----------   -----------  ------------

BALANCE, JULY 31, 1996                       4,010      $ 2,983        1,587      $ 3,175     120,220      $ 59,157           $ -

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                 -            -           42           85           -             -             -
COMMON STOCK TRANSACTIONS
    Sales under Regulation S subscription
      agreement                                  -            -            -            -      12,000         3,600             -
    Systronix acquisition                        -            -            -            -       3,800           760             -
    Conversion of Series S Bonds and
      accrued interest                           -            -            -            -      10,732         3,219             -
    Conversion of Series A preferred stock    (389)        (353)           -            -         389           353             -
    Conversion of Series B preferred stock       -            -         (289)        (578)      1,927           578             -
    Conversion of debt                           -            -            -            -       2,000           600             -
INTEREST ON STOCK NOTES                          -            -            -            -           -             -             -
NET LOSS                                         -            -            -            -           -             -             -
                                         ----------  -----------   ----------  -----------  ----------   -----------  ------------

BALANCE, July 31, 1997                       3,621        2,630        1,340        2,682     151,068        68,267             -

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock    (300)        (372)           -            -         300           372             -
    Conversion of Series B preferred stock       -            -          (49)         (98)        324            98             -
    Stock for services                           -            -            -            -          75             5             -
NET LOSS                                         -            -            -            -           -             -             -
                                         ----------  -----------   ----------  -----------  ----------   -----------  ------------

BALANCE, July 31, 1998                       3,321        2,258        1,291        2,584     151,767        68,742             -

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock     (62)         (67)           -            -          62            67             -
    Conversion of Series B preferred stock                               (49)         (98)        163            98             -
    Sale of stock                                -            -            -            -      83,333         2,375             -
    Conversion of debt                           -            -            -            -      16,667           219             -
    Issuance of common stock warrants            -            -            -            -           -             -           406
    Debt forgiveness by stockholder              -            -            -            -           -             -         2,694
NET LOSS                                         -            -            -            -           -             -             -
                                         ----------  -----------   ----------  -----------  ----------   -----------  ------------

                                             3,259      $ 2,191        1,242      $ 2,486     251,992      $ 71,501       $ 3,100
                                         ==========  ===========   ==========  ===========  ==========   ===========  ============



                                                                                                     U. S. ELECTRICAR, INC.
                                                                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                   Years Ended July 31, 1999, 1998 and 1997
                                                                                                             (In thousands)
----------------------------------------------------------------------------------------------------------------------------

                                                    STOCK NOTES      ACCUMULATED
                                                     RECEIVABLE       DEFICIT        TOTAL
                                                    -------------  --------------  -----------

BALANCE, JULY 31, 1996                                  $ (1,061)      $ (76,990)   $ (12,736)

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                               -               -           85
COMMON STOCK TRANSACTIONS
    Sales under Regulation S subscription
      agreement                                                -               -        3,600
    Systronix acquisition                                      -               -          760
    Conversion of Series S Bonds and
      accrued interest                                         -               -        3,219
    Conversion of Series A preferred stock                     -               -            -
    Conversion of Series B preferred stock                     -               -            -
    Conversion of debt                                         -               -          600
INTEREST ON STOCK NOTES                                      (88)              -          (88)
NET LOSS                                                       -          (4,535)      (4,535)
                                                    -------------  --------------  -----------

BALANCE, July 31, 1997                                    (1,149)        (81,525)      (9,095)

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                     -               -            -
    Conversion of Series B preferred stock                     -               -            -
    Stock for services                                         -               -            5
NET LOSS                                                       -          (3,525)      (3,525)
                                                    -------------  --------------  -----------

BALANCE, July 31, 1998                                    (1,149)        (85,050)     (12,615)

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                     -               -            -
    Conversion of Series B preferred stock                     -               -            -
    Sale of stock                                              -               -        2,375
    Conversion of debt                                         -               -          219
    Issuance of common stock warrants                          -               -          406
    Debt forgiveness by stockholder                            -               -        2,694
NET LOSS                                                       -            (395)        (395)
                                                    -------------  --------------  -----------

                                                        $ (1,149)      $ (85,445)    $ (7,316)
                                                    =============  ==============  ===========




The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-5


                                                                                                       U. S. ELECTRICAR, INC.
                                                                                                     STATEMENTS OF CASH FLOWS
                                                                                     Years Ended July 31, 1999, 1998 and 1997
                                                                                                               (In thousands)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                     1999           1998            1997
                                                                                 -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                          $ (395)      $ (3,525)       $ (4,535)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation and amortization                                                179            212             578
             Change in allowance for doubtful accounts                                   (108)            (7)           (319)
             Provision to reduce inventory values                                         (36)           949             308
             Gain on debt restructuring                                                  (140)           (42)            (53)
             Changes in valuation allowances and reserves                                (640)          (368)         (1,011)
             Purchase of research and development                                           -              -           1,630
             Stock issued in settlement of legal claim                                      -              5               -
             Loss of disposal of equipment                                                  -            353               -
             Gain on sale of Industrial Electric Vehicles                                   -              -            (158)
             Interest income on stock notes receivable                                      -              -             (88)
             Interest converted to common stock                                                            -             194
         Change in operating assets and liabilities:
             Accounts receivable                                                         (560)           753             (54)
             Inventories                                                                  329            371             589
             Note receivable                                                              250              -               -
             Prepaids and other current assets                                             32            191             (53)
             Accounts payable and accrued expenses                                        678            491             (39)
             Customer deposits                                                           (387)           343            (164)
                                                                                 -------------   ------------   -------------

                     Net cash used by operating activities                               (798)          (274)         (3,175)
                                                                                 -------------   ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                            (1)            (8)            (13)
     Proceeds from sale of equipment                                                        -             35               -
     Repayments on advances to Systronix Corporation                                        -              -             209
                                                                                 -------------   ------------   -------------

                     Net cash provided (used) by investing activities                      (1)            27             196
                                                                                 -------------   ------------   -------------


CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                              -              -         (3,021)
     Payments on capital leases                                                             -            (20)          (152)
     Borrowings on notes payable                                                          400            200          3,122
     Proceeds from issuance of common stock                                             2,600              -          3,350
                                                                                 -------------  -------------   ------------

                 Net cash provided by financing activities                              3,000            180          3,299
                                                                                 -------------  -------------   ------------

NET INCREASE (DECREASE) IN CASH                                                         2,201            (67)           320

CASH
     Beginning of year                                                                    266            333             13
                                                                                 -------------  -------------   ------------

     End of year                                                                      $ 2,467          $ 266          $ 333
                                                                                 =============  =============   ============


The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-6


                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                STATEMENTS OF CASH FLOWS (Continued)
                                                                                            Years Ended July 31, 1999, 1998 and 1997
                                                                                                                      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             1999             1998             1997
                                                                                           ---------        -------         --------
SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for interest                                                 $  --           $     3         $   162

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Conversion of Series A preferred stock to common stock                                 $    68         $   372         $   353
     Conversion of Series B preferred stock to common stock                                 $    98         $    98         $   578
     Issuance of warrants                                                                   $   406         $  --           $  --
     Decrease in capital lease payable due to cancellation                                  $  --           $   190         $  --
     Conversion of investment to note receivable                                            $  --           $   250         $  --
     Conversion of debt to common stock                                                     $   400         $  --           $ 4,069
     Conversion of debt to Series B preferred stock                                         $  --           $  --           $    85
     Notes issued in connection with debt restructuring                                     $  --           $  --           $    15
     Assumption of notes payable in connection with acquisition                             $  --           $  --           $   800
     Note issued in connection with acquisition                                             $  --           $  --           $   830
     Note assumed by buyer in connection with sale of Industrial
         Electric Vehicles                                                                  $  --           $  --           $(1,013)
     Conversion of accrued interest to notes payable                                        $  --           $  --           $   139
     Acquisition of assets through capital lease                                            $  --           $  --           $   361
     Sale of net assets of Industrial Electric Vehicles                                     $  --           $  --           $   858
     Acquistion of certain assets, related debt and research and development from Systronix Corporation for debt and
         stock options, net                                                                 $  --           $  --           $  (819)





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

                                                          U. S. ELECTRICAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc. was incorporated in 1976 in California as Solar Electric Engineering, Inc., and in 1994 changed its name to U. S. Electricar, Inc. Prior to fiscal year 1998, the Company produced and sold electric vehicles. In 1998, the Company began to focus its efforts on the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company currently has several engineering contracts to design, develop and test electric drive train products and related products for Hyundai Motor Corporation (HMC) and the U.S. Government. The Company anticipates deriving further development contracts from a new relationship with Hyundai Heavy Industries, as well as utilizing Hyundai to manufacture the Company's drive systems for international sales. The statements of operations, stockholders' deficit, and cash flows for the year ending July 31, 1997, include the activities of Industrial Electric Vehicles, Inc. (IEV). Substantially all assets and liabilities of IEV were sold during the year ended July 31, 1997 (see Note 3). All material intercompany transactions affecting the 1997 statements were eliminated in consolidation. IEV is a dormant company and had no transactions in 1999 and 1998.

Inventory and supplies - Inventory and supplies at July 1999 is comprised of materials used in the design and development of electric drive systems under ongoing development contracts. Inventory at July 1998 was comprised of electric vehicles, raw materials, and work-in-process, and were stated at market, which was lower than cost.

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

Warranties - Electric vehicle warranties were provided by the Company and generally extended for one year from the time of sale. Warranties for substantially all vehicles sold by the Company have elapsed. As a result, the Company recognized a $474,000 gain in 1999 concurrent with the reevaluation of the warranty accrual.

Income taxes - Deferred income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Revenue recognition - Revenue from the sale of electric vehicles was recognized when the vehicle was delivered to the customer. Revenue on engineering and research and development contracts is recognized at the completion of specified engineering or billing milestones.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with Series A and B preferred stock, stock options, warrants and convertible notes and bonds, which are exercisable into shares of common stock, could potentially dilute earnings per share in future years.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds, and trade receivables. Demand deposits are placed with known creditable financial institutions. The Company's largest customer, Hyundai, is also a stockholder that holds less than 5% of the outstanding common stock. Hyundai accounted for approximately 90% of total revenues for the year ended July 31, 1999. Amounts due from Hyundai at July 31, 1999, which are included in accounts receivable, were $736,000.

Significant estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results, and the difference could have a significant impact on the financial statements.

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


Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of
Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings or loss per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issue to non-employees are valued under the provisions of SFAS No. 123.


Recent accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not expect the adoption of SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, to have a material effect on the Company's financial statements.

Reclassifications - Certain reclassification have been made to the prior years' financial statements to conform to the current year's presentation.

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 2 - GOING CONCERN


The Company has experienced recurring losses from operations and use of cash from operations. Prior to the year ended July 31, 1998, a substantial portion of the losses were attributable to research, development and other costs associated with the Company's development and production of electric vehicles, including the conversion of gas-powered cars and light trucks to electric power, as well as restructuring the Company's operations.


During the three years ended July 31, 1999, the Company obtained approximately $12 million (net of debt repayments) in cash from financing activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During 1999 the Company was successful in selling $3,000,000 of its common stock. Also during 1999, the Company's President acquired approximately $5,694,000 of debt and accrued interest, plus 37 million shares of stock, from ITOCHU Corporation. Under the agreement among ITOCHU, the Company, and the Company's President, the acquired debt is convertible into common stock, under the terms of the original notes.

It is management's intention to complete its debt restructuring and to seek additional financing through private placements as well as other means. As of September 17, 1999, the Company had no commitments from any person or entity to provide additional financing to the Company.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Cash flows from future operations may not be sufficient to enable the Company to meet its obligations, and market conditions and the Company's financial position may inhibit its ability to achieve profitable operations.

These factors, as well as the future availability or inadequacy of financing to meet future needs, could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations, and/or seek protection under applicable bankruptcy and insolvency laws.


NOTE 3 - ACQUISITIONS AND SALES

The Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of Systronix Corporation (Systronix) in October 1996. Systronix was a developer of technologically advanced electric propulsion systems for electric-powered vehicles. The purchase was reported using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. Assets associated with research and development, and for which there was no alternative use, were expensed.

In 1997, substantially all assets of the Company's subsidiary, Industrial Electrical Vehicles, Inc. were sold to a group headed by former employees of the Company in exchange for the buyers assuming certain defined debt. The liabilities assumed by the buyers exceeded the reported values of the assets sold, which resulted in a gain of approximately $155,000.


--------------------------------------------------------------------------------
                                                                       Page F-10

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 4 - INVENTORIES (in thousands)

                                                             1999           1998
                                                             ----           ----

Raw materials and supplies                                   $223           $437
Finished goods                                                --             120
Work-in-process                                               --             101
                                                             ----           ----

                                                              223            658
Less valuation adjustment                                     --             166
                                                             ----           ----

                                                             $223           $492
                                                             ====           ====


As of July 31, 1999, all inventory is classified as raw materials and supplies since the Company no longer manufactures electric vehicles.

In 1994 the Company entered into a manufacturing agreement with a vendor, whereby the Company agreed to sell to the vendor sufficient inventory to complete the conversion of 84 sedans and pick-up trucks to electric power and then to repurchase the completed vehicles upon completion of the manufacturing process. The terms of the agreement gave the vendor a purchase money interest in inventory. Due to the repurchase agreement, the Company did not account for this transaction as a sale. The Company initially accrued the difference between the selling price and repurchase price as interest expense. However, the interest expense accrual was later reversed by the Company as a result of an amendment to the agreement in July 1995, which eliminated the price difference and required only the refund to the vendor of the net amount of money paid to the Company under the agreement. During 1995, the vendor paid the Company $867,000, and the Company paid the vendor $64,000, for a difference of $803,000, which was recorded as an account payable. Under the July 1995 amendment, and separate from the debt restructuring process, a portion of anticipated proceeds from future sales of unsold vehicles in which the vendor had a purchase money interest was to be paid to the vendor; and the vendor was to ratably release its interest in such vehicles as they were sold until the $803,000 was fully repaid. At July 31, 1999 and 1998, approximately $98,000 remained unpaid and was included in accrued expenses. Subsequent to July 31, 1999, the vendor agreed to accept $27,000 in complete satisfaction of the outstanding liability.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                                                1999        1998
                                                              ------      ------

Computers                                                     $  846      $  872
Machinery and equipment                                          267         267
Furniture and office equipment                                   196         196
Leasehold improvements                                            54          47
Automobiles and demonstration vehicles                           142        --
Construction in progress                                        --             7
                                                              ------      ------

                                                               1,505       1,389
Less accumulated depreciation and amortization                 1,223       1,071
                                                              ------      ------

                                                              $  282      $  318
                                                              ======      ======

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE 6 - LONG-TERM DEBT (in thousands, except for share data)

                                                                 1999      1998
                                                                ------    ------

Convertible secured note under a Supplemental Loan
Agreement with ITOCHU Corporation, with interest at
12%; principal and interest were due in April 1998; the
debt was secured by the Company's personal property
and was acquired by the Company's President during 1999         $1,700    $3,000

Secured subordinated promissory note - Credit
Management Association of California (CMAC) as
exclusive agent for Non-Qualified Creditors, with
interest at 3% for the first five years, 6% for years
six and seven, and then at prime plus 3% through
date of maturity; interest payments are made upon
payment of principal, with principal and interest due
no later than April 2016; with an interest in a sinking
fund escrow with a balance of four thousand dollars
as of July 31, 1999 and 1998, the sinking fund escrow
requires the Company fund the account with 10% of
future equity financing, including convertible debt
converted to equity; payments on this note are
subordinated to payment in full on all principal and
accrued interest owed on the Qualified Creditors
promissory note                                                  3,332     3,332

Convertible secured notes under a Supplemental Loan
Agreement with ITOCHU Corporation, with interest at
12%; principal and interest were due in December 1997;
the debt was secured by the Company's personal property,
and was acquired by the Company's President during 1999          1,300     1,300

Convertible bonds with interest at 10%; principal and
interest were due in July 1997                                     800       800

Secured subordinated promissory note - CMAC, as
exclusive agent for Qualified Creditors, with interest
at 3%; principal and interest are due in August 1999;
secured with an interest in a sinking fund escrow                  307       307

Other                                                              320       320
                                                                ------    ------

                                                                 7,759     9,059
Less current maturities                                          4,427     5,727
                                                                ------    ------

                                                                $3,332    $3,332
                                                                ======    ======

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

In September 1994, the Company issued 120 units of Series S secured convertible bonds totaling $12,000,000. Each of the units consisted of $100,000 in principal and a warrant to purchase 10,000 common shares. Beginning July 1995 through March 1997, the Company converted the $12,000,000 in principal and $2,002,000 of accrued interest into 46,674,000 shares of common stock at $0.30 per share. Of these amounts, $3,217,000 of principal and accrued interest was converted into 10,732,000 shares of common stock during the year ended July 31, 1997.

The Company and ITOCHU Corporation entered into a Supplemental Loan Agreement in April 1995, whereby ITOCHU agreed to lend $3,000,000 to the Company. The notes were secured by the personal property of the parent company and were convertible at $0.30 per share into the Company's common stock. The principal and accrued interest due under the notes have not been paid, causing an event of default.


In March 1999, this and all other notes and accrued interest payable to ITOCHU, totaling $5,694,000, were acquired by the Company's President in a transaction outside the Company for $50,000. During 1999, the Company's President forgave debt totaling $2,694,000. Due to the related party nature of the transaction, this forgiveness was recorded as additional paid-in capital. The remaining $3,000,000 in notes continues to be in default and accrues interest at 12% per year. The remaining principal and accrued interest is convertible into the Company's common stock at $0.30 per share at a date mutually agreed to by the Company and the President.


In April 1996, and as amended in July 1996, the Company issued two promissory notes, due April 1999, for $256,000 and $560,000, and one promissory note due April 2016 for $3,332,000, to CMAC, as the exclusive agent for certain unsecured creditors who settled with the Company in connection with its Debt Restructuring Plan. In May 1997 the Company issued an additional promissory note, due April 1999 for $15,000 to CMAC, under the Debt Restructuring Plan. The April notes are in default.


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


NOTE 8 - LEASE COMMITMENTS

The Company assumed the lease of its Torrance facility when Systronix was purchased. The lease expires in February 2000. Future minimum lease payments under this lease agreement are $56,000 for the year ended July 31, 2000. Rent expense was $144,400, $164,500, and $225,000 for the years ended July 31, 1999,
1998, and 1997.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES (in thousands)

The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986. An ownership change occurred at the time of the private placement memorandums in 1991 and 1992, at the time of the common and preferred stock issuances in 1993, and upon conversion of certain debt to equity in subsequent years. This change will limit future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

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

                                                            1999           1998
                                                          -------        -------
Deferred tax assets
     Federal tax loss carryforward                        $23,574        $23,558
     State tax loss carryforward                            2,325          2,705
     Basis difference                                       1,610          1,610
     Reserves and allowances                                  118            107
     Other, net                                               215            498
                                                          -------        -------

                                                           27,842         28,478
Less valuation allowance                                   27,842         28,478
                                                          -------        -------

Net deferred tax asset                                    $  --          $  --
                                                          =======        =======



Net operating losses expire as follows:

                                                 Net Operating Loss
                                     -------------------------------------------
         Date of expiration                Federal               California
         ------------------          --------------------    -------------------

                2000                                $ 51                $ 16,730
                2001                                  44                   4,541
                2002                                  11                   2,778
                2003                                  64                   1,541
                2004                                 322                     709
                2005                                 443                       -
                2006                                 680                       -
                2007                               2,552                       -
                2008                              24,221                       -
                2009                              33,460                       -
                2010                               9,083                       -
                2011                               5,557                       -
                2012                               2,998                       -
                2013                               1,418                       -
                                     --------------------    -------------------
                                                $ 80,904                $ 26,299
                                     ====================    ===================


--------------------------------------------------------------------------------
                                                                       Page F-14

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' DEFICIT

Series A preferred stock - Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis at the election of the holder or automatically upon the occurrence of certain events, including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference of $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series A preferred stock.

In July 1993, the Board of Directors approved a plan for the sale of shares of Series A preferred stock to certain officers and directors (Participants) at $0.60 per share. In general, the Participants could purchase these shares for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan were pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding at July 31, 1999. The likelihood of collecting the interest on these notes is remote; therefore, beginning with the year ended July 31, 1998, accrued interest has not been recorded.

Series B preferred stock - Series B preferred stock is currently unregistered and each share is convertible into shares of common stock at the election of the holder. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock.

In 1999 and 1998, 49,000 shares of Series B preferred stock were converted each year into common stock on a 3.33 and 6.66-to-one basis, respectively.

Other significant stock activity - In March 1997, the Company sold 12,000,000 unregistered shares of its common stock at $0.30 per share pursuant to a Regulation S Subscription Agreement resulting in net proceeds of $3,600,000. Also in 1997, the Company converted $600,000 of convertible secured notes to 2,000,000 shares of common stock at $0.30 per share.

In conjunction with the acquisition of ITOCHU's debt (see Note 6), the Company's President purchased all of the outstanding common stock of ITOCHU Corporation, which totaled approximately 37,400,000 shares, for a purchase price of $1.

In July 1999, the Company sold 86,666,666 unregistered shares of its common stock at $0.03 per share pursuant to a Regulation D Subscription Agreement, resulting in net proceeds of $2,600,000. Also in July 1999, the Company converted $400,000 of convertible secured notes to 13,333,000 shares of common stock at $0.03 per share.

In July 1999, the Company's shareholders authorized an additional 200,000,000 shares of no par common stock.

--------------------------------------------------------------------------------
                                                                       Page F-15

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS AND WARRANTS

In 1993, stockholders approved the 1993 Employee and Consultant Stock Plan, which expires in 2003. Under the 1993 Employee and Consultant Stock Plan, the Company reserved 10,000,000 shares of common stock for incentive and nonstatutory stock options. The Company increased the number of shares of common stock reserved under the 1993 Plan to 15,000,000 in November 1993 and to 30,000,000 in September 1995. Options under the 1993 Plan expire over periods not to exceed ten years from date of grant. Options that expire or are canceled may become available for future grants under the 1993 Plan.
In addition, the Company grants other nonstatutory stock options.

Under the 1994 Director Stock Option Plan, the Company reserved 150,000 shares of common stock for nonstatutory stock options for nonemployee directors. Options under this plan are fully vested upon the granting of the options and expire ten years from the date of grant unless terminated sooner upon termination of the optionee's status as a director. Options that expire or are canceled may become available for future grants under the Director Option Plan.

In 1997, in connection with the purchase of Systronix, stockholders approved the 1996 Stock Option Plan, which expires in 2006. The Company, during the term of the 1996 Plan, will at all times reserve and keep available such number of shares of common stock for incentive and non-qualified stock options as shall be sufficient to satisfy the requirements of the plan. Options under the 1996 Plan expire over a period not to exceed ten years. In July 1999, the Company's shareholders authorized an increase in the number of shares available under the Plan from 15,000,000 to 45,000,000.

The following summarizes common stock option activity (shares in thousands):

                                                                                         Director
                                1996 Plan                     1993 Plan                Option Plan                       Other
                          ------------------------   -------------------------  -----------------------  ---------------------------
                            Shares       Price         Shares         Price      Shares        Price      Shares            Price
                          ----------   -----------   ----------   ------------  ---------  ------------  ----------   --------------
Balance, July 31, 1996            -    $        -       17,269     $0.30-.060         20    $0.20-6.88       1,495       $0.60-2.80
Granted                      10,367          0.30            -              -          -             -           -                -
Canceled                       (445)         0.30       (1,135)          0.30          -             -           -                -
Exercised                         -             -            -              -          -             -           -                -
Expired                           -             -          (38)          0.30          -             -           -                -
                          ----------                 ----------                 ---------                ----------

Balance, July 31, 1997        9,922          0.30       16,096      0.30-0.60         20     0.20-6.88       1,495        0.60-2.80
Canceled                     (1,403)         0.30       (4,650)          0.30        (16)    0.20-6.88           -                -
Expired                         (80)         0.30          (63)          0.30          -             -           -                -
                          ----------                 ----------                 ---------                ----------

Balance, July 31, 1998        8,439          0.30       11,383      0.30-0.60          4          0.20       1,495        0.60-2.80
                          ----------                 ----------                 ---------                ----------

Granted                       1,765          0.10            -              -         21          0.20           -                -
Canceled                     (1,765)         0.30         (113)          0.30          -             -           -                -
Expired                         (49)         0.30         (159)          0.30          -             -           -                -
                          ----------                 ----------                 ---------                ----------

Balance, July 31, 1999        8,390    $0.10 - 0.30     11,111     $0.30-0.60         25        $ 0.20       1,495       $0.60-2.80
                          ==========                 ==========                 =========                ==========


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-16

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)


The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased by approximately $640,700, $549,900, and $307,000 for the years ended July 31, 1999, 1998, and
1997. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164%, (3) risk free interest rate of 5.88% to 6.59%, and (4) an expected life of the options of 5 years.


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

In July 1999, the Company issued 50,000,000 warrants in conjunction with the sale of common stock. The warrants are exercisable at $0.06 per share for an equal number of shares of common stock, and expire in June 2004.

The Company determined the fair value of the warrant to be $406,000. Factors used in determining the fair value included: (1) the effect on the stock price if the warrants were exercised, (2) the thinly traded nature of the stock, (3) the market for the warrants, (4) and the rate of return expected by the warrant holders.

The following summarizes warrant activity (in thousands):

                                                        Debt
                                                     Conversion          Other
                                                      -------           -------
Balance, July 31, 1997                                   --              15,333
Granted                                                  --                --
Expired                                                  --                --
                                                      -------           -------

Balance, July 31, 1998                                   --              15,333
Granted                                                50,000              --
Expired                                                  --             (15,333)
                                                      -------           -------

Balance, July 31, 1999                                 50,000              --
                                                      =======           =======

--------------------------------------------------------------------------------
                                                                       Page F-17

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE 12 - RESEARCH AND DEVELOPMENT CONTRACTS

The Company was obligated to perform research and development activities under development and licensing agreements. The agreements require the Company to design, develop, and test drive systems and deliver working prototypes. The Company retains all rights to the products developed and will license their use to the counter-party. Compensation for the research and development services is based on specified milestones set forth in each agreement. As of July 31, 1999, the Company had not performed all research and development activities required by the agreements.

Revenue received under the development agreements recognized for the period ended July 31, 1999, was approximately $1,954,000. Related expenses are recorded in cost revenues.


NOTE 13 - CONTINGENCIES

The Company is in the process of reviewing its software and hardware components to identify means to ensure its computers and other systems are Year 2000 compliant. Management believes it will be able to resolve any Year 2000 issues prior to the time compliance will affect the Company's financial or other processes. Cost of compliance, if any, is not expected to be material.

In connection with the Company's default on its debt obligations to unsecured creditors, 19 of these creditors have obtained judgments against the Company in the aggregate amount of approximately $650,000.

The Company is also subject to other legal proceedings and claims that have arisen during the period of restructuring both its debt and operations. The ultimate resolution of these proceedings is not known, but the final outcomes are not expected to significantly influence the Company's current financial position.


In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Industrial Electric Vehicles, Inc. The Company's insurance carrier has assumed all potential liability associated with this matter.

In April 1999, the Company became a defendant in a lawsuit filed by the City of Napa regarding certain electric vehicles sold by U.S. Electricar to the City of Napa. The suit alleges that the vehicles did not meet certain performance specifications and seeks damages. The Company does not concur with the suit's claims and believes it will ultimately be able to settle this matter.


--------------------------------------------------------------------------------
                                                                       Page F-18

                                  EXHIBIT INDEX


Exhibit No.                     Description
--------------------------------------------------------------------------------
3.1* Amended and Restated Articles of Incorporation of the Registrant, filed July 30, 1999.

3.2 Bylaws of Registrant (Filed as Exhibit 3.12 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

4.1 Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd. (Filed as Exhibit 4.1) to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996, as filed on November 12, 1996, and incorporated herein by reference).

10.1** Form of Stock Option Agreement under 1993 Employee and Consultant Stock Plan (Filed as Exhibit 10.15 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.2** Form of Solar Electric Engineering, Inc. 1993 Employee and Consultant Stock Plan (Filed as Exhibit 10.16 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.3 Form of Confidential Private Placement Memorandum and Debt Restructuring Disclosure Statement of U.S. Electricar, Inc., dated January 2, 1996, delivered by the Company to certain of its unsecured trade creditors, including exhibits (Filed as Exhibit
             10.91 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996, as filed on March 18, 1996, and incorporated herein by reference).

10.4         Form of Stock  Purchase,  Note and Debt  Exchange  Agreement  dated
             January 2, 1996 between the Company and certain unsecured trade creditors (Filed as Exhibit 10.92 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996, as filed on March 18, 1996, and incorporated herein by reference).

10.5 Form of Indemnification Agreement (Filed as Exhibit 10.63 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.6 Form of Security Agreement made as of May 31, 1995, between the Company and Credit Managers Association of California, Trustee (Filed as Exhibit 10.85 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1996, as filed on June 14, 1996, and incorporated herein by reference).

10.7*        Amended 1996 Employee and Consultant Stock Option Plan.

10.8 Stock Purchase Agreement and Technology License Agreement dated February 27, 1997, by and between the Company and Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd. (Filed as
             Exhibit 10.98 to the Registrant's Quarterly Report on Form 10- Q for fiscal quarter ended January 31, 1997, as filed on March 14, 1997, and incorporated herein by reference).

                                  EXHIBIT INDEX


Exhibit No.                     Description
--------------------------------------------------------------------------------
10.9 Loan Agreement for $400,000 convertible promissory note with Fontal International, Ltd., dated April 30, 1997(Filed as Exhibit 10.99 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended April 30, 10997, as filed on June 13, 1997, and incorporated herein by reference).

10.10* Agreement of Debt Forgiveness by and between Carl D. Perry and the Registrant dated July 30, 1999.

10.11*       Agreement of Terms by and between the Registrant and Carl D. Perry.

10.12* Securities Purchase Agreement dated as of June 1, 1999, by and between the Company and Jagen Pty, Ltd. and Anthony Rawlinson.

10.13* Shareholders' Agreement dated as of June 1, 1999, by and among Jagen Pty, Ltd. and Anthony Rawlinson, Carl D. Perry and the Registrant.

10.14* Loan and Security Agreement dated as of June 1, 1999, by and among the Registrant, Jagen Pty, Ltd. and Anthony Rawlinson.

10.15* Convertible Secured Promissory Note dated June 1, 1999 by the Registrant in favor of Jagen Pty, Ltd. in the principal amount of $400,000.

21*          Subsidiaries of the Registrant.

24*          Power of Attorney (included on signature page)

27*          Financial Data Schedule.


---------------------
*            Filed herewith.
**           Indicates management contract or compensatory plan or arrangement.