Form 10-Q
period 1999-10-31
US ELECTRICAR INC
filed 1999-12-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended October 31, 1999

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _________________ To _________________.

                           Commission File No. 0-25184

                              U.S. ELECTRICAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                                    95-3056150
------------------------------                           ----------------------
(State or other jurisdiction of                             (IRS employer
incorporation or organization)                           identification number)

                  19850 South Magellan Drive Torrance, CA 90502
        -----------------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)
        Registrant's telephone number, including area code (310) 527-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of December 15, 1999, there were 251,992,218 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)......................................3

         Consolidated Balance Sheets:
         October 31, 1999 and July 31, 1999....................................3

         Consolidated Statements of Operations:
         Three months ended October 31, 1999 and 1998..........................4

         Consolidated Statements of Cash Flows:
         Three months ended October 31, 1999 and 1998..........................5

         Notes to Consolidated Financial Statements:
         for the Three months ended October 31, 1999 and 1998..................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................16
Item 2.  Changes in Securities and Use of Proceeds............................16
Item 3.  Defaults upon Senior Securities......................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................17


SIGNATURE ....................................................................18

EXHIBIT INDEX ................................................................19

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          As of             As of
                                                                                                       October 31,         July 31,
                                                                                                          1999               1999
                                                                                                        --------           --------
ASSETS                                                                                                (Unaudited)

CURRENT ASSETS:
   Cash                                                                                                 $  1,933           $  2,467
   Accounts receivable                                                                                       357                751
   Inventory                                                                                                 245                223
   Stockholder receivable                                                                                      0                 50
   Prepaids and other current assets                                                                          81                 92
                                                                                                        --------           --------
            Total Current Assets                                                                           2,616              3,583

PROPERTY, PLANT AND EQUIPMENT - NET                                                                          249                282
OTHER ASSETS                                                                                                  75                 75
                                                                                                        --------           --------
TOTAL ASSETS                                                                                            $  2,940           $  3,940
                                                                                                        ========           ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
   Accounts payable                                                                                     $    209           $    507
   Accrued payroll and related expense                                                                       224                290
   Accrued Interest                                                                                          701                593
   Other accrued expenses                                                                                     37                232
   Bonds and notes payable                                                                                 4,127              4,427
                                                                                                        --------           --------
            Total Current Liabilities                                                                      5,298              6,049

LONG TERM PAYABLES                                                                                         1,867              1,875

LONG TERM DEBT                                                                                             3,332              3,332

SHAREHOLDERS' (DEFICIT):
   Series A preferred stock - No par value; 30,000,000 shares authorized;
   3,259,000 shares issued and outstanding at 10/31/99 and 7/31/99                                         2,190              2,191
   Series B preferred stock - No par value; 5,000,000 shares authorized;
   1,242,000 shares issued and outstanding at 10/31/99 and 7/31/99                                         2,486              2,486
   Stock notes receivable                                                                                 (1,149)            (1,149)
   Common Stock - No par value; 500,000,000 shares authorized; 251,992,000
   shares issued and outstanding at 10/31/99 and 7/31/99                                                  71,502             71,501
   Paid in capital                                                                                         3,100              3,100
   Accumulated deficit                                                                                   (85,686)           (85,445)
                                                                                                        --------           --------
            Total Shareholders' (Deficit)                                                                 (7,557)            (7,316)
                                                                                                        --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                           $  2,940           $  3,940
                                                                                                        ========           ========


Note: The balance sheet at July 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------

                                                 Three Months Ended October 31,
                                                -------------------------------
                                                     1999              1998
                                                -------------     -------------
NET SALES                                       $         361     $         417

COST OF SALES                                             226               357
                                                -------------     -------------
GROSS MARGIN                                              135                60
                                                -------------     -------------

OTHER COSTS AND EXPENSES:
   Research & development                                 124                93
   Selling, general & administrative                      395               283
   Interest and financing fees                            108               180
   Other (income)/expense                                (113)                0
                                                -------------     -------------
        Total other costs and expenses                    514               556
                                                -------------     -------------

LOSS FROM CONTINUING OPERATIONS                          (379)             (496)
                                                -------------     -------------

INTEREST INCOME                                            15              --

GAIN ON DEBT RESTRUCTURING                                123              --
                                                -------------     -------------

NET LOSS                                        $        (241)    $        (496)
                                                =============     =============

PER SHARE
   Loss from continuing operations              $      (0.001)    $      (0.003)
   Gain on debt restructuring                   $        --       $        --
                                                -------------     -------------

            Net loss per common share                  (0.001)           (0.003)
                                                =============     =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                       251,992,218       151,773,014
                                                =============     =============


See notes to consolidated financial statements.

U.S. ELECTRICAR, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                       Three Months Ended October 31
                                                                                                       -----------------------------
                                                                                                         1999              1998
                                                                                                       -------            -------
OPERATIONS
 Net loss                                                                                              $  (241)           $   (496)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                             36                 28
  Provision to reduce inventory values                                                                       0                  9
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                  394                (84)
      Inventory                                                                                            (22)                86
      Note receivable                                                                                       50                250
      Prepaids and other assets                                                                             11                 28
      Accounts payable and accrued expenses                                                               (459)               110
      Customer deposits and deferred revenue                                                                 0                (29)
                                                                                                       -------            -------
               Net cash used by operating activities                                                      (231)               (98)
                                                                                                       -------            -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                               (3)                 0
                                                                                                       -------            -------
               Net cash provided (used) by investing activities                                              0                  0
                                                                                                       -------            -------

FINANCING:
 Payments on notes payable                                                                                (300)                 0
 Borrowings on notes payable                                                                                 0                  0
 Proceeds from issuance of common stock                                                                      0                  0
                                                                                                       -------            -------
               Net cash provided (used) by financing activities                                           (300)                 0
                                                                                                       -------            -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                           (534)               (98)

CASH AND EQUIVALENTS:

 Beginning of period                                                                                     2,467                266
                                                                                                       -------            -------

 End of period                                                                                         $ 1,933            $   168
                                                                                                       =======            =======

See notes to consolidated financial statements.

U.S. ELECTRICAR, INC, AND SUBSIDIARY
CONSOLIDATED STSTEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                     Three Months Ended October 31
                                                                                                     -----------------------------
                                                                                                       1999                 1998
                                                                                                     -------              -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                                             $  --                $    25


                      U.S. ELECTRICAR, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              For the Three Months Ended October 31, 1999 and 1998


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at October 31, 1999 and the interim results of operations and cash flows for the three months ended October 31, 1999 have been included. The balance sheet at July 31, 1999, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The July 31, 1999 and October 31, 1999 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended July 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended July 31, 1999, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three months ended October 31, 1999 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.001 currently reflected in the financial statements for the three months ended October 31, 1999, would be insignificant and, therefore, has not been calculated.

The results of operations for the three-month period presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Going Concern

The Company has experienced recurring losses from operations and use of cash from operations and had an accumulated deficit of $85,445,000 at July 31, 1999 and $85,686,000 at October 31, 1999. A substantial portion of the losses are attributable to investments in research, development and other start-up costs associated with the Company's original focus on the development and manufacture of electric vehicles, including electric buses, the conversion of gas powered cars and light trucks to electric power and off-road electric powered industrial vehicles. During the three years ended July 31, 1999, the Company obtained approximately $3 million (net of debt repayments) in cash from financial activities through private placements of common stock and Series A preferred stock, the exercise of options and warrants, and the issuance of convertible subordinated notes payable and secured convertible bonds and notes. During the fiscal year ended July 31, 1998, the Company received $200,000 from a European investor group in the form of a short term, non-interest bearing promissory note.

Management continues to restructure its debt and shall seek additional financing through private placements as well as other means. The Company has reduced its outstanding liabilities through various means thus far, including repayment of certain debts and re-negotiation of other debts resulting in a total debt reduction of approximately $3,000,000 thus far. Furthermore, the Company is continuing to make progress in reducing its outstanding debt and initiate discussions with outside investors to re-invigorate the Company and allow it to further develop its current drive systems and expand these technologies into new markets. In February 1999, the Company completed a sale of a license of certain technology to Hyundai Heavy Industries of Korea regarding its PantherTM Drive System.

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

NOTE 3 - Inventories

Inventories are comprised of the following (in thousands):

                                                   October 31,         July 31,
                                                      1999              1999
                                                      ----              ----
                                                  (unaudited)

Raw materials                                          245               223

                                                      $245              $223
                                                      ====              ====

                      U.S. ELECTRICAR, INC. AND SUBSIDIARY

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                      October 31,       July 31,
                                                        1999              1999
                                                      --------          --------

Convertible    secured    notes    under    a
Supplemental   Loan   Agreement  with  ITOCHU
Corporation;  interest at 12%,  principal and
interest  were due April  1998,  the debt was
secured by the  Company's  personal  property
and was acquired by the  Company's  President
during 1999.                                          $  1,700             1,700

Secured  promissory  note -  Credit  Managers
Association   of   California   ("CMAC")   as
exclusive  agent  for  Qualified   Creditors;
interest at 3%, with  principal  and interest
due  August  1999.  A  principal  payment  of
$300,000  was  made  in  October  1999.   The
remaining  principal and accrued  interest is
being paid over six months beginning November
1999.                                                        7               307

Secured  subordinated  promissory note - CMAC
as   exclusive   agent   for    Non-Qualified
Creditors;  interest  at 3% for  the  first 5
years,  6% for  years  6 and 7,  and  then at
prime  plus  3%  through  date  of  maturity;
interest  payments  are made upon  payment of
principal, with principal and interest due no
later than April 2016;  with an interest in a
sinking  fund  escrow  with a balance of four
thousand  dollars  as of July  31,  1999  and
October 31,  1999.  The  sinking  fund escrow
requires the Company to fund the account with
10% of  future  equity  financing,  including
convertible debt converted to equity.                    3,332             3,332

Convertible  secured  promissory note payable
to  ITOCHU  Corporation;   interest  at  12%;
principal  and interest  were due in December
1997;  convertible into common stock at $0.30
per  share.   The  debt  is  secured  by  the
Company's personal property, and was acquired
by the Company's President during 1999.                  1,300             1,300

Convertible promissory note payable to Fontal
International,  Ltd.;  interest  at 10%,  due
July 1997;  convertible  into common stock at
$0.30 per share.                                           800               800

Other                                                      320               320
                                                      --------          --------
                                                         7,459             7,759

Less current maturities                                  4,127             4,427
                                                      --------          --------
                                                      $  3,332          $  3,332
                                                      ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended July 31, 1999. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

GENERAL

U.S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994.

The Company originally was established to develop, convert, assemble, manufacture and distribute battery-powered electric vehicles, including on-road pick up trucks, passenger cars, buses and delivery vehicles, and off-road industrial vehicles. Today, the Company has completely re-defined its product-line and the Company is directing its efforts toward the development of electric drive trains and related components, vehicle systems integration and the performance of various engineering contracts. The Company's efforts relating to the converted vehicle program have been discontinued, and any efforts toward that program consist primarily of supporting customers with vehicle integration and maintenance.

The Company's fiscal year ends July 31. All year references refer to fiscal years.

During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities are now focused primarily on the development of electric and hybrid electric drive trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. government's Defense Advanced Research Project Agency ("DARPA") and the Department of Transportation ("DOT"), including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company also has several major engineering contracts with HMC to design, develop and test electric drive trains and related products. Hyundai Motor Company has contracted with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the family of Panthertm drive system for their light-duty, medium and heavy-duty electric vehicles, trucks and buses. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy-duty transportation vehicles. The Company is also offering the modular electric drive systems to Original Equipment Manufacturers ("OEM") and other customers on a worldwide basis. These drive systems have been installed in various sizes and types of vehicles. The Company offers other components such as air conditioning, heat pump units, charging systems, electro-hydraulic power steering units and battery management units to OEMs, both domestic and international. The Company is also developing a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle.

The Company has completed the sale of a license to certain proprietary PantherTM Drive System software and hardware, for the Republic of Korea, to Hyundai Heavy Industries ("HHI") for further design and development of electric drive systems. The Company anticipates deriving further significant development contracts from this new relationship with HHI as well as utilizing HHI to manufacture the Company's drive systems for international sales.

During the first quarter of the current fiscal year, the Company continues to aggressively pursue partners to develop new markets for its products. The Company has entered into additional contracts with Hyundai Motor Company of Korea to develop hybrid and fuel cell technologies. The Company has begun discussions with various manufacturers to develop platforms for its electric and hybrid drive systems. Joint venturing with global vehicle and bus manufacturers to utilize its electric drive train system, and developing a comprehensive marketing plan to penetrate various alternate niche markets for its drive system and its components are also key elements in the Company's strategic plan. The Company is also looking at non-automotive applications for its products.

The Company received a capital investment from Jagen, Pty, Ltd. in the amount of $2,500,000 on June 4, 1999 and from Anthony Rawlinson in the amount of $500,000 on July 30, 1999, which have enabled the Company to further develop its hybrid drive systems as well as embark on other in-house funded research and development. The Company intends to explore new markets and develop an aggressive sales and marketing plan to sell the current product line of drive trains and components.

Debt Restructuring

The Company's debt  restructuring  plan has progressed  positively  during 1999.
With the addition of capital as discussed below, the Company retired the $307,000, three-year debt due to the Credit Managers Association of California ("CMAC"). The CMAC's $3.3 million, 20-year promissory note becomes due and payable in 2016. In March 1999, the Company's Chief Executive Office and
President purchased all of the Company's outstanding debt due to Itochu Corporation, which was $4,300,000 plus accrued interest. As of July 30, 1999, this individual has forgiven $1,300,000 in principal and $1,393,506 in accrued interest. This effectively reduced the Company's total outstanding obligation including interest to $3,000,000 from $5,693,506. The Company has also been aggressively reducing its outstanding past due accounts payable. The Company shall continue to pursue a strategy of negotiating settlements on these outstanding payables where prudent.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced, in the past, significant recurring cash flow shortages due to operating losses primarily attributable to research, development, administrative and other expenses associated with the Company's efforts to become an international manufacturer and distributor of electric vehicles. Cash flows from operations have been negative and have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions and from various resources. At least until the Company reaches break-even volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its electric vehicles profitably, it will continue to rely extensively on cash from debt and equity financing. The Company anticipates that it will require substantial additional outside financing for at least one more year.

During the three months ended October 31, 1999, the Company spent $534,000 in cash on operating activities to fund the net loss of $241,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $394,000 as funds were collected on outstanding receivables and new sales did not replace the accounts receivable balance. The current year's installment on the unpaid portion of the HMC technology license was reclassified from long-term to current receivables. Inventory increased by $22,000.

Accrued expenses were reduced by $459,00 due to recapture of certain accrued expenses and payments of the same. Interest accruing on notes payable has not been paid and increased by $108,000 for the three months ended October 31, 1999.

The operations of the Company during the three months ended October 31, 1999 were financed entirely by the funds received in the prior fiscal year and funds received on engineering contracts.

WHILE THE COMPANY HAS RECENTLY BEEN SUCCESSFUL IN RESTRUCTURING A SIGINIFICANT PORTION OF ITS SECURED DEBT, IT REMAINS UNABLE TO PAY A SUBSTANTIAL PORTION OF ITS UNSECURED DEBT AND JUDGEMENT LIEN DEBT, WHICH REMAINS IMMEDIATELY DUE AND PAYABLE. IF THESE CREDITORS WERE TO DEMAND IMMEDIATE PAYMENT THROUGH COLLECTION EFFORTS OR OTHERWISE, THE COMPANY MIGHT BE FORCED TO SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS. THE COMPANY BELIEVES THAT ADDITIONAL FUNDING BEYOND ITS CURRENT RESOURCES AS OF DECEMBER 15, 1999, WILL BE REQUIRED IF IT IS TO EVER ACHIEVE PROFITABILITY AND PAY OFF ITS OUTSTANDING DEBT OBLIGATIONS. THERE IS NO ASSURANCE THAT SUCH ADDITIONAL FUNDS WILL BE AVAILABLE FROM ANY SOURCE.

RESULTS OF OPERATIONS

Net sales in the three months ending October 31, 1999 decreased $483,000 from the previous quarter, and decreased $56,000 in the first three months as compared to the corresponding period of 1999. The decrease was due mainly to the sale of the technology license to Hyundai Heavy Industries and the completion of certain milestones in the Company's Hyundai Motor Company and U.S. Government contracts during the fourth quarter of 1999. Development contracts with Hyundai Motor Company and the U.S. Government account for almost all of the Company's sales for 2000.

Cost of sales in the first quarter of fiscal 2000 decreased to $226,000 on sales of $361,000, compared to cost of sales of $357,000 on sales of $417,000 in the first quarter of 1999.

Research and development expense increased in the first quarter of 2000 by $31,000, from the first quarter of 1999. The Company has been hiring new technical staff in anticipation of additional contracts during fiscal 2000. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies.

Selling, general and administrative expense increased $112,000 in the three months ended October 31, 1999 from the previous year's comparable period. The increase in expenses was due to actions by the Company to begin to expand its operations and additional legal expenses in connection with certain restructuring transactions, regulatory filing requirements and the annual shareholders meeting.

Interest and financing fees decreased significantly to $108,000 in the first quarter of 2000 from $180,000 in the first quarter of 1999. Interest costs have decreased because of actions taken to reduce the amount of outstanding debt. In March 1999, Itochu Corporation sold all of its debt plus accrued interest outstanding ($5,693,400) to Carl D. Perry, the Company's Chief Executive Officer and President Mr. Perry forgave $2,693,400 of accrued interest and principal on July 30, 1999. As of October 31, 1999, there is $3,000,000 in principal owed by the Company to Mr. Perry under this loan. Additionally, the Company reduced the outstanding principal due on the CMAC note due August 1999 by $300,000. These two debt reductions shall reflect continued reduced interest expense in the future.

The Company incurred a net loss of $241,000 in the first quarter of 2000 compared to a net loss of $496,000 in the first quarter of 1999. The overriding factor causing the difference was the recapture of certain accrued expenses and debt forgiveness and the reduction in interest expense.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management's expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors.

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

For the past twelve months, the Company has improved its ability to maintain operations from current revenues. At present, the Company is able to generate sufficient cash flow to support its operations on a monthly basis and we believe we should be able to do so over the next 12 months based on current cash flow projections. The Company has streamlined its operations sufficiently and has forecast sales and/or research and development contracts which will provide income adequate to fulfill these projections. The Company anticipates acquiring additional research and development contracts from Hyundai Heavy Industries as well as Hyundai Motor Company. The Company is also in the process of finding new capital sources to expand its operations along the lines of its main product line. The Company is in discussions with various strategic partners to develop commercially viable vehicles for the various state and government agencies. There is no assurance, however, that any such agreement will be consummated, or if consummated, on terms favorable to the Company.

Continued Losses. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company had net losses of $395,000, $3,525,000 and $4,535,000 respectively on sales of $2,774,000, $1,938,000 and $4,484,000 respectively. The Company incurred a net loss of $231,000 for the three months ended October 31, 1999 on sales of 361,000.

Nature of Industry. The electric vehicle ("EV") industry is in its infancy. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced their own design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) have entered or are planning to enter the field. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) continued and future regulation and legislation requiring more use of non-polluting vehicles, (b) the environmental consciousness of customers and (c) the ability of electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. There is enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"), such as hybrid vehicles. There has been significant public pressure in Europe and Asia, as well, to cause legislation requiring zero or low emission vehicles. Legislation requiring or promoting zero emission vehicles is necessary, in part, to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended (as recently occurred in California), or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. For example, the State of California recently extended the deadline for compliance with mandates for implementation of zero emission and low emission vehicle requirements from 1998 to 2003.

Extensions,   modifications   or  reductions   of  current   federal  and  state
legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission in 1995, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits is approximately $650,000.00. At this time, the Company anticipates minimal impact from the resolution of any of these lawsuits or judgments as all assets of the Company are collateralized against a priority security interest.

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

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

The Company has outstanding secured notes under a Supplemental Loan Agreement with Itochu Corporation in the principal amount of $3,000,000, with principal and interest due April 17, 1998. The notes are secured by personal property of the Company. The interest rate is twelve percent (12%) per annum, and the notes are convertible into shares of the Company's common stock at the rate of $0.30 per share. As of October 31, 1999, the principal due under the notes have not been paid, causing an event of default under the terms of the notes. During 1999, the Company's President acquired this debt and subsequently forgave all of the accrued interest to July 31, 1999 and $1,300,000 of the principal. The remaining principal balance of this note is $1,700,000 at October 31, 1999. As of December 15, 1999, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

During the period from January 1997 through April 1997, the Company and Fontal International, Ltd. executed several loan agreements whereby Fontal extended loans to the Company in the aggregate amount of $800,000. The loans were evidenced by promissory notes which provide for a due date of July 9, 1997, an interest rate of ten percent (10%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of December 15, 1999, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. Discussions about extending the maturity date of the notes are underway. As of December 15, 1999, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of twelve percent (12%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of December 15, 1999, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. During 1999, the Company's President acquired this debt and subsequently forgave all of the accrued interest to July 31, 1999. As of December 15, 1999, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4. Submission of Matters to a Vote of Securities Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits:

        None

(b)     Reports on Form 8-K

        The Company filed no current reports on Form 8-K during the quarter ended October 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 15, 1999


U.S. ELECTRICAR, INC.
(Registrant)

                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By:  Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
     (Duly  Authorized  Officer,   Principal  Financial  Officer  and  Principal
     Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.         Description                                       Page No.
--------------------------------------------------------------------------------
27                  Financial Data Schedule                              19