Form 10-K
period 1999-03-31
US ELECTRICAR INC
filed 2000-03-30
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from August 1, 1999 to December 31, 1999

                           Commission File No. 0-25184

                             U. S. ELECTRICAR, INC.
             (Exact name of registrant as specified in its charter)

         California                                    95-3056150
         ----------                                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 27, 2000 was $13,515,672. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.41 per share, and the Series B Preferred Stock is deemed to have a market value of $1.37 per share, based on the average of the high bid and low ask prices of the Common Stock on March 27, 2000, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 27, 2000 was 257,575,000.

                                        U.S. ELECTRICAR, INC.

                                     1999 FORM 10-K ANNUAL REPORT

                                          TABLE OF CONTENTS

                                                PART I
Item 1.  Business...................................................................................3
Item 2.  Properties.................................................................................8
Item 3.  Legal Proceedings..........................................................................8
Item 4.  Submission of Matters to a Vote of Security Holder.........................................8

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter.......................9
Item 6.  Selected Financial Data...................................................................10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....11
Item 7a. Quantitative and Qualitative Disclosures about Market Risk................................15

Item 8.  Financial Statements and Supplementary Data...............................................15

Item 9.  Changes in Disagreements with Accountants on Accounting and Financial Disclosure..........15

                                               PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................16

Item 11.  Executive Compensation...................................................................18

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................20

Item 13.  Certain Relationships and Related Transactions...........................................22

                                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................23


SIGNATURE..........................................................................................26

                                     PART I

         The matters addressed in this report on Form 10-K , with the exception of the historical information presented, may contain certain forward-looking statements involving risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" in the Management's Discussion and Analysis section and elsewhere in this report.

Item 1.  Business

General

         U. S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994. In November, 1999, the Company began doing business as Enova Systems.

         The Company develops, designs and manufactures electric, hybrid-electric and fuel cell powered drive systems and related components, such as energy management systems and chargers, performs vehicle system integration and performs various engineering contracts to penetrate global markets.

         On January 19, 2000, the Company changed it fiscal year end from July 31 to December 31. All year references refer to calendar years unless otherwise noted.

         In 1998, the Company restructured its top management, realigned its product base and concentrated on the reduction of overall company operating costs. Facilities were closed, operations streamlined and personnel reduced. Headcount decreased from 51 employees at July 31, 1997 to 26 employees at July 31, 1998, yet the Company has maintained its core engineering capabilities. The Company has since begun to hire additional personnel as is warranted by new contracts and orders. At December 31, 1999, the Company had increased its headcount to 33 employees and three independent contractors.

         During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities are focused on the development of electric and hybrid electric drive-trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. Government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company has enhanced its relationship with Hyundai Motor Company, or HMC of Korea, the world's seventh largest automobile manufacturer, with several engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. Hyundai Motor Company has contracted with the Company for the development of an advanced charging unit and a parallel hybrid production vehicle, as well as continuing to produce the family of Panthertm drive system for their electric vehicles. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy duty transportation vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to OEMs, both domestic and international. The Company has also developed a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle. The Company is offering the modular drive systems to Original Equipment Manufacturers or OEMs and other customers. These drive systems have been installed in various vehicles. The Company has entered into a contract with a domestic supplier for low voltage electric drive system components for use by a major North American automotive manufacturer.

         The Company has completed the sale of a license to certain proprietary PantherTM Drive System software and hardware, for the Republic of Korea, to Hyundai Heavy Industries or HHI for further design and development of electric drive systems. The Company anticipates deriving further development contracts from this new relationship with HHI. Furthermore, the Company has entered into an agreement with Hyundai Electric Industries or HEI to manufacture the Company's drive systems for international sales.

         The Company is pursuing various avenues of revenue generation to increase its cash flow. These include further developing its relationship with the Hyundai Group of Korea, joint venturing with global vehicle and bus manufacturers to utilize its electric drive train system, and developing a comprehensive marketing plan to penetrate various alternate niche markets for its drive system and its components. The Company is also looking at non-automotive applications for its products.

         The Company received a capital investment from Jagen, Pty, Ltd. in the amount of $2,500,000 on June 4, 1999 and from Anthony Rawlinson in the amount of $500,000 on July 30, 1999, which have enabled the Company to further develop its hybrid drive systems as well as embark on other in-house funded research and development.

Debt Restructuring

         The Company's debt restructuring plan has progressed during 1999. Overall, the Company has reduced outstanding indebtedness and liabilities by approximately $7,000,000 in the last year. With the addition of capital as discussed above, the Company retired the $307,000, three-year debt due to the Credit Managers Association of California or CMAC. The CMAC's $3.3 million, 20-year promissory note becomes due and payable in 2016. In March 1999, the Company's Chief Executive Office and President purchased all of the Company's outstanding debt due to Itochu Corporation, which was $4,300,000 plus accrued interest. As of December 31, 1999, this individual has forgiven $3,000,000 in principal and $1,510,506 in accrued interest. This effectively reduced the Company's total outstanding obligation including interest to $1,300,000 from $5,810,506. In December of 1999, the Company converted the Fontal International, Ltd. (or Fontal) debt of $1,000,000 in principal and $247,000 in accrued interest into 4,246,000 shares of common stock at $0.30 per share. The Company has also been reducing its outstanding past due accounts payable. The Company intends to continue to pursue a strategy of negotiating settlements on these outstanding payables where prudent.

Environmental Initiatives and Legislation

         Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets deadlines for the introduction of zero emission vehicles ("ZEV"). The State of California delayed the mandated introduction of ZEVs from 1998 to 2003 and established a required percentage of ZEV and new hybrid-electric vehicles for 2003 at 10% of total new vehicle sales in California from the six major automobile manufacturers. The State of California estimates that a combination of approximately 100,000 electric and hybrid electric vehicles will be required to meet the State's 2003 mandate. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.

Products

         The Company enhanced and expanded its product line during 1999. The Company is concentrating its product base to focus primarily on electric and hybrid-electric propulsion systems and components for electric and hybrid drive systems and fuel cell technologies. The Company produces a family of electric propulsion systems consisting of a 60kW drive system for light vehicles, a 90kW drive system for medium size vehicles and a 120kW drive system for larger trucks and buses. Additionally, the Company has completed the development and prototyping of both a Series and Parallel Hybrid drive system in conjunction with HMC. The Company has begun to develop, under contract with HMC, a production parallel hybrid drive system. The Company has developed various components for integration into the drive systems or as stand-alone systems such as the Battery Care Unit, the Safety Disconnect Unit and the Electric Power Steering unit.

         The Company is moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas under investigation are energy management in the telecommunications industry, distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. All three of these markets can be served with our existing energy management and power control products.

Strategic Partnering And Technology Developments

         The Company has positioned itself to be a supplier of electric propulsion systems and components for global markets. Originally focusing on pure electric drive systems, the Company has pursued the development of its electric drive systems for hybrid and fuel cell applications. The Company's drive system technology can be adapted to battery, electric-hybrid or fuel cell energy sources.

         The Company has established third-party licensing and/or distribution arrangements and aligned itself with various technology development companies and electric vehicle component manufacturers to complement its own expertise in the electric vehicle market. For instance, the Hyundai Group of Korea and the Company are partnering in the development of advanced drive-train technology and related systems. The Company has continued its efforts to implement a strategy to be a "systems integrator" by seeking to establish relationships to utilize other independently developed technology. The Company believes that its competitive advantage may be its ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices. The Company believes this strategy will reduce capital and research and development costs to the extent other companies or organizations will fund these expenses.

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

         The Hyundai Group of Korea has invested in the Company and licensed the drive system technology for production in Korea. The Company has validated its propulsion system product, the Panther(TM) 60 alternating current (AC) drive train for light duty vehicles. The Company has continued to develop a family of electric drive systems with the PantherTM 90 and Panther(TM) 120 systems for buses and heavy-duty vehicles, and the 40kW off-board charging system, the second generation in a family of rapid chargers for all sizes of electric vehicles.

Hybrid Vehicles

The Company completed its development for HMC of a Series Hybrid System and Parallel Hybrid System for vehicles introduced by HMC at the 1999 Seoul Auto Show. The Company is extending the Panther drive system to the hybrid vehicle application by adapting the PantherTM 120 as the drive system and the PantherTM 60 as the induction generator for a series hybrid bus project sponsored by HMC. The Company has also developed a parallel hybrid drive system and a dual-mode hybrid drive system utilizing the Panther controller and the brushless DC motor.

Battery Management and Charging System

         A significant part of the Company's technology is in the area of battery management, charging systems and components applications. Pursuant to a DARPA program, the Company has completed a "beta test" of new battery technologies from various battery manufacturers. These new battery systems are intended to allow design advantages in battery placement, weight distribution, and vehicle crashworthiness. Additionally, the Company is monitoring other battery innovations that may extend an electric vehicle driving range by up to 50% and permit a shorter recharging time. The Company is developing and testing Plastic Lithium Ion ("PLI") batteries in collaboration with a major battery OEM. The Company has also developed a 40 kW high power charger for HMC. The high power charger is based on our modular Panther system technology, and the Company believes that it could also be used for battery conditioning.

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

         The development of hybrid-electric and alternative fuel vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to the Company in markets for low emission vehicles or LEVs but not in markets where government mandates call for zero emission vehicles or ZEVs. The Company is involved in the development of hybrid vehicles and fuel cell systems in order to meet future requirements and applications.

         Various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at both consumer and commercial markets. The critical role of technology in this market is demonstrated through several product offerings. Applied technologies range from direct current (DC) motor drives to alternate current (AC) induction motor drives, from conversion vehicles to purpose-built (OEM) vehicles, from lead-acid batteries to more advanced power storage technologies and from traditional materials to more advanced "composite" materials. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position itself as a long term competitor in this industry by focusing on vehicle electric drive systems and related sub systems, component integration, technology application and strategic partnerships. The Company believes that this strategy will enhance the Company's position as an electric drive train system supplier because, whether the OEMs build electric, hybrid-electric or a fuel cell powered vehicles, its electric drive system will be a component.

Research and Development

         The Company believes that timely development and introduction of new technology and products is essential to maintaining a competitive advantage. The Company is currently focusing its development efforts primarily in the following areas:

         *Technical and product  development  under  DARPA/DOT and Hyundai Group
          Contracts;

         *Power Control and Drive Systems and related technologies; *Shuttle and Transit Bus integration and development; and *Subsystem development (i.e., climate control, power management).

         For the five months ended December 31, 1999, the Company spent $262,000 and $73,000 respectively on internal research and development activities. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company spent $499,000, $445,000 and $1,218,000, respectively, on internal research and development activities. The Company is continually evaluating and updating the technology and equipment used in developing each of its products. The electric vehicle industry, while still in its infancy, has rapidly changing technology.

Intellectual Property

         The Company currently holds one patent and has submitted applications for another patent and several trademarks or service marks in the United States. Currently, the Company is reviewing and appending its protection of proprietary technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims such litigation could result in significant expense to the Company. Additionally, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Employees

         As of December 31, 1999, the Company had 33 employees, of whom 23 are full-time and 10 are part-time. Three individuals are independent contractors, employed on an hourly basis, one domiciled in South Korea. The departmental breakdown of these individuals include 2 in administration, 1 in sales, 22 in engineering and research and development, and 8 in production.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                               Item 2. Properties

         The Company's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses the Company's various departments, including engineering, operations, executive, legal, finance, planning, purchasing, investor relations and human resources. This lease terminates in February, 2000. As of March 17, 2000, the Company has renewed it lease for another three year period. The monthly lease expense is $13,500.

Item 3. Legal Proceedings

         As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits is approximately $550,000.00.

         In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Nordskog Electric Vehicles, Inc., a.k.a. Industrial Electric Vehicles, Inc. The matter has been referred to the insurance company which has assumed legal liability and is proceeding to defend the matter. As of March 29, 2000, the potential liability to the Company is unknown, however, due to the insurance coverage, it is believed to be minimal.

         A workers compensation claim in the amount of approximately $169,000 has been asserted against the Company by the former owners of Nordskog Electric Vehicles, which had been acquired by the Company and renamed Industrial Electric Vehicles or IEV. IEV was sold by the Company in 1997. The claim alleges that the Company agreed to indemnify Nordskog for such liabilities when the Company acquired Nordskog. The Company has not yet assessed the validity of this claim or its likely outcome.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.



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

                                               Common Stock        Average Daily
                                          High Price   Low Price      Volume
                                          ----------------------   -------------
Fiscal 1998
-----------
First Quarter..........................   $0.120       $0.045         104,692
Second Quarter.........................   $0.085       $0.039          71,019
Third Quarter..........................   $0.047       $0.031          16,094
Fourth Quarter.........................   $0.048       $0.040          22,739


                                               Common Stock        Average Daily
                                          High Price   Low Price      Volume
                                          ----------------------   -------------
Fiscal 1999
-----------
First Quarter..........................   $0.048       $0.020          72,223
Second Quarter.........................   $0.031       $0.029         134,535
Third Quarter..........................   $0.031       $0.029          58,224
Fourth Quarter.........................   $0.190       $0.031         427,624


                                               Common Stock        Average Daily
                                          High Price   Low Price      Volume
                                          ----------------------   -------------
Calendar 1999
-------------
First Quarter..........................   $0.031       $0.029          62,842
Second Quarter.........................   $0.130       $0.029         338,623
Third Quarter..........................   $0.125       $0.075         263,886
Fourth Quarter.........................   $0.812       $0.120         814,770


         On March 27, 2000, the last reported high bid price of the Common Stock was $0.40 and the last reported low asking price was $0.40. As of March 27, 2000, there were approximately 1,698 holders of record of our Common Stock. As of March 27, 2000, the Company's Series A Preferred Stock was held by approximately 121 shareholders, many of who are also Common Stock shareholders. The Company's Series B Preferred Stock was held by approximately 36 shareholders as of March 27, 2000. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. The Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 1999, the Company had an accumulated deficit of approximately $86,406,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

Item 6.  Selected Financial Data
As of and for the five months ended December 31,                       Fiscal Years ended July 31, (in
thousands, except per share data)
                                                          1999         1998         1999          1998        1997
                                                          ----         ----         ----          ----        ----
NET SALES                                                $     629     $    867     $  2,774     $  1,938    $   4,484

COST OF SALES                                                  377          389        1,460        2,765        2,042
                                                      ------------               -----------  -----------  -----------
GROSS MARGIN                                                   252          478        1,314         (827)       2,442

                                                      ------------               -----------  -----------  -----------
OTHER COSTS AND EXPENSES
      Research and Development                                 262           73          499          445        1,218
      Selling, general and administrative                      796          691        1,141        1,697        3,116
      Interest and financing fees                              244          264          724          665          792
      Other expense (income)                                   125         (35)          (41)         (67)         274
      Acquisition of research and development                                                                    1,630
      Gain on Warranty Reevaluations                                                    (474)
                                                      ------------  -----------  -----------  -----------  -----------
      Total other costs and expenses                         1,427          993        1,849        2,740        7,030

                                                      ------------               -----------  -----------  -----------
LOSS FROM CONTINUING OPERATIONS                             (1,175)        (515)        (535)      (3,567)      (4,588)
LOSS FROM DISCONTINUED OPERATIONS
GAIN ON DEBT RESTRUCTURING                                     214                       140           42           53
                                                      ------------  -----------  -----------  -----------  -----------

NET LOSS                                                 $  (  961)    $(   515)    $(   395)    $ (3,525)   $  (4,535)
                                                      ============  ===========  ===========  ===========  ===========

PER COMMON SHARE:

      Loss from continuing operations                    $   (0.01)    $  (0.01)    $  (0.01)    $  (0.02)   $   (0.03)

      Gain on debt restructuring
                                                      ------------  -----------  -----------  -----------  -----------

      Net loss per common share                          $   (0.01)    $  (0.01)    $  (0.01)    $  (0.02)   $   (0.03)
                                                      ============  ===========  ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                         251,994      151,265      152,077      151,265      133,806
                                                      ============  ===========  ===========  ===========  ===========

      Total Assets                                       $   2,697     $  1,286     $  3,940     $  1,658    $   4,513
                                                      ============  ===========  ===========  ===========  ===========

      Long-term debt                                     $   3,332     $  3,332     $  3,332     $  3,332    $   3,639
                                                      ============  ===========  ===========  ===========  ===========

      Shareholders' equity (deficit)                     $  (5,015)    $(13,120)    $( 7,316)    $(12,615)   $  (9,095)
                                                      ============  ===========  ===========  ===========  ===========

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

OVERVIEW

         The  financial  statements  present  the  financial  condition  of U.S.
Electricar, Inc. (the "Company") as of December 31, 1999 and the results of operations and cash flows of the Company for the five months then ended and the three preceding fiscal years ended July 31, 1999.

         The audit opinion from our independent auditors no longer contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a "going concern."

         During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities are now focused primarily on the development of electric and hybrid electric drive-trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U.S. government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company also has several engineering contracts with Hyundai Motor Company or HMC to design, develop and test electric drive trains and related products. HMC is contracting with the Company for the development of an advanced charging unit and a hybrid vehicle development, as well as preparing to produce the family of Panthertm drive system for their electric vehicles. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy duty transportation vehicles. The Company is also offering the modular drive systems to Original Equipment Manufacturers or OEM manufacturers and other customers. These drive systems have been installed in various vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to OEMs, both domestic and international. The Company is also developing a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle.

         The Company has completed the sale of a license to certain proprietary PantherTM Drive System software and hardware, for the Republic of Korea, to Hyundai Heavy Industries or HHI for further design and development of electric drive systems. The Company anticipates deriving further development contracts from this new relationship with HHI as well as utilizing HHI to manufacture the Company's drive systems for international sales.

         The Company is pursuing various avenues of revenue generation to increase its cash flow. These include further developing its relationship with the Hyundai Group, joint venturing with global vehicle and bus manufacturers to utilize its electric drive train system, and developing a comprehensive marketing plan to penetrate various alternate niche markets for its drive system and its components. The Company is further looking at non-automotive applications for its products.

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

         During the five months ended December 31, 1999, the Company's operations required $692,000 more in cash then was generated. This was primarily the result of additional administrative and research and development costs, as further explained. Accounts receivable decreased by $185,000 as the Company completed and collected on various engineering contracts from Hyundai Motor Company and the U.S. Government. Customer Deposits increased by $102,000 as the Company received an advance payment from one of its customers for engineering services to be performed. Inventory increased by $33,000. The increase was due to the Company purchasing raw materials for current and pending contract obligations.

         The operations of the Company during 1999 were financed primarily by the funds received on engineering contracts and partly on funds received in from the sale of a technology license to Hyundai Heavy Industries. In June and July 1999 the Company received $3,000,000 from two investors, Jagen. Pty., Ltd. in Australia and Anthony Rawlinson for the purchase of Common Stock and warrants to Purchase Common Stock. In January 2000, the Company received an additional equity infusion of $1,000,000 from Kafig Pty, Ltd for the purchase of common stock.

         It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of March 27, 2000, the Company has no firm commitments for significant additional financing.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

         Net sales of $629,000 for the five months ended December 31, 1999 decreased $238,000 or 27% from $867,000 during the same period in 1998. The decrease was due to the Company increasing in-house engineering, development and testing of electric and hybrid drive trains and related components during the latter part of 1999. Of the Company's total sales for the five months ended December 31, 1999, $597,000, or 95% were revenues realized on engineering contracts with the DOT and the Hyundai Group of Korea.

         Net sales of $2,774,000 for the fiscal year ended July 31, 1999 increased $836,000 or 43% from $1,938,000 during the fiscal year in 1998. Two primary factors caused the increase. In 1999, the Company sold a technology license to HHI for $600,000. Secondly, the Company increased engineering, development and testing of electric and hybrid drive trains and related components in conjunction with HMC and the U.S. Government through United States Postal Service, DARPA and DOT programs. Of the Company's total sales for 1999, $1,954,000, or 70% were revenues realized on engineering contracts with DARPA, the Hyundai Group of Korea and other customers.

         Net sales of $1,938,000 for fiscal 1998 decreased $2,546,000 or 57% from $4,484,000 in fiscal 1997. Two primary factors caused the decrease. In 1997, the Company sold a technology license to HMC and HEI for $2,000,000, and there were no such corresponding sales of a technology license in 1998. Secondly, the Company discontinued the sales of electric vehicles in 1998 and focused on the engineering, development and testing of electric drive trains and related components.

         Cost of sales of $377,000 for the five months ended December 31, 1999 decreased $12,000 or 3% from $398,000 during the same period in 1998.

         Cost of sales as a percentage of sales decreased to 53% in fiscal 1999 from 143% in fiscal 1998. Sales revenue for fiscal 1999 included a sale of a technology license of $600,000. Excluding the sale of the technology license, cost of sales for fiscal 1999 was 67% of sales.

         Research and development expense increased in the five months ended December 31, 1999 to $262,000 from $73,000 for the same five month period in 1998. While the Company's has reduced staff and cut costs in all areas, the focus of the Company continues to be centered on research and development. The product development costs incurred in the performance of engineering development contracts is charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense increased in fiscal 1999 to $499,000 from $445,000 in fiscal 1998, an increase of $54,000, or 12%. Research and development expense of $445,000 in 1998 declined $773,000, or 63% from 1997. The decline was the result of a continuation of the reduction of technical resources by the Company as the Company changed from a manufacturer and retrofitter of electric vehicles to a components developer and producer.

         Selling, general and administrative expense increased in the five months ended December 31, 1999 to $796,000 from $691,000 for the same five month period in 1998. The increase was due to the Company's continuing efforts to restructure its balance sheet by eliminating or re-negotiating prior years liabilities. Selling, general and administrative expense of $1,141,000 in fiscal 1999 continued to decline from $1,697,000, or 33% from fiscal 1998, as the Company reduced continued to reduce spending and consolidated operations. Selling, general and administrative expense of $1,697,000 decreased significantly in 1998, by $1,419,000, or 46%, from $3,116,000 in 1997. Continued
and significant reductions in headcount, facility costs and spending were responsible for the decline.

         For the five months ended December 31, 1999, interest and financing fees decreased by $20,000 to $244,000. The reduction was due to continued restructuring of the Company long term debt by retirement, forgiveness or conversion into equity. In fiscal 1999, interest and financing fees increased slightly to $724,000 from $665,000 in 1998, an increase of 9% due mainly to default interest rate on certain notes payable becoming effective. Interest and financing fees in 1998 decreased $127,000 or 16% to $665,000 from $792,000 in 1997. The forgiveness of $3,000,000 of debt, formerly the Itochu debt, the conversion of the $1,000,000 of Fontal debt and the scheduled payment of the $307,000 note to CMAC shall continue to reduce interest expense in the future.

         During the five months ended December 31, 1999, several unsecured creditors agreed to settle their trade debt claims for amounts less than the original debt owed to them. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $214,000 during the five months ended December 31, 1999. Additional settlements resulted in a gain on debt restructuring of $140,000 in fiscal 1999, $42,000 in 1998 and $53,000 in 1997.

         As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $961,000 increased 86% for the $515,000 loss during the same period in 1998. Although the loss on a period to period basis was higher, it was a result of various one-time charges which enabled the Company to further reduce it liabilities. The net loss for fiscal 1999 of $395,000 decreased $3,130,000 or 89% from the $3,525,000 loss in 1998, while the net loss for 1998 decreased $1,010,000, or 22% from the $4,535,000 loss in 1997. These results reflect a significant change in the operating condition of the Company. The cost structure and operating conditions of the Company are now more in line with the sales volume and the scope of business.

Year 2000 Concerns

The Company is not aware of any year 2000 issues that have affected its business. In preparation for the year 2000, the Company incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses totaled less than $25,000. It is possible that the Company's computerized systems could be affected in the future by the year 2000 issue. The Company has computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their year 2000 issues.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the company's fiscal year ending December 31, 2000. Management believes that this statement will not have a significant impact on the company's financial position, results of operations or cash flows.

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

Net Operating Losses.

         The Company has experienced recurring losses from operations and had an accumulated deficit of $86,406,000 at December 31, 1999. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the five months ended December 31, 1999 and 1998, the Company had net losses of $961,000 and $515,000, respectively, on sales of $629,000 and $867,000, respectively.

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




                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the Directors and executive officers of the Company:

================================ ======== ======================================
Name                             Age      Position
-------------------------------- -------- --------------------------------------
Anthony Rawlinson                45       Chairman of the Board
-------------------------------- -------- --------------------------------------
Carl D. Perry                    67       Chief Executive Officer, President and
                                          Director
-------------------------------- -------- --------------------------------------
Edwin O. Riddell (1)             58       Director
-------------------------------- -------- --------------------------------------
Dr. Malcolm Currie (1)           70       Director
-------------------------------- -------- --------------------------------------
John J. Micek, III (2)           47       Director
-------------------------------- -------- --------------------------------------
Donald H. Dreyer (2)             63       Director
================================ ======== ======================================

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

         Carl D. Perry, Chief Executive Officer, President and Director. Mr. Perry served as a Director and as an Executive Vice President of the Company from July 1993 until November 1997. In November 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company, and was elected President in June 1999. In July 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony Rawlinson to become Chairman. Mr. Perry continues as Chief Executive Officer and President and as a Director. Prior to joining the Company, he was an international aerospace and financial consultant from 1989 to 1993. Mr. Perry served as Executive Vice President of Canadair Ltd., Canada's largest aerospace corporation, from 1984 to 1993, where he conducted strategic planning, worldwide marketing, and international joint ventures. From 1979 to 1983, Mr. Perry served as Executive Vice President of the Howard Hughes Helicopter Company, now known as Boeing Helicopter Company, where he was responsible for general management, worldwide business development, and international operations.

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


         Edwin O. Riddell, Director. Mr. Riddell has served as a Director of the Company since June 1995. From March 1999 to the present, Mr. Riddell has been President of CR Transportation Services, a consultant to the electric vehicle industry. From January 1991 to March 1999, Mr. Riddell has served as Manager of the Transportation Business Unit in the Customer Systems Group at the Electric Power Research Institute in Palo Alto, California, and from 1985 until November 1990, he served with the Transportation Group, Inc. as Vice President, Engineering, working on electric public transportation systems. From 1979 to 1985, he was Vice President and General Manager of Lift U, Inc., the leading manufacturer of handicapped wheelchair lifts for the transit industry. Mr. Riddell has also worked with Ford, Chrysler, and General Motors in the area of auto design (styling), and has worked as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell has been a member of the American Public Transit Association's ("APTA") Association Member Board of Governors for over 15 years. He has also served on APTA's Board of Directors.

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

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 1999, all Reporting Persons complied with all applicable filing requirements: Except as follows: (i) Anthony Rawlinson, Chairman of the Board, inadvertently missed a filing deadline for Form 5 for one transaction effected in July 1999; the required Form 5 has been filed; (ii) Malcom Currie, a Director, unintentionally missed a filing deadline for Form 3 that was due within ten days of his appointment as a Director in July 1999; the required Form 3 has been filed; (iii) John J. Micek, a Director, unintentionally missed a filing deadline for Form 3 that was due within ten days of his appointment as a Director in April 1999; the required Form 3 has been filed; and (iv) Directors and executive officers of the Company inadvertently missed a filing deadline for Form 5 that was due within forty-five days after the end of the Company's fiscal year, such reports were filed on February 15, 2000.

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
                                                                    Summary Compensation Table
Name and Principal Position                                             Annual Compensation
---------------------------                        -----------------------------------------------------------------------
                                                                                                Long-Term Compensation
                                                                                                        Awards
                                                                                                      Securities
                                                                                                      Underlying
                                                                  Salary      Bonus                  Options/SARs
                                                      Year          ($)        ($)                        (#)
                                                      ----        ------      -----                       ---
Carl D. Perry (1)                                     1999        75,000        --                         --
Chief Executive Officer                               1998        55,770        --                         --
  And President                                       1997        75,000        --                         --

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

Option Exercises and Option Values

              The  following  table sets  forth  information  concerning  option exercises  during 1999,  and the aggregate  value of  unexercised  options as of
December 31, 1999, held by each of the Named Executive Officers:
                                                   Aggregated Option/SAR Exercises in 1999
                                                    and Option Values at December 31, 1999

                                                                Number of Securities
                                Aggregate                       Underlying Unexercised        Value of Unexercised
                                  Option                            Options at               In-the-Money Options at
                             Exercises in 1999                   December 31, 1999            December 31, 1999 (1)
                             -----------------               ---------------------------   ---------------------------

                                  Shares         Value
                               Acquired on      Realized
Name                           Exercise (#)       ($)        Exercisable   Unexercisable   Exercisable   Unexercisable
----                           ------------     ---------    -----------   -------------   -----------   -------------
Carl D. Perry                      --             --          1,200,000          --          $393,600        $--

(1) Calculated on the basis of the average of the high bid and low ask prices of the Common Stock on December 31, 1999 of $0.328 per share, minus the exercise price.

Compensation of Directors

         In September 1999, the Company's Board of Directors unanimously approved a compensation package for outside directors consisting of the following: for each meeting attended in person, each outside director shall receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director shall receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person , the committee chairman shall receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

         The Director's Stock Option Plan was terminated effective as of July 31, 1999. In partial consideration of the issuance of 409,091 shares of common stock, 28,000 options granted under this plan were cancelled in September 1999.

         As of March 27, 2000, 509,000 shares had been issued under this directors compensation plan.

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






                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the  Company's  stock as of March 27, 2000,  (i) by each person (or group of  affiliated  persons)  who is known by the Company to own  beneficially more than 5% of each class of the Company's stock, (ii) by each of the Company's
Directors, (iii) by each of the Company's Named Executive Officers listed in the
Summary  Compensation  Table  below,  and  (v) by the  Company's  Directors  and executive  officers as a group.  Except as  indicated  in the  footnotes to this table and subject to applicable  community  property  laws, the persons named in the table, based on information  provided by such persons,  have sole voting and investment power with respect to all shares of stock beneficially owned by them.
------------------------------------------  -----------------------------  ------------------------------  -----------------

5% Shareholders, Directors, Officers and           Common Shares                Percentage of Common           Voting
    Directors and Officers as a Group          Beneficially Owned (1)       Shares Beneficially Owned (2)   Percentage (3)
------------------------------------------  -----------------------------  ------------------------------  -----------------
Jagen, Pty., Ltd.                                        125,000,000 (4)                          36.27              31.68%
9 Oxford Street, South Yorra 3141
Melbourne, Victoria Australia
------------------------------------------  -----------------------------  ------------------------------  -----------------

Carl D. Perry                                             38,548,789 (5)                          11.19%             14.19%
c/o U.S. Electricar, Inc.
19850 South Magellan Drive
Torrance, CA 90502
------------------------------------------  -----------------------------  ------------------------------  -----------------

Citibank N.A.                                             52,342,454                              15.18%             19.90%
111 Wall Street, 8th Floor
New York, NY  10043
------------------------------------------  -----------------------------  ------------------------------  -----------------

Anthony Rawlinson                                         25,020,149 (6)                           7.26%              6.34%
c/o U.S. Electricar, Inc.
19850 South Magellan Drive
Torrance, CA 90502
------------------------------------------  -----------------------------  ------------------------------  -----------------

John J. Micek, III                                           629,994 (7)                               *                 *
------------------------------------------  -----------------------------  ------------------------------  -----------------

Edwin O. Riddell                                             250,349 (8)                               *                 *
------------------------------------------  -----------------------------  ------------------------------  -----------------

Dr. Malcolm Currie                                           155,587 (9)                               *                 *
------------------------------------------  -----------------------------  ------------------------------  -----------------

Donald H. Dreyer                                              18,182(10)                               *                 *
------------------------------------------  -----------------------------  ------------------------------  -----------------

All Directors and executive officers as                   64,623,050(11)                               *                 *
a group (6 persons)
------------------------------------------  -----------------------------  ------------------------------  -----------------

*        Indicates less than 1%


(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after February 29, 2000.

(2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after February 29, 2000.

(3) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding; (iii) the total Series B Preferred Stock outstanding; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after February 29, 2000. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders.

(4) Includes 41,666,667 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.

(5) Includes 1,200,000 shares of Common Stock issuable pursuant to stock options issued under a employee stock option plan exercisable at a price of $0.10 per share. The option exercise price, for Mr. Perry's and other employees under the 1996 Stock Option Plan, was reset to $0.10 per share from $0.30 per share on August 19, 1998 at the direction of the Board of Directors.

(6) Includes 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.

(7) Includes 565,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.10 per share. The option exercise price was reset to $0.10 per share from $0.30 per share on June 10, 1999 at the direction of the Board of Directors.

(8) Includes 1,765,000 shares of Common Stock issuable pursuant to stock options exercisable at prices ranging from $0.10 to $0.60 per share, and 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July, 2001.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13. Certain Relationships and Related Transactions

         The following are certain transactions entered into between the Company and its officers, directors and principal shareholders and their affiliates since August 1, 1998.

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

         In March 1999, Itochu Corporation sold all of the aforementioned debt plus accrued interest outstanding ($5,693,400) to Carl D. Perry, the Company's Chief Executive Officer and President, for $50,000. Itochu also sold all of the shares of common stock it held to Mr. Perry for $1.00. Mr. Perry forgave $2,693,400 of accrued interest and principal on July 30, 1999 and an additional $1,817,000 in accrued interest and principal during the five months ended December 31, 1999. As of December 31, 1999, there is $1,300,000 in principal owed by the Company to Mr. Perry under this loan.

         In September 1999, the Company entered into a call option agreement with Carl D. Perry to re-purchase 23,970,000 shares of common stock for $100,000. The terms of this agreement require the Company to exercise this call option between March 25, 2000 and March 30, 2000. In addition, Mr. Perry was also granted the right to sell these shares to the Company for $50,000.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on form 8-K

   (a)1.   Financial Statements

           The financial statements filed as a part of this report are identified in the Index to Financial Statements on page F-1.

   (a)2.   Financial Statement Schedule

           No financial  statement schedules are filed as a part of this report.

   (a)3.   Exhibits

           See Item 14 (C) for Index of Exhibits.

   (b)     Reports on Form 8-K

           The Company filed one report on Form 8-K. The Form 8-K, dated January 21, 2000 and filed January 21, 2000, reported that the Company had changed its fiscal year end from July 31st to December 31st.

   (c)     Exhibits

Exhibit Number                             Description

   3.1 Amended and Restated Articles of Incorporation of the Registrant, filed July 30, 1999 (Filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

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

   10.7    Amended 1996  Employee and  Consultant  Stock  Option  Plan(Filed  as
           Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.8 Stock Purchase Agreement and Technology License Agreement dated February 27, 1997, by and between the Company and Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd. (Filed as
           Exhibit 10.98 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended January 31, 1997, as filed on March 14, 1997, and incorporated herein by reference).

   10.9 Loan Agreement for $400,000 convertible promissory note with Fontal International, Ltd., dated April 30, 1997(Filed as Exhibit 10.99 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended April 30, 10997, as filed on June 13, 1997, and incorporated herein by reference).

   10.10 Agreement of Debt Forgiveness by and between Carl D. Perry and the Registrant dated July 30, 1999 (Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.11 Agreement of Terms by and between the Registrant and Carl D. Perry (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.12 Securities Purchase Agreement dated as of June 1, 1999, by and between the Company and Jagen Pty, Ltd. and Anthony Rawlinson (Filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.13 Shareholders' Agreement dated as of June 1, 1999, by and among Jagen Pty, Ltd. and Anthony Rawlinson, Carl D. Perry and the Registrant (Filed as Exhibit 10.13 to the

           Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.14 Loan and Security Agreement dated as of June 1, 1999, by and among the Registrant, Jagen Pty, Ltd. and Anthony Rawlinson (Filed as
           Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.15 Convertible Secured Promissory Note dated June 1, 1999 by the Registrant in favor of Jagen Pty, Ltd. in the principal amount of $400,000 (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

   10.16*+ Letter of Intent between  Registrant and a domestic  supplier,  dated
           December 9, 1999, to design, develop and manufacture low voltage electric drive system components.

   10.17* Put/Call Option to sell Intochu Shares between Registrant and Carl D. Perry dated September 1, 1999.

   23.1*   Consent of Moss Adams, LLC, Independent Auditor's

   24*     Power of Attorney (included on signature page)

   27*     Financial Data Schedule.
-----------------------
*          Filed herewith.
**         Indicates management contract or compensatory plan or arrangement.
+          We  have sought  confidential  treatment  from  the  Commission   for
           selected portions of this exhibit. he omitted portions will be separately filed with the Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on March 29, 2000.

U.S. ELECTRICAR, INC.


By: /s/ Carl D. Perry
   -----------------------------------------------------------------------------
Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

Dated: March 29, 2000

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

Signature                        Date                             Title
---------                        ----                             -----

 /s/ Carl D. Perry
----------------------------     Chief Executive                  March 29, 2000
Carl D. Perry                    Officer and Director
                                 (Principal Executive Officer)


 /s/ Anthony Rawlinson
----------------------------     Chairman                         March 29, 2000
Anthony Rawlinson


 /s/ Malcom Currie
----------------------------     Director                         March 29, 2000
Malcom Currie


 /s/ Edwin O. Riddell
----------------------------     Director                         March 29, 2000
Edwin O. Riddell


 /s/ John J. Micek, III
----------------------------     Director                         March 29, 2000
John J. Micek, III


 /s/ Donald H. Dreyer
----------------------------     Director                         March 29, 2000
Donald H. Dreyer

--------------------------------------------------------------------------------


                             U. S. ELECTRICAR, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                             U. S. ELECTRICAR, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT .........................................      F-1

BALANCE SHEET AT DECEMBER 31, 1999 ...................................      F-2

STATEMENT OF OPERATIONS FOR THE

     FIVE MONTHS ENDED DECEMBER 31, 1999 .............................      F-4

STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE

     FIVE MONTHS ENDED DECEMBER 31, 1999 .............................      F-5

STATEMENT OF CASH FLOWS FOR THE

     FIVE MONTHS ENDED DECEMBER 31, 1999 .............................      F-6

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1999 ....................      F-7

BALANCE SHEETS AT JULY 31, 1999 AND 1998 .............................      F-17

STATEMENTS OF OPERATIONS FOR THE THREE

     YEARS ENDED JULY 31, 1999 .......................................      F-19

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE THREE

     YEARS ENDED JULY 31, 1999 .......................................      F-20

STATEMENTS OF CASH FLOWS FOR THE THREE

     YEARS ENDED JULY 31, 1999 .......................................      F-21

NOTES TO FINANCIAL STATEMENTS - JULY 31, 1999, 1998, AND 1997 ........      F-23

MOSS-ADAMS LLP
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
U. S. Electricar, Inc.

We have audited the accompanying balance sheets of U.S. Electricar, Inc., as of December 31, 1999 and July 31, 1999 and 1998, and the related statements of operations, stockholders' deficit, and cash flows for the five months ended December 31, 1999, and for each of the three years ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U. S. Electricar, Inc., as of December 31, 1999 and July 31, 1999 and 1998, and the results of its operations and cash flows for the five months ended December 31, 1999, and for each of the three years ended July 31, 1999, in conformity with generally accepted accounting principles.


                                                        /s/ Moss Adams LLP


Santa Rosa, California
February 17, 2000

                                                          U. S. ELECTRICAR, INC.
                                                                   BALANCE SHEET
                                                               December 31, 1999
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------


                                     ASSETS


CURRENT ASSETS
      Cash                                                                $1,465
      Accounts receivable                                                    566
      Inventories and supplies                                               256
      Stockholder receivable, current maturities                              38
      Prepaids and other current assets                                       71
                                                                          ------

              Total current assets                                         2,396

PROPERTY, PLANT AND EQUIPMENT                                                226

STOCKHOLDER RECEIVABLE, less current maturities                               75
                                                                          ------

              Total assets                                                $2,697
                                                                          ======

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                           BALANCE SHEET (Continued)
                                                                                                                   December 31, 1999
                                                                                 (In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------


                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                                                                     $    202
      Accrued payroll and related expenses                                                                                      229
      Other accrued expenses                                                                                                    156
      Current maturities of long-term debt                                                                                    1,420
      Customer deposits                                                                                                         102
                                                                                                                           --------

              Total current liabilities                                                                                       2,109

ACCRUED INTEREST PAYABLE                                                                                                        439

LONG-TERM PAYABLES                                                                                                            1,832

LONG-TERM DEBT, less current maturities                                                                                       3,332
                                                                                                                           --------

              Total liabilities                                                                                               7,712
                                                                                                                           --------

STOCKHOLDERS' DEFICIT
      Series A preferred stock - no par value; 30,000,000 shares authorized; 3,259,000 shares issued and outstanding;
          liquidating preference at $0.60 per share aggregating $1,995                                                        2,166
      Series B preferred stock - no par value; 5,000,000 shares
          authorized; 1,242,000 shares issued and outstanding                                                                 2,486
      Stock notes receivable                                                                                                 (1,149)
      Common stock - no par value; 500,000,000 shares authorized;
          252,012,000 shares issued and outstanding                                                                          71,526
      Common stock subscribed                                                                                                 1,445
      Additional paid-in capital                                                                                              4,917
      Accumulated deficit                                                                                                   (86,406)
                                                                                                                           --------

              Total stockholders' deficit                                                                                    (5,015)
                                                                                                                           --------

              Total liabilities and stockholders' deficit                                                                  $  2,697
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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-3

                                                          U. S. ELECTRICAR, INC.
                                                         STATEMENT OF OPERATIONS
                                             Five Months Ended December 31, 1999
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------


NET REVENUES                                                      $         629

COST OF REVENUES                                                            377
                                                                  -------------

GROSS PROFIT                                                                252
                                                                  -------------

OTHER COSTS AND EXPENSES
      Research and development                                              262
      Selling, general and administrative                                   796
      Interest and financing fees                                           244
      Legal settlements                                                     125
                                                                  -------------

              Total other costs and expenses                              1,427
                                                                  -------------

LOSS FROM CONTINUING OPERATIONS                                          (1,175)

GAIN ON DEBT RESTRUCTURING                                                  214
                                                                  -------------

NET LOSS                                                          $        (961)
                                                                  =============

LOSS PER COMMON SHARE                                             $       (0.01)
                                                                  =============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                       251,993,533
                                                                  =============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-4

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                                                 Five Months Ended December 31, 1999
                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              PREFERRED STOCK
                                                          ------------------------------------------------
                                                                 SERIES A                   SERIES B               COMMON STOCK
                                                          ---------------------       --------------------      --------------------
                                                          SHARES         AMOUNT        SHARES      AMOUNT       SHARES       AMOUNT
                                                          -------       -------       -------      -------      -------      -------
BALANCE, July 31, 1999                                      3,259       $ 2,191         1,242      $ 2,486      251,992      $71,501

COMMON STOCK TRANSACTIONS
   Conversion of Series A preferred stock                     (20)          (25)         --           --             20           25
   Stock issued for services                                 --            --            --           --           --           --
   Conversion of debt                                        --            --            --           --           --           --
   Debt forgiveness by stockholder                           --            --            --           --           --           --
NET LOSS                                                     --            --            --           --           --           --
                                                          -------       -------       -------      -------      -------      -------

BALANCE, December 31, 1999                                  3,239       $ 2,166         1,242      $ 2,486      252,012      $71,526
                                                          =======       =======       =======      =======      =======      =======


                                                             COMMON STOCK
                                                              SUBSCRIBED         ADDITIONAL
                                                        ---------------------     PAID-IN    STOCK NOTES   ACCUMULATED
                                                         SHARES       AMOUNT      CAPITAL     RECEIVABLE     DEFICIT         TOTAL
                                                        --------     --------     --------     --------      --------      --------
BALANCE, July 31, 1999                                      --       $   --       $  3,100     $ (1,149)     $(85,445)     $ (7,316)

COMMON STOCK TRANSACTIONS
   Conversion of Series A preferred stock                   --           --           --           --            --            --
   Stock issued for services                               1,317          148         --           --            --             148
   Conversion of debt                                      4,246        1,297         --           --            --           1,297
   Debt forgiveness by stockholder                          --           --          1,817         --            --           1,817
NET LOSS                                                    --           --           --           --            (961)         (961)
                                                        --------     --------     --------     --------      --------      --------

BALANCE, December 31, 1999                                 5,563     $  1,445     $  4,917     $ (1,149)     $(86,406)     $ (5,015)
                                                        ========     ========     ========     ========      ========      ========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-5

                                                          U. S. ELECTRICAR, INC.
                                                         STATEMENT OF CASH FLOWS
                                             Five Months Ended December 31, 1999
                                                                  (In thousands)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $  (961)
      Adjustments to reconcile net loss to net cash
          used by operating activities:
              Depreciation and amortization                                  60
              Gain on debt restructuring                                   (214)
              Stock issued for services                                     148
              Interest expense converted to equity                          219
          Change in operating assets and liabilities:
              Accounts receivable                                           185
              Inventories                                                   (33)
              Stockholder receivable                                         12
              Prepaids and other current assets                              21
              Accounts payable and accrued expenses                        (231)
              Customer deposits                                             102
                                                                        -------

                  Net cash used by operating activities                    (692)
                                                                        -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Equipment acquisitions                                                 (3)
                                                                        -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on notes payable and capital leases                         (307)
                                                                        -------

NET DECREASE IN CASH                                                     (1,002)

CASH,  July 31, 1999                                                      2,467
                                                                        -------

CASH,  December 31, 1999                                                $ 1,465
                                                                        =======

SUPPLEMENTAL CASH-FLOW INFORMATION
      Cash paid during the year for interest                            $     9
      Non-cash investing and financing activities:
          Conversion of Series A preferred stock to common stock        $    25
          Conversion of debt and accrued interest to equity             $ 2,894


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                        Page F-6

                                                          U. S. ELECTRICAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc., is a California corporation that originally produced and sold electric vehicles. In 1998, the Company began to focus its efforts on the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company currently has several engineering contracts to design, develop and test electric and hybrid electric drive train products and related products, including contracts with Hyundai Motor Corporation (HMC) and the U.S. Government. The Company anticipates deriving further development contracts from a new relationship with Hyundai Heavy Industries, as well as utilizing Hyundai to manufacture the Company's drive systems for international sales.

Change in fiscal year - Effective December 31, 1999, the Company changed its fiscal year-end from July 31, to December 31.

Inventory - Inventory is comprised of materials used in the design and development of electric drive systems under ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market.

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

Revenue recognition - Revenue on engineering and research and development contracts is recognized at the completion of specified engineering or billing milestones.

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

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds, and trade receivables. Demand deposits are placed with known creditable financial institutions. The Company's largest customer, Hyundai, is also a stockholder that holds less than 5% of the outstanding common stock. Hyundai accounted for approximately 54% of total revenues for the five months ended December 31, 1999, with $383,000 due from Hyundai and included in accounts receivable at December 31, 1999.

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

--------------------------------------------------------------------------------
                                                                        Page F-7

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


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

Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of
Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings or loss per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Recent accounting pronouncements - The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133, which is effective for fiscal years beginning after June 15, 1999, will not have a material effect on the Company's financial statements.


NOTE 2 - MANAGEMENT'S PLANS

The Company has experienced recurring losses from operations and use of cash from operations. A substantial portion of the losses were attributable to research, development and other costs associated with the Company's development and production of electric drive systems and components.

During the fiscal year ended July 31, 1999, the Company was successful in selling $3,000,000 of its common stock, and subsequent to December 31, 1999, the Company signed a stock purchase agreement to sell 3,333,333 shares of its common stock for $1,000,000. Additionally, during the fiscal year ended July 31, 1999, the Company's President acquired approximately $5,694,000 of debt and accrued interest, plus 37 million shares of stock, from ITOCHU Corporation. Under the agreement among ITOCHU, the Company, and the Company's President, the acquired debt is convertible into common stock under the terms of the original notes.

It is management's intention to continue to seek additional financing through private placements as well as other means for as long as the operating shortfall exists.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT (in thousands)

Computers                                                                 $  849
Machinery and equipment                                                      267
Furniture and office equipment                                               196
Automobiles and demonstration vehicles                                       142
Leasehold improvements                                                        54
                                                                          ------

                                                                           1,509
Less accumulated depreciation and amortization                             1,283
                                                                          ------

                                                                          $  226
                                                                          ======


NOTE 4 - LONG-TERM DEBT (in thousands)

Secured subordinated promissory note - Credit
Management Association of California (CMAC) as
exclusive agent for Non-Qualified Creditors, with
interest at 3% for the first five years, 6% for years
six and seven, and then at prime plus 3% through
date of maturity; interest payments are made upon
payment of principal, with principal and interest due
no later than April 2016; the Company is required to
fund a sinking fund escrow with 10% of future equity
financing, including debt converted to equity                          $  3,332

Convertible secured notes under a Supplemental Loan
Agreement with ITOCHU Corporation, with interest at
12%; principal and interest were due in December 1997;
the debt, which is secured by personal property, was
acquired by the Company's President in 1999                               1,300

Other                                                                       120
                                                                       --------
                                                                          4,752
Less current maturities                                                   1,420
                                                                       --------
                                                                       $  3,332
                                                                       ========


In March 1999, all notes and accrued interest payable to ITOCHU, totaling $5,694,000, were acquired by the Company's President in a transaction outside the Company for $50,000. During the year ended July 31, 1999, the Company's President forgave debt totaling $2,694,000. An additional $1,817,000 of principal and interest were forgiven by the Company's President during the five months ended December 31, 1999. The amounts forgiven have been reported as additional paid-in capital. The remaining principal and accrued interest is convertible into the Company's common stock at $0.30 per share at a date mutually agreed to by the Company and the President

During the period ended December 31, 1999, $1,000,000 of debt and $247,000 of accrued interest were converted into approximately 4,246,000 shares of common stock at $0.30 per share.

--------------------------------------------------------------------------------
                                                                        Page F-9

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 5 - LEASE COMMITMENTS

The Company has renewed the operating lease of its Torrance, California, facility. The lease expires in February 2003. Rent expense was $43,000 for the five months ended December 31, 1999.

Future minimum lease payments are as follows:


                    Year Ending December 31,
                    ------------------------
                              2000                             $ 148,000
                              2001                               161,000
                              2002                               163,000
                              2003                                27,000
                                                               ---------
                                                               $ 499,000
                                                               =========


NOTE 6 - INCOME TAXES (in thousands)

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

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, based upon the Company's past performance, and the possible limitation on the future availability of net operating losses, as discussed above, a full valuation allowance is recorded against these deferred tax assets.


Deferred tax assets
     Federal tax loss carryforward                                       $24,147
     State tax loss carryforward                                           2,378
     Basis difference                                                      1,610
     Other, net                                                              214
                                                                         -------

                                                                          28,349
Less valuation allowance                                                  28,349
                                                                         -------

Net deferred tax asset                                                   $  --
                                                                         =======


--------------------------------------------------------------------------------
                                                                       Page F-10

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


Net operating losses expire as follows:


                                                    Net Operating Loss
                                             ---------------------------------
        Date of Expiration                    Federal                California
        ------------------                   --------                ----------
               2000                          $     51                 $ 16,730
               2001                                44                    4,541
               2002                                11                    2,778
               2003                                64                    1,541
               2004                               322                      709
               2005                               443                      655
               2006                               680                       --
               2007                             2,552                       --
               2008                            24,221                       --
               2009                            33,460                       --
               2010                             9,083                       --
               2011                             5,557                       --
               2012                             2,998                       --
               2013                             1,418                       --
               2014                             1,965                       --
                                             --------                 --------
                                             $ 82,869                 $ 26,954
                                             ========                 ========


NOTE 7 - STOCKHOLDERS' DEFICIT

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

In July 1993, the Board of Directors approved a plan for the sale of shares of Series A preferred stock to certain officers and directors (Participants) at $0.60 per share. In general, the Participants could purchase these shares for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan were pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding. The likelihood of collecting the interest on these notes is remote; therefore, accrued interest has not been recorded.

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

--------------------------------------------------------------------------------
                                                                       Page F-11

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


Other significant stock activity - In conjunction with the acquisition of ITOCHU's debt (see Note 4), the Company's President purchased all of the outstanding common stock of ITOCHU Corporation, which totaled approximately 37,400,000 shares, for a purchase price of $1.

In July 1999, the Company sold 86,666,666 unregistered shares of its common stock at $0.03 per share pursuant to a Regulation D Subscription Agreement, resulting in net proceeds of $2,600,000. Also in July 1999, the Company converted $400,000 of convertible secured notes to approximately 13,333,000 shares of common stock at $0.03 per share. In July 1999, the Company's shareholders authorized an additional 200,000,000 shares of no par common stock.


NOTE 8 - STOCK OPTIONS AND WARRANTS

In 1993, stockholders approved the 1993 Employee and Consultant Stock Plan, which expires in 2003. Under the Plan, the Company has reserved 30,000,000 shares of common stock for incentive and nonstatutory stock options. Options under the Plan expire over periods not to exceed ten years from date of grant. Options that expire or are canceled may become available for future grants under the Plan. In addition, the Company grants other nonstatutory stock options.

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

The 1996 Stock Option Plan, which was approved by stockholders in 1997, reserves 45,000,000 shares for incentive and nonstatutory stock options during the period of the Plan, which expires in 2006. Options under the 1996 Plan expire over a period not to exceed ten years.

The following summarizes common stock option activity (shares in thousands):

                                                                                       Director
                                   1996 Plan                  1993 Plan               Option Plan                  Other
                            -------------------------  ------------------------ ------------------------  ------------------------
                             Shares        Price        Shares       Price       Shares       Price        Shares       Price
                            ---------  --------------  --------- -------------- ---------- -------------  ---------  -------------
Balance, July 31, 1999         8,390    $0.10 - 0.30     11,111    $ 0.30-0.60         25        $ 0.20      1,495    $ 0.60-2.80
                            ---------                  ---------                ----------                ---------

Granted                       12,339    $    0.11          --           --           --            --         --           --
Canceled                        --            --           --           --            (25)         --         --           --
Forfeited                       (234)   $0.11 - 0.30       --           --           --            --         --           --
                            ---------                  ---------                ----------                ---------

Balance, December 31, 1999    20,495    $0.10 - 0.30     11,111    $ 0.30-0.60       --          $ --        1,495    $ 0.60-2.80
                            =========                  =========                ==========                =========


The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $174,000 for the five months ended December 31, 1999. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164% to 186%, (3) risk-free interest rate of 5.88% to 6.59%, and
(4) an expected life of the options of 5 to 10 years.

--------------------------------------------------------------------------------
                                                                       Page F-12

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


In May 1996, the Company issued approximately 13,333,000 warrants in exchange for services performed. The warrants were exercisable at $0.30 per share in cash, or could be exercised without the payment of cash if the average market value of the Company's common stock for the 20 consecutive trading days preceding the exercise date was equal to or greater that $0.60 per share, and the average trading volume was in excess of 100,000 shares per day for the same preceding 20 trading day period. The warrants expired, by their original terms, on May 1, 1997. The holders of these warrants have subsequently made claims that the Company had previously agreed to extend the term of these warrants for as much as an additional five (5) years. The Company believes these claims are without merit and that the warrants have expired.

In July 1999, the Company issued 50,000,000 warrants in conjunction with the sale of common stock. The warrants are exercisable at $0.06 per share for an equal number of shares of common stock, and expire in July 2001. The Company determined the fair value of the warrants to be $406,000. Factors used in determining the fair value included: (1) the effect on the stock price if the warrants were exercised, (2) the thinly traded nature of the stock, (3) the market for the warrants, (4) and the rate of return expected by the warrant holders.


NOTE 9 - RESEARCH AND DEVELOPMENT CONTRACTS

The Company is obligated to perform research and development activities under development and licensing agreements. The agreements require the Company to design, develop, and test drive systems and deliver working prototypes. The Company retains all rights to the products developed and will license their use to the counter-party. Compensation for these research and development services is based on specified milestones set forth in each agreement. As of December 31, 1999, the Company had not performed all research and development activities required by the agreements.

Revenue recognized under the development agreements for the five months ended December 31, 1999, was approximately $507,000. Related expenses are recorded in cost of revenues.


NOTE 10 - RELATED PARTY TRANSACTIONS

Accrued compensation of $43,000 was due to two employees. The Company is to issue 808,000 shares of its common stock as payment on this accrual. The market value of the stock on the date of settlement was $89,000. The value of the stock in excess of the accrued compensation was charged to compensation expense during the period.

Also for the period ended December 31, 1999, the Company's Board of Directors unanimously approved a compensation package for outside directors consisting of the following: for each meeting attended in person, each outside director shall receive $1,000 in cash, reimbursement of economy class travel and lodging, and $2,000 of common stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director shall receive $250 in cash and $250 in stock valued in the same manner as an in-person Board meeting; for each meeting of a Board committee attended in person, the committee chairman shall receive an additional $500 in cash and $500 in stock. Under this plan, the Company was to issue approximately 509,000 shares of stock with a fair market value of $59,000, which was recorded as an expense during the period.

--------------------------------------------------------------------------------
                                                                       Page F-13

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 11 - CONTINGENCIES

In connection with the Company's default on its debt obligations to unsecured creditors, 19 of these creditors have obtained judgments against the Company in the aggregate amount of approximately $650,000. The Company is aggressively taking steps to eliminate these judgments.

In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Industrial Electric Vehicles, Inc. The Company's insurance carrier has assumed all potential liability associated with this matter.

A workers compensation claim in the amount of approximately $169,000, has been asserted against the Company by the former owners of Nordskog Electric Vehicles, which had been acquired by the Company and renamed Industrial Electric Vehicles
(IEV). IEV was sold by the Company in 1997. The claim alleges that the Company agreed to indemnify Nordskog for such liabilities when the Company acquired Nordskog. The Company has not assessed the validity of this claim or its likely outcome.

The Company is also subject to other legal proceedings and claims that have arisen during the period of restructuring both its debt and operations. The ultimate resolution of these proceedings is not known, but the final outcomes are not expected to significantly influence the Company's current financial position.

--------------------------------------------------------------------------------
                                                                       Page F-14

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


NOTE 12 - UNAUDITED SUMMARIZED FINANCIAL STATEMENTS

The unaudited balance sheet and statement of operations as of and for the five months ended December 31, 1998, are as follows (in thousands):


BALANCE SHEET

Current assets
      Cash                                                             $      6
      Accounts receivable, net                                              405
      Inventories and supplies                                              430
      Stockholder receivable, current maturities                             25
      Prepaids and other current assets                                      73
                                                                       --------

              Total current assets                                          939

Property, plant, and equipment, net                                         272

Stockholder receivable, less current maturities                              75
                                                                       --------

              Total assets                                             $  1,286
                                                                       ========

Current liabilities
      Accounts payable                                                 $    593
      Accrued payroll and related expenses                                  347
      Other accrued expenses                                                707
      Current maturities of long-term debt                                 --
      Customer deposits                                                     358
                                                                       --------

              Total current liabilities                                   2,005

Accrued interest payable                                                  1,525

Long-term payables                                                        1,818

Long-term debt, less current maturities                                   9,059
                                                                       --------

              Total liabilities                                          14,407
                                                                       --------

Stockholders' deficit
      Series A preferred stock                                            2,233
      Series B preferred stock                                            2,584
      Stock notes receivable                                             (1,149)
      Common stock - no par value; 300,000,000 authorized,
          151,767,000 shares issued and outstanding at 1998              68,767
      Accumulated deficit                                               (85,556)
                                                                       --------

              Total stockholders' deficit                               (13,120)
                                                                       --------

              Total liabilities and stockholders' deficit              $  1,287
                                                                       ========


--------------------------------------------------------------------------------
                                                                       Page F-15

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                               December 31, 1999
--------------------------------------------------------------------------------


STATEMENT OF OPERATIONS

Net revenues                                                             $  867

Cost of revenues                                                            389
                                                                         ------

Gross profit                                                                478
                                                                         ------

Other costs and expenses
      Research and development                                               73
      Selling, general and administrative                                   691
      Interest and financing fees                                           264
      Other (income)                                                        (35)
                                                                         ------

              Total other costs and expenses                                993
                                                                         ------

Net loss from continuing operations                                      $ (515)
                                                                         ======

Loss per common share                                                    $(0.01)
                                                                         ======


--------------------------------------------------------------------------------
                                                                       Page F-16

                                                          U. S. ELECTRICAR, INC.
                                                                  BALANCE SHEETS
                                                          July 31, 1999 and 1998
                             (In thousands, except for share and per share data)
--------------------------------------------------------------------------------


                                     ASSETS

                                                               1999        1998
                                                              ------      ------
CURRENT ASSETS
     Cash                                                     $2,467      $  266
     Accounts receivable, net of allowance for
         doubtful accounts of $0 and $108                        751         108
     Inventories and supplies                                    223         492
     Stockholder receivable, current maturities                   50         250
     Prepaids and other current assets                            92         124
                                                              ------      ------

            Total current assets                               3,583       1,240

PROPERTY, PLANT AND EQUIPMENT                                    282         318

STOCKHOLDER RECEIVABLE, less current maturities                   75         100
                                                              ------      ------

            Total assets                                      $3,940      $1,658
                                                              ======      ======


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                       Page F-17

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                          BALANCE SHEETS (Continued)
                                                                                                              July 31, 1999 and 1998
                                                                                 (In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------


                                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                         1999                1998
                                                                                                       --------            --------
CURRENT LIABILITIES
     Accounts payable                                                                                  $    507            $    540
     Accrued payroll and related expenses                                                                   290                 358
     Other accrued expenses                                                                                 232                 285
     Current maturities of long-term debt                                                                 4,427               5,727
     Accrued warranty reserve                                                                              --                   474
     Customer deposits                                                                                     --                   387
                                                                                                       --------            --------

            Total current liabilities                                                                     5,456               7,771

ACCRUED INTEREST PAYABLE                                                                                    593               1,262

LONG-TERM PAYABLES                                                                                        1,875               1,908

LONG-TERM DEBT, less current maturities                                                                   3,332               3,332
                                                                                                       --------            --------

            Total liabilities                                                                            11,256              14,273
                                                                                                       --------            --------

STOCKHOLDERS' DEFICIT
     Series A preferred stock - no par value; 30,000,000 shares authorized; 3,259,000 and 3,321,000  shares issued and
         outstanding at 1999 and 1998; liquidating preference
         at $0.60 per share aggregating $1,955 and $1,993                                                 2,191               2,258
     Series B preferred stock - no par value; 5,000,000 shares
         authorized; 1,242,000 and 1,291,000 shares issued and
         outstanding at 1999 and 1998                                                                     2,486               2,584
     Stock notes receivable                                                                              (1,149)             (1,149)
     Common stock - no par value; 500,000,000 and 300,000,000
         shares authorized at 1999 and 1998; 251,992,000 and
         151,767,000 shares issued and outstanding at 1999 and 1998                                      71,501              68,742
     Additional paid-in capital                                                                           3,100                --
     Accumulated deficit                                                                                (85,445)            (85,050)
                                                                                                       --------            --------

            Total stockholders' deficit                                                                  (7,316)            (12,615)
                                                                                                       --------            --------

            Total liabilities and stockholders' deficit                                                $  3,940            $  1,658
                                                                                                       ========            ========


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-18

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                            STATEMENTS OF OPERATIONS
                                                                                            Years Ended July 31, 1999, 1998 and 1997
                                                                                 (In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                             1999                   1998                   1997
                                                                        -------------          -------------          -------------
NET REVENUES                                                            $       2,774          $       1,938          $       4,484

COST OF REVENUES                                                                1,460                  2,765                  2,042
                                                                        -------------          -------------          -------------

GROSS PROFIT                                                                    1,314                   (827)                 2,442
                                                                        -------------          -------------          -------------

OTHER COSTS AND EXPENSES
     Research and development                                                     499                    445                  1,218
     Selling, general and administrative                                        1,141                  1,697                  3,116
     Interest and financing fees                                                  724                    665                    792
     Gain on warranty accrual reevaluation                                       (474)                  --                     --
     Other (income)/expense                                                       (41)                   (67)                   274
     Acquisition of research and development                                     --                     --                    1,630
                                                                        -------------          -------------          -------------

            Total other costs and expenses                                      1,849                  2,740                  7,030
                                                                        -------------          -------------          -------------

LOSS FROM CONTINUING OPERATIONS                                                  (535)                (3,567)                (4,588)

GAIN ON DEBT RESTRUCTURING                                                        140                     42                     53
                                                                        -------------          -------------          -------------

NET LOSS                                                                $        (395)         $      (3,525)         $      (4,535)
                                                                        =============          =============          =============

PER COMMON SHARE
     Loss from continuing operations                                    $       (0.01)         $       (0.02)         $       (0.03)
     Gain on debt restructuring                                                  --                     --                     --
                                                                        -------------          -------------          -------------

            Net loss per common share                                   $       (0.01)         $       (0.02)         $       (0.03)
                                                                        =============          =============          =============

WEIGHTED AVERAGE SHARES
     OUTSTANDING                                                          152,076,615            151,265,026            133,805,603
                                                                        =============          =============          =============


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-19

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                            Years Ended July 31, 1999, 1998 and 1997
                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                        PREFERRED STOCK
                                                      ---------------------------------------------------
                                                              SERIES A                    SERIES B                COMMON STOCK
                                                      -----------------------     -----------------------     ----------------------
                                                       SHARES        AMOUNT        SHARES        AMOUNT        SHARES       AMOUNT
                                                      ---------     ---------     ---------     ---------     ---------    ---------
BALANCE, JULY 31, 1996                                    4,010     $   2,983         1,587     $   3,175       120,220    $  59,157

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                           --            --              42            85          --           --
COMMON STOCK TRANSACTIONS
    Sales under Regulation S subscription
      agreement                                            --            --            --            --          12,000        3,600
    Systronix acquisition                                  --            --            --            --           3,800          760
    Conversion of Series S Bonds and
      accrued interest                                     --            --            --            --          10,732        3,219
    Conversion of Series A preferred stock                 (389)         (353)         --            --             389          353
    Conversion of Series B preferred stock                 --            --            (289)         (578)        1,927          578
    Conversion of debt                                     --            --            --            --           2,000          600
INTEREST ON STOCK NOTES                                    --            --            --            --            --           --
NET LOSS                                                   --            --            --            --            --           --
                                                      ---------     ---------     ---------     ---------     ---------    ---------

BALANCE, July 31, 1997                                    3,621         2,630         1,340         2,682       151,068       68,267

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                 (300)         (372)         --            --             300          372
    Conversion of Series B preferred stock                 --            --             (49)          (98)          324           98
    Stock for services                                     --            --            --            --              75            5
NET LOSS                                                   --            --            --            --            --           --
                                                      ---------     ---------     ---------     ---------     ---------    ---------

BALANCE, July 31, 1998                                    3,321         2,258         1,291         2,584       151,767       68,742

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                  (62)          (67)         --            --              62           67
    Conversion of Series B preferred stock                 --            --             (49)          (98)          163           98
    Sale of stock                                          --            --            --            --          83,333        2,375
    Conversion of debt                                     --            --            --            --          16,667          219
    Issuance of common stock warrants                      --            --            --            --            --           --
    Debt forgiveness by stockholder                        --            --            --            --            --           --
NET LOSS                                                   --            --            --            --            --           --
                                                      ---------     ---------     ---------     ---------     ---------    ---------

                                                          3,259     $   2,191         1,242     $   2,486       251,992    $  71,501
                                                      =========     =========     =========     =========     =========    =========



                                                                    ADDITIONAL
                                                                      PAID-IN        STOCK NOTES        ACCUMULATED
                                                                      CAPITAL         RECEIVABLE          DEFICIT            TOTAL
                                                                     --------         ----------         --------          --------
BALANCE, JULY 31, 1996                                               $   --            $ (1,061)         $(76,990)         $(12,736)

PREFERRED STOCK TRANSACTION
    Conversion of unsecured debt                                         --                --                --                  85
COMMON STOCK TRANSACTIONS
    Sales under Regulation S subscription
      agreement                                                          --                --                --               3,600
    Systronix acquisition                                                --                --                --                 760
    Conversion of Series S Bonds and
      accrued interest                                                   --                --                --               3,219
    Conversion of Series A preferred stock                               --                --                --                --
    Conversion of Series B preferred stock                               --                --                --                --
    Conversion of debt                                                   --                --                --                 600
INTEREST ON STOCK NOTES                                                  --                 (88)             --                 (88)
NET LOSS                                                                 --                --              (4,535)           (4,535)
                                                                     --------          --------          --------          --------

BALANCE, July 31, 1997                                                   --              (1,149)          (81,525)           (9,095)

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                               --                --                --                --
    Conversion of Series B preferred stock                               --                --                --                --
    Stock for services                                                   --                --                --                   5
NET LOSS                                                                 --                --              (3,525)           (3,525)
                                                                     --------          --------          --------          --------

BALANCE, July 31, 1998                                                   --              (1,149)          (85,050)          (12,615)

COMMON STOCK TRANSACTIONS
    Conversion of Series A preferred stock                               --                --                --                --
    Conversion of Series B preferred stock                               --                --                --                --
    Sale of stock                                                        --                --                --               2,375
    Conversion of debt                                                   --                --                --                 219
    Issuance of common stock warrants                                     406              --                --                 406
    Debt forgiveness by stockholder                                     2,694              --                --               2,694
NET LOSS                                                                 --                --                (395)             (395)
                                                                     --------          --------          --------          --------

                                                                     $  3,100          $ (1,149)         $(85,445)         $ (7,316)
                                                                     ========          ========          ========          ========


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-20

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                            Years Ended July 31, 1999, 1998 and 1997
                                                                                                                      (In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                           1999             1998             1997
                                                                                          -------          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                             $  (395)         $(3,525)         $(4,535)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
            Depreciation and amortization                                                     179              212              578
            Change in allowance for doubtful accounts                                        (108)              (7)            (319)
            Provision to reduce inventory values                                              (36)             949              308
            Gain on debt restructuring                                                       (140)             (42)             (53)
            Changes in valuation allowances and reserves                                     (640)            (368)          (1,011)
            Purchase of research and development                                             --               --              1,630
            Stock issued in settlement of legal claim                                        --                  5             --
            Loss of disposal of equipment                                                    --                353             --
            Gain on sale of Industrial Electric Vehicles                                     --               --               (158)
            Interest income on stock notes receivable                                        --               --                (88)
            Interest converted to common stock                                               --               --                194
         Change in operating assets and liabilities:
            Accounts receivable                                                              (560)             753              (54)
            Inventories                                                                       329              371              589
            Note receivable                                                                   250             --               --
            Prepaids and other current assets                                                  32              191              (53)
            Accounts payable and accrued expenses                                             678              491              (39)
            Customer deposits                                                                (387)             343             (164)
                                                                                          -------          -------          -------

                Net cash used by operating activities                                        (798)            (274)          (3,175)
                                                                                          -------          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                                (1)              (8)             (13)
     Proceeds from sale of equipment                                                         --                 35             --
     Repayments on advances to Systronix Corporation                                         --               --                209
                                                                                          -------          -------          -------

                Net cash provided (used) by investing activities                               (1)              27              196
                                                                                          -------          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on notes payable                                                               --               --             (3,021)
     Payments on capital leases                                                              --                (20)            (152)
     Borrowings on notes payable                                                              400              200            3,122
     Proceeds from issuance of common stock                                                 2,600             --              3,350
                                                                                          -------          -------          -------

                Net cash provided by financing activities                                   3,000              180            3,299
                                                                                          -------          -------          -------

NET INCREASE (DECREASE) IN CASH                                                             2,201              (67)           3,299

CASH
     Beginning of year                                                                        266              333               13
                                                                                          -------          -------          -------

     End of year                                                                          $ 2,467          $   266          $ 3,312
                                                                                          =======          =======          =======

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-21

                                                                                                              U. S. ELECTRICAR, INC.
                                                                                                STATEMENTS OF CASH FLOWS (Continued)
                                                                                            Years Ended July 31, 1999, 1998 and 1997
                                                                                                                      (in thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             1999            1998            1997
                                                                                            -------         -------         -------
SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for interest                                                 $  --           $     3         $   162

NON-CASH INVESTING AND FINANCING ACTIVITIES
     Conversion of Series A preferred stock to common stock                                 $    68         $   372         $   353
     Conversion of Series B preferred stock to common stock                                 $    98         $    98         $   578
     Issuance of warrants                                                                   $   406         $  --           $  --
     Decrease in capital lease payable due to cancellation                                  $  --           $   190         $  --
     Conversion of investment to note receivable                                            $  --           $   250         $  --
     Conversion of debt to common stock                                                     $   400         $  --           $ 4,069
     Conversion of debt to Series B preferred stock                                         $  --           $  --           $    85
     Notes issued in connection with debt restructuring                                     $  --           $  --           $    15
     Assumption of notes payable in connection with acquisition                             $  --           $  --           $   800
     Note issued in connection with acquisition                                             $  --           $  --           $   830
     Note assumed by buyer in connection with sale of Industrial
         Electric Vehicles                                                                  $  --           $  --           $(1,013)
     Conversion of accrued interest to notes payable                                        $  --           $  --           $   139
     Acquisition of assets through capital lease                                            $  --           $  --           $   361
     Sale of net assets of Industrial Electric Vehicles                                     $  --           $  --           $   858
     Acquistion of certain assets, related debt and research and development from Systronix Corporation for debt and
         stock options, net                                                                 $  --           $  --           $  (819)


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Page F-22

                                                          U. S. ELECTRICAR, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - U. S. Electricar, Inc. was incorporated in 1976 in California as Solar Electric Engineering, Inc., and in 1994 changed its name to U. S. Electricar, Inc. Prior to fiscal year 1998, the Company produced and sold electric vehicles. In 1998, the Company began to focus its efforts on the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company currently has several engineering contracts to design, develop and test electric drive train products and related products for Hyundai Motor Corporation (HMC) and the U.S. Government. The Company anticipates deriving further development contracts from a new relationship with Hyundai Heavy Industries, as well as utilizing Hyundai to manufacture the Company's drive systems for international sales. The statements of operations, stockholders' deficit, and cash flows for the year ending July 31, 1997, include the activities of Industrial Electric Vehicles, Inc. (IEV). Substantially all assets and liabilities of IEV were sold during the year ended July 31, 1997. All material intercompany transactions affecting the 1997 statements were eliminated in consolidation. IEV is a dormant company and had no transactions in 1999 and 1998.

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

--------------------------------------------------------------------------------
                                                                       Page F-23

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


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

Reclassifications - Certain reclassification have been made to the July 31, 1998 and 1997 financial statements to conform to the July 31, 1999 presentation.

--------------------------------------------------------------------------------
                                                                       Page F-24

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


NOTE 2 - ACQUISITIONS AND SALES

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


NOTE 3 - INVENTORIES (in thousands)


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

--------------------------------------------------------------------------------
                                                                       Page F-25

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                                               1999        1998
                                                              ------      ------
Computers                                                     $  846      $  872
Machinery and equipment                                          267         267
Furniture and office equipment                                   196         196
Leasehold improvements                                            54          47
Automobiles and demonstration vehicles                           142        --
Construction in progress                                        --             7
                                                              ------      ------

                                                               1,505       1,389
Less accumulated depreciation and amortization                 1,223       1,071
                                                              ------      ------

                                                              $  282      $  318
                                                              ======      ======


NOTE 5 - LONG-TERM DEBT (in thousands, except for share data)

                                                             1999         1998
                                                            -------      -------
Convertible secured note under a Supplemental Loan
Agreement with ITOCHU Corporation, with interest at
12%; principal and interest were due in April 1998; the
debt was secured by the Company's personal property
and was acquired by the Company's President during 1999     $ 1,700      $ 3,000

Secured subordinated promissory note - Credit
Management Association of California (CMAC) as
exclusive agent for Non-Qualified Creditors, with
interest at 3% for the first five years, 6% for years
six and seven, and then at prime plus 3% through
date of maturity; interest payments are made upon
payment of principal, with principal and interest due
no later than April 2016; with an interest in a sinking
fund escrow with a balance of $4,000 as of July 31,
1999 and 1998; the sinking fund escrow requires the
Company fund the account with 10% of future equity
financing, including convertible debt converted to
equity; payments on this note are subordinated to
payment in full on all principal and accrued interest
owed on the Qualified Creditors promissory note               3,332        3,332

Convertible secured notes under a Supplemental Loan
Agreement with ITOCHU Corporation, with interest at
12%; principal and interest were due in December 1997;
the debt was secured by the Company's personal property,
and was acquired by the Company's President during 1999       1,300        1,300

Convertible bonds with interest at 10%; principal and
interest were due in July 1997                                  800          800

--------------------------------------------------------------------------------
                                                                       Page F-26

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------

                                                             1999         1998
                                                            -------      -------

Secured subordinated promissory note - CMAC, as
exclusive agent for Qualified Creditors, with interest
at 3%; principal and interest are due in August 1999;
secured with an interest in a sinking fund escrow               307          307

Other                                                           320          320
                                                            -------      -------

                                                              9,758       11,057
Less current maturities                                       4,427        5,727
                                                            -------      -------

                                                            $ 3,332      $ 3,332
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


NOTE 6 - CAPITAL LEASE

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

--------------------------------------------------------------------------------
                                                                       Page F-27

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


NOTE 7 - LEASE COMMITMENTS

The Company assumed the lease of its Torrance facility when Systronix was purchased. The lease expires in February 2000. Future minimum lease payments under this lease agreement are $56,000 for the year ended July 31, 2000. Rent expense was $144,400, $164,500, and $225,000 for the years ended July 31, 1999,
1998, and 1997.


NOTE 8 - INCOME TAXES (in thousands)

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

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.


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
                                                          =======        =======


Net operating losses expire as follows:


                                                    Net Operating Loss
                                             ---------------------------------
        Date of Expiration                    Federal                California
        ------------------                   --------                ----------
               2000                          $     51                 $ 16,730
               2001                                44                    4,541
               2002                                11                    2,778
               2003                                64                    1,541
               2004                               322                      709
               2005                               443                       --
               2006                               680                       --
               2007                             2,552                       --
               2008                            24,221                       --
               2009                            33,460                       --
               2010                             9,083                       --
               2011                             5,557                       --
               2012                             2,998                       --
               2013                             1,418                       --
                                             --------                 --------
                                             $ 80,904                 $ 26,299
                                             ========                 ========

--------------------------------------------------------------------------------
                                                                       Page F-28

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


NOTE 9 - STOCKHOLDERS' DEFICIT

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

In conjunction with the acquisition of ITOCHU's debt, the Company's President purchased all of the outstanding common stock of ITOCHU Corporation, which totaled approximately 37,400,000 shares, for a purchase price of $1.

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

--------------------------------------------------------------------------------
                                                                       Page F-29

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


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

In 1997, in connection with the purchase of Systronix, stockholders approved the 1996 Stock Option Plan , which expires in 2006. The Company, during the term of the 1996 Plan, will at all times reserve and keep available such number of shares of common stock for incentive and non-qualified stock options as shall be sufficient to satisfy the requirements of the Plan. Options under the 1996 Plan expire over a period not to exceed ten years. In July 1999, the Company's shareholders authorized an increase in the number of shares available under the Plan from 15,000,000 to 45,000,000.

The following summarizes common stock option activity (shares in thousands):


                                   1996 Plan                  1993 Plan
                            -------------------------  ------------------------
                             Shares        Price        Shares       Price
                            ---------  --------------  --------- --------------
Balance, July 31, 1996          --      $     --         17,269    $ 0.30 - 0.60
Granted                       10,367            0.30       --             --
Canceled                        (445)           0.30     (1,135)            0.30
Exercised                       --            --           --             --
Expired                         --            --            (38)            0.30
                               -----                     ------

Balance, July 31, 1997         9,922            0.30     16,096      0.30 - 0.60
Canceled                      (1,403)           0.30     (4,650)            0.30
Expired                          (80)           0.30        (63)            0.30
                               -----                     ------

Balance, July 31, 1998         8,439            0.30     11,383      0.30 - 0.60
                               -----                     ------

Granted                        1,765            0.10       --           --
Canceled                      (1,765)           0.30       (113)            0.30
Expired                          (49)           0.30       (159)            0.30
                               -----                     ------

Balance, July 31, 1999         8,390    $0.10 - 0.30     11,111    $ 0.30 - 0.60
                               =====                     ======



                                          Director
                                         Option Plan                      Other
                               ------------------------------    ------------------------
                                 Shares             Price          Shares       Price
                               ----------       -------------    ---------  -------------
Balance, July 31, 1996               20        $ 0.20 - 6.880      1,495    $ 0.60 - 2.80
Granted                            --                 --            --             --
Canceled                           --                 --            --             --
Exercised                          --                 --            --             --
Expired                            --                 --            --             --
                                 -------                           -----

Balance, July 31, 1997               20          0.20 - 6.88       1,495      0.60 - 2.80
Canceled                            (16)         0.20 - 6.88        --             --
Expired                            --                 --            --             --
                                 -------                           -----

Balance, July 31, 1998                4                 0.20       1,495      0.60 - 2.80
                                 -------                           -----

Granted                              21                 0.20        --             --
Canceled                           --                 --            --             --
Expired                            --                 --            --             --
                                 -------                           -----

Balance, July 31, 1999               25        $        0.20       1,495    $ 0.60 - 2.80
                                 =======                           =====

-------------------------------------------------------------------------------------------
                                                                                   Page F-30

                                                          U. S. ELECTRICAR, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                   July 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased by approximately $640,700, $549,900, and $307,000 for the years ended July 31, 1999, 1998, and
1997. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 164%, (3) risk-free interest rate of 5.88% to 6.59%, and (4) an expected life of the options of 5 years.

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

The following summarizes warrant activity (in thousands):


                                                        Debt
                                                     Conversion          Other
                                                     ----------         -------
Balance, July 31, 1997                                   --              15,333
Granted                                                  --                --
Expired                                                  --                --
                                                      -------           -------

Balance, July 31, 1998                                   --              15,333
Granted                                                50,000              --
Expired                                                  --             (15,333)
                                                      -------           -------

Balance, July 31, 1999                                 50,000              --
                                                      =======           =======


NOTE 11 - RESEARCH AND DEVELOPMENT CONTRACTS

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

Revenue received under the development agreements recognized for the period ended July 31, 1999, was approximately $1,954,000. Related expenses are recorded in cost of revenues.

--------------------------------------------------------------------------------
                                                                       Page F-31