Form 10-Q
period 2000-03-31
US ELECTRICAR INC
filed 2000-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2000
                                        --------------

                                       or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From              To                .
                                         ------------   ---------------


                           Commission File No. 0-25184
                                               -------

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


                  19850 South Magellan Drive Torrance, CA 90502
                  ---------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)
        Registrant's telephone number, including area code (310) 527-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of May 10, 2000, there were 225,182,278 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)................................3

               Balance Sheets:
               March 31, 2000 and December 31, 1999............................3

               Statements of Operations:
               Three months ended March 31, 2000 and 1999 .....................4

               Statements of Cash Flows:
               Three months ended March 31, 2000 and 1999......................5

               Notes to Financial Statements:
               for the Three months ended March 31, 2000 and 1999..............7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 9

Item 3.        Quantitative and Qualitative Disclosure about Market Risk......13


PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings .............................................14
Item 2.        Changes in Securities and Use of Proceeds......................14
Item 3.        Defaults upon Senior Securities................................14
Item 4.        Submission of Matters to a Vote of Security Holders............14
Item 5.        Other Information..............................................14
Item 6.        Exhibits and Reports on Form 8-K...............................15


SIGNATURE      ...............................................................16

EXHIBIT INDEX  ...............................................................17

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
U.S. ELECTRICAR, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                         As of                As of
                                                                                    March 31, 2000       December 31, 1999
                                                                                     ------------          ------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS:
   Cash                                                                              $      1,967          $      1,465
   Accounts receivable                                                                        678                   566
   Inventory                                                                                  276                   256
   Stockholder receivable                                                                       0                    38
   Prepaids and other current assets                                                           64                    71
                                                                                     ------------          ------------
            Total Current Assets                                                            2,985                 2,396

PROPERTY, PLANT AND EQUIPMENT, NET                                                            202                   226
OTHER ASSETS                                                                                   75                    75
                                                                                     ------------          ------------
TOTAL ASSETS                                                                         $      3,262          $      2,697
                                                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
   Accounts payable                                                                  $        121          $        202
   Accrued payroll and related expense                                                        280                   229
   Other accrued expenses                                                                      43                   156
   Bonds and notes payable                                                                  1,420                 1,420
   Customer deposits                                                                          102                   102
                                                                                     ------------          ------------
            Total Current Liabilities                                                       1,966                 2,109
ACCRUED INTEREST PAYABLE                                                                      445                   439
LONG TERM PAYABLES                                                                          1,632                 1,832
LONG TERM DEBT                                                                              3,332                 3,332
SHAREHOLDERS' (DEFICIT):
   Series  A  preferred  stock - No par  value;
   30,000,000 shares authorized;
   3,175,767 and 3,259,000 shares issued and outstanding
   at 3/31/00 and 12/31/99 respectively                                                     2,116                 2,166
   Series B preferred stock - No par value; 5,000,000
   shares authorized; 1,239,026 and 1,242,000 shares
   issued and outstanding at 3/31/00 and 12/31/99 respectively                              2,486                 2,486
   Stock notes receivable                                                                  (1,149)               (1,149)
   Common Stock - No par value; 500,000,000 shares
   authorized; 232,627,663 and 252,012,000 shares
   issued and outstanding at 3/31/00 and 12/31/99                                          74,066                71,526
   Common stock subscribed                                                                     70                 1,445
   Additional paid-in capital                                                               4,956                 4,917
   Accumulated deficit                                                                    (86,658)              (86,406)
                                                                                     ------------          ------------
            Total Shareholders' (Deficit)                                                  (4,113)               (5,015)
                                                                                     ------------          ------------
                                                                                     ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                        $      3,262          $      2,697
                                                                                     ============          ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
            See notes to consolidated financial statements.

U.S. ELECTRICAR, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------
                                                  Three Months Ended March 31,
                                                -------------------------------
                                                    2000              1999
                                                -------------     -------------
NET SALES                                       $         630     $         751

COST OF SALES                                             457               353
                                                -------------     -------------
GROSS MARGIN                                              173               398
                                                -------------     -------------

OTHER COSTS AND EXPENSES:
   Research & development                                 107                93
   Selling, general & administrative                      411               283
   Interest and financing fees                             68               180
   Other (income)/expense                                  (9)                0
                                                -------------     -------------
        Total other costs and expenses                    577               474
                                                -------------     -------------
LOSS FROM CONTINUING OPERATIONS                          (404)              (76)
                                                -------------     -------------
INTEREST INCOME                                            23              --

GAIN ON DEBT RESTRUCTURING                                127              --
                                                -------------     -------------

NET LOSS                                        $        (254)    $         (76)
                                                =============     =============

NET LOSS PER COMMON SHARE                       $       (0.01)    $       (0.01)
                                                =============     =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                       232,627,663       151,769,689
                                                =============     =============

See notes to consolidated financial statements.

U.S. ELECTRICAR, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
-----------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended March 31, 2000
                                                                          ---------------------------------
                                                                                2000                1999
                                                                              -------              -------
OPERATIONS
 Net loss                                                                     $  (252)             $  (117)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                    35                   28
  Changes in operating assets and liabilities:
      Accounts Receivable                                                        (112)                  23
      Inventory                                                                   (20)                  89
      Stockholders receivable                                                      38                    0
      Prepaids and other assets                                                     7                   18
      Accounts payable and accrued expenses                                      (337)                 108
      Customer deposits and deferred revenue                                        0                    0
                                                                              -------              -------
               Net cash used by operating activities                             (231)                 (98)
                                                                              -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                     (12)                  (1)
                                                                              -------              -------
               Net cash provided (used) by investing activities                   (12)                  (1)
                                                                              -------              -------

FINANCING:
 Payments on notes payable                                                          0                    0
 Re-purchase of common stock                                                     (100)                   0
 Proceeds from issuance of common stock                                         1,255                    0
                                                                              -------              -------
               Net cash provided (used) by financing activities                 1,155                    0
                                                                              -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   502                  148

CASH AND EQUIVALENTS:

 Beginning of period                                                            1,465                    6
                                                                              -------              -------

 End of period                                                                $ 1,967              $   154
                                                                              =======              =======

U.S. ELECTRICAR, INC.
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                March 31, 2000
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
Cash paid for interest                                           $23      $ --

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to
   common stock                                                  $50      $ --
  Conversion of debt to common stock                             $ 6      $ --
  Conversion of accrued interest to equity                       $39      $ --
   Issuance of common stock for services                         $17      $ --

                              U.S. ELECTRICAR, INC.

                             ----------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2000 and 1999


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2000 and the interim results of operations and cash flows for the three months ended March 31, 2000 have been included. The balance sheet at December 31, 1999, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 1999 and March 31, 2000 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 1999, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the three months ended March 31, 2000 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.01 currently reflected in the financial statements for the three months ended March 31, 2000, would be insignificant and, therefore, has not been calculated.

The results of operations for the three months ended March 31, 2000 and 1999 period presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                             March 31, 2000             December 31, 1999
                             --------------             -----------------
                              (unaudited)
                              -----------

Raw materials                     276                          256

                                 $276                         $256
                               ======                       ======


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                    March 31, 2000           December 31, 1999
                                                    --------------           -----------------
Secured subordinated promissory note -
CMAC   as    exclusive    agent    for
Non-Qualified  Creditors;  interest at
3% for the first 5 years, 6% for years
6 and 7,  and  then at  prime  plus 3%
through  date  of  maturity;  interest
payments  are  made  upon  payment  of
principal, with principal and interest
due no later than April 2016;  with an
interest in a sinking fund escrow with
a balance of four thousand  dollars as
of  December  31,  1999 and  March 31,
2000. The sinking fund escrow requires
the Company to fund the  account  with
10%  of   future   equity   financing,
including  convertible  debt converted
to equity.                                               3,332                    3,332


Convertible  secured  promissory  note
payable    to   ITOCHU    Corporation;
interest   at   12%;   principal   and
interest  were due in  December  1997;
convertible into common stock at $0.30
per share.  The debt is secured by the
Company's personal  property,  and was
acquired  by the  Company's  President
during 1999.                                             1,300                    1,300

Other                                                      120                      120
                                                       -------                   ------

                                                         4,752                    4,752

Less current maturities                                  1,420                    1,420
                                                       -------                   ------
                                                       $ 3,332                   $3,332
                                                       =======                   ======

                              U.S. ELECTRICAR, INC.
                              ---------------------

                    NOTES TO FINANCIAL STATEMENTS (Continued)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 1999. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

GENERAL

U.S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976, under its original name, "Clover Solar Corporation, Inc." The name of the Company was changed in June 1979, to "Solar Electric Engineering, Inc.", and was subsequently changed to "U.S. Electricar, Inc." in January 1994.

The Company's fiscal year ends December 31. All year references refer to fiscal years.

During the first quarter of 2000, the Company continued to reduce operating costs and outstanding debt. The Company's business activities are focused on the development of electric and hybrid electric drive-trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company has several key contracts with the U. S. Government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company has enhanced its relationship with Hyundai Motor Company of Korea, the world's seventh largest automobile manufacturer, with several engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. Hyundai Motor Company has contracted with the Company for the development of an advanced charging unit and a parallel hybrid production vehicle, as well as continuing to produce the family of Panthertm drive system for their electric vehicles. This hybrid contract follows the completion of a development program between our companies that resulted in a parallel-hybrid system for Hyundai's hybrid-electric concept. The Company is extending the PantherTM drive system to hybrid vehicle applications in projects sponsored by Hyundai. These hybrid systems will be applied to light, medium and heavy duty transportation vehicles. The Company offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to Original Equipment Manufacturers or OEMs, both domestic and international. The Company has also developed a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle. The Company is offering the modular drive systems to Original Equipment Manufacturers or OEMs and other customers. These drive systems have been installed in various vehicles. The Company is developing low voltage electric drive system components for use by a major North American automotive manufacturer.

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

The Company has begun to explore international ventures with customers in the United Kingdom and Italy. Furthermore, the Company intends to develop a three-car tram for the airport and recreation industries utilizing its Panther 120 drive system. The Company has been awarded a contract with the U.S. Department of Transportation to design and test this tram system.

The Company received a capital investment from Jagen, Pty, Ltd. in the amount of $2,500,000 on June 4, 1999 and from Anthony Rawlinson, the Company's Chairman of the Board, in the amount of $500,000 on July 30, 1999. In January 2000, Kafig, Pty, Ltd. Invested $1,000,000 in the Company. These investments have enabled the Company to further develop its hybrid drive systems as well as embark on other in-house funded research and development.

Debt Restructuring

The Company's debt restructuring plan has progressed during 1999. Overall, the Company has reduced outstanding indebtedness and liabilities by approximately $7,000,000 or 62% in the last year. With the addition of capital as discussed above, the Company retired the $307,000, three-year debt due to the Credit Managers Association of California or CMAC. The CMAC's $3.3 million, 20-year promissory note becomes due and payable in 2016. In March 1999, the Company's Chief Executive Office and President purchased all of the Company's outstanding debt due to Itochu Corporation, which was $4,300,000 plus accrued interest. As of March 31, 2000, this individual has forgiven $3,000,000 in principal and $1,549,506 in accrued interest. This effectively reduced the Company's total outstanding obligation including interest to $1,300,000 from $5,849,506. In December of 1999, the Company converted the Fontal International, Ltd. debt of $1,000,000 in principal and $247,000 in accrued interest into 4,246,000 shares of common stock at $0.30 per share. The Company has also been reducing its outstanding past due accounts payable. The Company shall continue to pursue a strategy of negotiating settlements on these outstanding payables where prudent.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations have been negative due to operating losses primarily attributable to research, development, administrative and other costs associated with the Company's efforts to become an international manufacturer and distributor of electric drive systems and components. The Company has therefore had to raise funds through numerous financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its products profitably, it will need to continue to rely on cash from external financing. The Company anticipates that it will require additional outside financing for at least one more year.

During the three months ended March 31, 2000, the Company spent $502,000 in cash on operating activities to fund the net loss of $252,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $112,000 as remittances for sales made late in the first quarter are scheduled for the second quarter of 2000. Inventory increased by $20,000.

Accrued expenses were reduced by $62,00 due to recapture of certain accrued expenses and payments of the same. Interest accruing on notes payable has not been paid and increased by $6,000 for the three months ended March 31, 2000 due to Carl D. Perry forgiving interest in the amount of $39,000 during the first quarter.

The operations of the Company during the current year were financed primarily by the funds received on engineering contracts. In January 2000, the Company received an additional equity infusion of $1,000,000 from Kafig Pty, Ltd for the purchase of 3,333,333 shares of common stock.

It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of April 30, 2000, the Company has no firm commitments for significant additional financing.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

Net sales in the three months ending March 31, 2000 increased $264,000 from the previous quarter, and decreased $121,000 in the first three months as compared to the corresponding period of 1999. The increase from the previous quarter was due to new contracts for the development of a parallel hybrid production drive system for Hyundai Motor Company. The reduction as compared with the prior year was due to the sale of a technology license to Hyundai Heavy Industries. Development contracts with Hyundai Motor Company and the U.S. Government account for almost all of the Company's sales for 2000.

Cost of sales in the quarter ended March 31, 2000 increased to $457,000, compared to cost of sales of $353,000 for the same period last fiscal year. Again this increase was due to the sale of the technology licenses to Hyundai Heavy Industries which did not have associated costs of sales.

Research and development expense increased in the first quarter of 2000 by $44,000, from the first quarter of 1999. The Company continues to increase its technical staff for new contracts during 2000. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies, as well as toward performing in-house research and development on new and next generation products.

Selling, general and administrative expense increased $158,000 in the three months ended March

31, 2000 from the previous year's comparable period. The increase in expenses was due to actions by the Company to begin to expand its operations and additional legal and accounting expenses in connection with certain restructuring transactions, regulatory filing requirements and the annual shareholders meeting. The Company has also begun to increase its sales and marketing efforts to attract new customers and partners in the sale and distribution of its products.

Interest and financing fees decreased significantly to $68,000 in the first quarter of 2000 from $158,000 in the first quarter of 1999. Interest costs have decreased due to the reduction of outstanding debt. In March 1999, Itochu Corporation sold all of its debt plus accrued interest outstanding ($5,693,400) to Carl D. Perry, the Company's Chief Executive Officer and President Mr. Perry has forgiven $4,393,400 of accrued interest and principal as of March 31, 2000. As of March 31, 2000, there is $1,300,000 in principal owed by the Company to Mr. Perry under this loan. Additionally, the Company has paid the outstanding principal due on the CMAC note due August 1999 in full as of March 31, 2000. Furthermore, Fontal International, Ltd. converted its $1,000,000 in debt and accrued interest into 4,246,000 shares of common stock in December 1999. These debt reductions shall reflect continued reduced interest expense in the future.

The Company incurred a net loss of $254,000 in the first quarter of 2000 compared to a net loss of $76,000 in the first quarter of 1999. The overriding factor causing the difference was the additionally income derived in the first quarter of 1999 from the sale of a technology license and an increase in selling and general and administrative expenses during the first quarter of 2000.

Year 2000 Concerns

As of May 15, 2000, the Company has not experienced any material negative impact related to year 2000 issues. In preparation for the year 2000, the Company incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses totaled less than $25,000. It is possible that the Company's computerized systems could be affected in the future by the year 2000 issue. The Company has computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their year 2000 issues.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $86,658,000 at March 31, 2000. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the five months ended December 31, 1999 and 1998, the Company had net losses of $961,000 and $515,000 respectively on sales of $629,000 and $867,000, respectively. The Company incurred a net loss of $254,000 for the three months ended March 31, 2000 on sales of $630,000.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits has been reduced from $650,000 to $350,000 during the quarter ended March 31, 2000.

In February 1999, the Company became a defendant in a lawsuit filed by an individual alleging personal injury by a vehicle manufactured by a prior subsidiary of the Company, Nordskog Electric Vehicles, Inc., a.k.a. Industrial Electric Vehicles, Inc. The matter has been referred to the insurance company which has assumed legal liability and is proceeding to defend the matter. As of March 29, 2000, the potential liability to the Company is unknown, however due to the insurance coverage, it is believed to be minimal.

An indemnification claim in the amount of approximately $169,000 has been asserted against the Company by the former owners of Nordskog Electric Vehicles or Nordskog, which had been acquired by the Company and renamed Industrial Electric Vehicles or IEV. IEV was sold by the Company in 1997. The claim alleges that the Company agreed to indemnify Nordskog for liabilities including a workers compensation claim, when the Company acquired Nordskog. The Company has not yet assessed the validity of this claim or its likely outcome.

Item 2.           Changes in Securities and Use of Proceeds

In January 2000, the Company sold 3,333,333 shares of common stock at $0.30 per share for a total of $1,000,000 to Kafig, Pty, Ltd., which represented that they were accredited investors, an Australian company. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended for the exemption from registration of the sale of such shares.

Item 3.           Defaults Upon Senior Securities:

During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of twelve percent (12%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. As of December 15, 1999, the principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. During 1999, the Company's President acquired this debt and subsequently forgave all of the accrued interest to March 31, 2000. As of May 15, 2000, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4.           Submission of Matters to a Vote of Securities Holders.

None.

Item 5.           Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K:

(a)         Exhibits:
            ---------

            10.1 Securities Purchase Agreement dated as of January 20, 2000 by and between the Company and Kafig Pty, Ltd.

(b)         Reports on Form 8-K

            The Company filed no current reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2000

U.S. ELECTRICAR, INC.
(Registrant)



         /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry,  Chief Executive  Officer and Acting Chief Financial  Officer
    (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                  Description                              Page No.
--------------------------------------------------------------------------------
   10.1                      Securities  Purchase  Agreement
                             dated as of January 20,2000, by
                             and  between  the  Company  and
                             Kafig Pty, Ltd.                             18

   27                        Financial Data Schedule                     25