Form 10-Q
period 2000-06-30
US ELECTRICAR INC
filed 2000-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30. 2000

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From _____________ To _____________.


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

                  19850 South Magellan Drive Torrance, CA 90502
                  ---------------------------------------------
              (Address of Principal Executive Offices and Zip Code)
       Registrant's telephone number, including area code (310) 527-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of August 10, 2000, there were 228,357,833 shares of Common Stock, no par value, outstanding.

                                      INDEX

                              U.S. ELECTRICAR, INC.


                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).....................................3

          Balance Sheets:
          June 30, 2000 and December 31, 1999..................................3

          Statements of Operations:
          Three and Six months ended June 30, 2000 and 1999....................4

          Statements of Cash Flows:
          Six months ended June 30, 2000 and 1999..............................5

          Notes to Financial Statements:
          for the Six months ended June 30, 2000 and 1999......................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9

Item 3.   Quantitative and Qualitative Disclosure about Market Risk...........13


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................14
Item 2.   Changes in Securities and Use of Proceeds...........................14
Item 3.   Defaults upon Senior Securities.....................................14
Item 4.   Submission of Matters to a Vote of Security Holders.................15
Item 5.   Other Information...................................................16
Item 6.   Exhibits and Reports on Form 8-K....................................16


SIGNATURE ....................................................................17

EXHIBIT INDEX ................................................................18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U.S. ELECTRICAR, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         As of             As of
                                                                                                        June 30,        December 31,
                                                                                                          2000              1999
                                                                                                        --------          --------
ASSETS                                                                                                (Unaudited)

CURRENT ASSETS:
       Cash                                                                                             $  1,477          $  1,465
       Accounts receivable                                                                                   680               566
       Inventory                                                                                             322               256
       Stockholder receivable                                                                                  0                38
       Prepaids and other current assets                                                                      48                71
                                                                                                        --------          --------
             Total Current Assets                                                                          2,527             2,396

PROPERTY, PLANT AND EQUIPMENT - NET                                                                          209               226
OTHER ASSETS                                                                                                  75                75
                                                                                                        --------          --------
TOTAL ASSETS                                                                                            $  2,811          $  2,697
                                                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                                 $     91          $    202
       Accrued payroll and related expense                                                                   217               229
       Other accrued expenses                                                                                 38               156
       Bonds and notes payable                                                                             1,420             1,420
       Customer deposits                                                                                     102               102
                                                                                                        --------          --------
             Total Current Liabilities                                                                     1,868             2,109
ACCRUED INTEREST PAYABLE                                                                                     458               439

LONG TERM PAYABLES                                                                                         1,431             1,832

LONG TERM DEBT                                                                                             3,332             3,332

SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       3,165,767 and 3,259,000 shares issued and outstanding
       at 6/30/00 and 12/31/99 respectively                                                                2,079             2,166
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,196 and 1,242,000 shares issued and outstanding
       at 6/30/00 and 12/31/99 respectively                                                                2,434             2,486
       Stock notes receivable                                                                             (1,149)           (1,149)
       Common Stock - No par value; 500,000,000 shares authorized; 228,375,554
       and 252,012,000 shares issued and outstanding at 6/30/00 and 12/31/99                              74,367            71,526
       Common stock subscribed                                                                                10             1,445
       Additional paid-in capital                                                                          4,956             4,917
       Accumulated deficit                                                                               (86,975)          (86,406)
                                                                                                        --------          --------
             Total Shareholders' (Deficit)                                                                (4,278)           (5,015)
                                                                                                        --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                           $  2,811          $  2,697
                                                                                                        ========          ========

Note:  The balance  sheet at December 31, 1999 has been derived from the audited
financial  statements  at  that  date.  See  notes  to  consolidated   financial
statements.

                                                                  3

U.S. ELECTRICAR, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for per share and share data)

                                                              Three Months Ended June 30              Six Months Ended June 30
                                                          ---------------------------------       ---------------------------------
                                                               2000               1999                2000                1999
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $         544       $         466       $       1,174       $       1,217

COST OF SALES                                                       430                 340                 887                 693
                                                          -------------       -------------       -------------       -------------

GROSS MARGIN                                                        114                 126                 287                 524
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
       Research & development                                       110                  78                 281                 124
       Selling, general & administrative                            594                 379                 810                 649
       Interest and financing fees                                   28                 158                  96                 316
       Other (income)/expense                                      (165)               (135)                 (9)               (135)
       Interest income                                              (22)                 (7)                (45)                 (7)
                                                          -------------       -------------       -------------       -------------

            Total other costs and expenses                          545                 473               1,133                 947
                                                          -------------       -------------       -------------       -------------


LOSS FROM CONTINUING OPERATIONS                           $        (431)      $        (347)      $        (846)      $        (423)
                                                          -------------       -------------       -------------       -------------

GAIN ON DEBT RESTRUCTURING                                          127                   0                 277                   0

NET LOSS                                                  $        (304)      $        (347)      $        (569)      $        (423)

NET LOSS PER COMMON SHARE:                                $       (0.01)      $       (0.01)      $       (0.01)      $       (0.01)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES OUTSTANDING                         228,375,554         152,076,615         228,375,554         152,076,615

U.S. ELECTRICAR, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Six Months Ended June 30
                                                                                                       ----------------------------
                                                                                                         2000                 1999
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $  (569)             $  (423)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                             74                   56
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                 (114)                  77
      Inventory                                                                                            (66)                  69
      Stockholder receivable                                                                                38                    0
      Prepaids and other assets                                                                             23                   37
      Accounts payable and accrued expenses                                                               (623)                 262
      Customer deposits and deferred revenue                                                                 0                 (225)
                                                                                                       -------              -------
               Net cash used by operating activities                                                    (1,237)                (188)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                              (57)                  (1)
                                                                                                       -------              -------
               Net cash provided (used) by investing activities                                            (57)                  (1)
                                                                                                       -------              -------

FINANCING:
 Issuance of notes payable                                                                                   0                  400
 Re-purchase of common stock                                                                              (100)                   0
 Proceeds from issuance of common stock                                                                  1,406                2,100
                                                                                                       -------              -------
               Net cash provided (used) by financing activities                                          1,306                2,500
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                             12                2,270

CASH AND EQUIVALENTS:

 Beginning of period                                                                                     1,465                    6
                                                                                                       -------              -------

 End of period                                                                                         $ 1,477              $ 2,276
                                                                                                       =======              =======

U.S. ELECTRICAR, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
-----------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                  2000               1999
                                                                                  ----               ----
Cash paid for interest                                                            $38                $--

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                          $87                $--
  Conversion of Series B preferred stock to common stock                          $52
  Conversion of debt to common stock                                              $14                $--
  Conversion of accrued interest to equity                                        $39                $--
  Issuance of common stock for services                                           $27                $--

                             U. S. ELECTRICAR, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                 For the Six Months Ended June 30, 2000 and 1999


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2000 and the interim results of operations and cash flows for the three and six months ended June 30, 2000 have been included. The balance sheet at December 31, 1999, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 1999 and June 30, 2000 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the six months ended June 30, 2000 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.01 currently reflected in the financial statements for the six months ended June 30, 2000, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and six months ended June 30, 2000 and 1999 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                                      June 30,      December 31,
                                                        2000             1999
                                                        ----             ----
                                                    (unaudited)

Raw materials                                           322               256

                                                       $322              $256
                                                       ====              ====


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                         June 30,   December 31,
                                                          2000         1999
                                                         -------      -------
Secured   subordinated   promissory   note  -  CMAC  as
exclusive agent for Non-Qualified  Creditors;  interest
at 3% for the first 5 years,  6% for years 6 and 7, and
then  at  prime  plus  3%  through  date  of  maturity;
interest  payments are made upon payment of  principal,
with  principal  and  interest  due no later than April
2016;  with an interest in a sinking fund escrow with a
balance of four  thousand  dollars as of  December  31,
1999  and  June  30,  2000.  The  sinking  fund  escrow
requires  the Company to fund the  account  with 10% of
future equity  financing,  including  convertible  debt
converted to equity.                                       3,332        3,332

Convertible  secured  promissory note payable to ITOCHU
Corporation;  interest at 12%;  principal  and interest
were due in  December  1997;  convertible  into  common
stock at $0.30 per  share.  The debt is  secured by the
Company's  personal  property,  and was acquired by the
Company's President during 1999.                           1,300        1,300

Other                                                        120          120
                                                         -------      -------
                                                           4,752        4,752

Less current maturities                                    1,420        1,420
                                                         -------      -------
                                                         $ 3,332      $ 3,332
                                                         =======      =======

                              U.S. ELECTRICAR, INC.

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

GENERAL

U.  S.  Electricar,   Inc.,  a  California  Corporation  (the  "Company"),   was
incorporated on July 30, 1976. In July 2000, the Company changed its name to Enova Systems, Inc.

The Company's fiscal year ends December 31. All year references refer to fiscal years.

Enova Systems believes it is a leader in the development and production of commercial digital power management systems. The Company is now building, under contract with global vehicle and technology companies, efficient, robust, cost effective digital power processing and energy management technologies for electric, hybrid electric and fuel cell vehicles. These power management technologies are now being applied to commercialization of fuel cell power generation for stationary non-automotive applications.

The Company's business activities continue to be focused on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both automotive and stationary power applications, vehicle systems integration and the performance of various engineering contracts.

The Company is working with Ecostar Electric Drive Systems, a joint venture of Ford, Daimler Chrysler and Ballard Power to develop and manufacture low voltage electric drive system components for use in Ford's Global Th!nk City. Ecostar has announced that an all electric vehicle is scheduled to be introduced in late 2001 for markets in North America. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The prototype systems are currently undergoing pre-production testing and validation in the Th!nk vehicle. Enova continues to develop its relationship with Hyundai, Ecostar and other OEMs and Tier-One suppliers for sales of its automotive products. The Company offers its modular drive systems to Original Equipment Manufacturers or OEMs and other customers. These drive systems have been installed in various vehicles operating in North America, Europe and Asia.

Enova Systems is effecting a marketing strategy to penetrate alternative markets for its drive system and its components. Through these efforts, the Company is developing a drive system powered by a fuel cell with Hyundai Motor Company and International Fuel Cells or IFC, a subsidiary of United Technologies. The Company is pursuing, with fuel cell manufacturers, the development of power management systems for stationary power fuel cell applications. Additionally, in furtherance of its advanced battery testing and research, the Company is working with ArgoTech, a subsidiary of HydroQuebec to integrate their Lithium Polymer batteries into a Ford Th!nk vehicle for display at EVS-17, a major industry trade show to be held in October 2000. The Company has allied itself with Gillig Bus, one of the top bus manufacturers in the U.S., to develop and manufacture a series hybrid electric transit bus. The Company anticipates delivery of the first of these buses to Gillig in late 2001.

The Company also has several engineering contracts with the U. S. Government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the development of an airport electric passenger tram system and a EV commercialization study for the State of Hawaii. The Company's contract with the U.S. Department of Transportation to design and test this tram system will utilize the Panther 120kW drive system. The tram is being developed in conjunction with APS, an electric bus manufacturer in Oxnard, California. This tram, capable of carrying 100 passengers, is anticipated to be delivered in the first quarter of 2001 to the Honolulu, Hawaii Airport for test and evaluation. The Company intends to market this tram system to other airports, national and recreational parks and other high capacity transit applications.

The Company continues to further its relationship with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer, with engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. Hyundai Motor Company has contracted with the Company for the development of a parallel hybrid production vehicle and a fuel cell powered electric drive system, as well as continuing to produce the family of Panther(tm) drive system for their electric vehicles. These hybrid systems are slated to be integrated into HMC's new Santa Fe sport utility vehicle.

The Company intends to offers other components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to Original Equipment Manufacturers or OEMs, both domestic and international. HMC has adapted a customized version of the Panther(TM) 60 for their production electric vehicle and intends to utilize U.S. Electricar's hybrid drive system and battery management for their next generation alternative fuel vehicles. The Company has also developed a high power fast charger for use with its drive systems in conjunction with HMC.

The Company has begun to explore international ventures with customers in the United Kingdom and Italy. Enova is also developing a turbine powered hybrid drive system for EPT of Italy, a manufacturer of medium-size, shuttle type buses. Furthermore, Enova has begun to develop new applications for its products in the telecommunications and other non-automotive industries.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the Company's strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through numerous financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability and technology necessary to manufacture and sell its products profitably, it will need to continue to rely on cash from external financing. The Company anticipates that it will require additional outside financing for at least the next twelve months.

During the six months ended June 30, 2000, the Company spent $1,237,000 in cash on operating activities to fund the net loss of $569,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $114,000 however there was no significant change in receivable balances from the first quarter as new sales replaced remittances. Inventory increased by $66,000 from December 31, 1999 in preparation for deliveries of drive components for the Ecostar agreement in the third quarter of 2000.

Accrued expenses were reduced by $130,000 due to recapture of certain accrued expenses and payments of the same. Interest accruing on notes payable increased by $19,000 for the six months ended June 30, 2000 due to Carl D. Perry forgiving interest in the amount of $78,000 during that period.

During the six months ending June 30, 2000, the Company has reduced these antecedent accounts payable by approximately $600,000. The Company continues to pursue a strategy of negotiating settlements on these outstanding payables.

The operations of the Company during the first two quarters of fiscal 2000 were financed primarily by the funds received on engineering contracts and sales of drive system components, as well as an additional equity infusion of $1,000,000 from Kafig Pty, Ltd for the purchase of 3,333,333 shares of common stock, as previously reported.

It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of July 31, 2000, the Company has no firm commitments for additional financing.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS.

RESULTS OF OPERATIONS

Net sales in the six months ending June 30, 2000 decreased $86,000 from the previous quarter, and decreased $43,000 in the first six months as compared to the corresponding period of 1999. The decrease from the previous quarter was due to the Company performing on certain contracts which were completed and subsequently billed in the third quarter. The reduction as compared with the prior year was due to the non-recurring sale of a technology license to Hyundai Heavy Industries. Development contracts with Hyundai Motor Company, Ecostar Electric Drive Systems and the U.S. Government account for almost all of the Company's sales for 2000.

Cost of sales in the quarter ended June 30, 2000 increased to $430,000 compared to cost of sales of $340,000 for the same period last fiscal year. Again this increase was due to the sale of the technology licenses to Hyundai Heavy Industries last year which did not have associated costs of sales.

Research and development expense increased in the second quarter of 2000 by $125,000, from the first quarter of 1999. The Company continues to increase its technical staff for new contracts and the development of the 240kW drive system, hybrid and fuel cell systems during 2000. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies, as well as toward performing in-house research and development on new and next generation products.

Selling, general and administrative expense increased $161,000 in the six months ended June 30, 2000 from the previous year's comparable period. The increase in expenses was due to actions by the Company to begin to expand its operations and additional legal and accounting expenses in connection with certain restructuring transactions, regulatory filing requirements and the annual shareholders meeting. The Company is also increasing its sales and marketing efforts to attract new customers and partners in the sale and distribution of its products.

Interest and financing fees decreased significantly to $28,000 in the second quarter of 2000 from $158,000 in the second quarter of 1999. Interest costs have decreased due to the reduction of outstanding debt. In March 1999, Itochu Corporation sold all of its debt plus accrued interest outstanding ($5,693,400) to Carl D. Perry, the Company's Chief Executive Officer and President Mr. Perry has forgiven $4,589,000 of accrued interest and principal as of June 30, 2000. As of June 30, 2000, there is $1,300,000 in principal owed by the Company to Mr. Perry under this loan. Additionally, the Company has paid the outstanding principal and interest due on the CMAC note due August 1999 in full as of June 30, 2000. Furthermore, Fontal International, Ltd. converted its $1,000,000 in debt and accrued interest into 4,246,000 shares of common stock in December 1999. These debt reductions shall reflect continued reduced interest expense in the future.

The Company incurred a net loss of $304,000 in the second quarter of 2000 compared to a net loss of $347,000 in the second quarter of 1999. The overriding factor causing the difference was the forgiveness of debt associated with the negotiated settlements of antecedent trade payables during the second quarter of 2000.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $86,975,000 at June 30, 2000. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the five months ended December 31, 1999 and 1998, the Company had substantial net losses of $961,000 and $515,000 respectively on sales of $629,000 and $867,000, respectively. The Company incurred a net loss of $569,000 for the six months ended June 30, 2000 on sales of $1,174,000.

Nature of Industry. The electric vehicle ("EV") and Hybrid EV ("HEV") industry are still relatively new. Although the Company believes that it has manufactured a significant percentage of the electric vehicles sold in the United States based upon its own knowledge of the industry, there are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. This EV industry is subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers (1) have produced design-concept electric vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or planning to enter into production. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting or low-emission vehicles, (b) the environmental consciousness of customers and (c) the ability of electric and hybrid-electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits has been reduced from $650,000 to $200,000 during the six months ended June 30, 2000.

In June 2000, a lawsuit, Fontal International, Ltd. versus U.S. Electricar, Inc., a California Corporation, was filed in the United States District Court, Central District of California. The suit alleges breach of contract with respect to certain warrants to purchase 10,833,332 shares of U.S. Electricar's common stock. The suit seeks to have Enova Systems issue 10,000,000 shares of common stock for release of said warrants or to have Enova Systems declare that the exercise period for said warrants is extended for five years from the date of delivery. The Company maintains that these warrants have expired and therefore the plaintiff has no claim to them.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities:

During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of twelve percent (12%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. The principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. The Company's President acquired this debt and subsequently forgave all of the accrued interest to June 30, 2000. As of August 10, 2000, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4. Submission of Matters to a Vote of Securities Holders


The Company held its annual meeting of stockholders on June 1, 2000, at which the following matters were voted upon.

1. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock in a ratio of one-for-twenty, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,209,521
                     Number of Shares voted AGAINST:                   303,533
                     Number of Shares ABSTAINING:                       31,064
                     Number of Broker NON-VOTES:                           N/A


2. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock in a ratio of one-for-fifteen, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,128,587
                     Number of Shares voted AGAINST:                   386,267
                     Number of Shares ABSTAINING:                       30,264
                     Number of Broker NON-VOTES:                           N/A


3. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock in a ratio of one-for-ten, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,169,331
                     Number of Shares voted AGAINST:                   349,523
                     Number of Shares ABSTAINING:                       26,264
                     Number of Broker NON-VOTES:                           N/A


4. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock in a ratio of one-for-five, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,156,770
                     Number of Shares voted AGAINST:                   319,834
                     Number of Shares ABSTAINING:                       28,264
                     Number of Broker NON-VOTES:                           N/A

5. The Company's stockholders voted upon and approved a proposal to approve an amendment to the Company's Certificate of Incorporation to change the name of the Company to Enova Systems, Inc. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,403,354
                     Number of Shares voted AGAINST:                    76,570
                     Number of Shares ABSTAINING:                       24,944
                     Number of Broker NON-VOTES:                           N/A

6. The Company's stockholders voted upon and approved to elect six (6) individuals to the Board of Directors. The following Directors will serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified.

                  Re-elected Directors:                   FOR           WITHHELD
                  --------------------                    ---           --------

                  Anthony Rawlinson                  186,865,277         14,080
                  Carl D. Perry                      185,866,657         12,700
                  Edwin Riddell                      185,866,657         12,700
                  Dr. Malcolm Currie                 185,865,487         13,870
                  John J. Micek, III                 185,866,277         12,490
                  Donald Dreyer (Preferred B)            672,011          3,346

7. The Company's stockholders voted upon and approved a proposal to ratify the action of the Board of Directors appointing Moss Adams LLP as the independent auditors for the Company for the year ended December 31, 2000. The results of the voting were as follows:

                     Number of Shares voted FOR:                   186,441,988
                     Number of Shares voted AGAINST:                     3,800
                     Number of Shares ABSTAINING:                       58,880
                     Number of Broker NON-VOTES:                          N/A.


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)               Exhibits:

                  None

(b)               Reports on Form 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2000

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