Form 10-Q
period 2000-09-30
US ELECTRICAR INC
filed 2000-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2000
                                        ------------------

                                       or

(___)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From              To                .
                                         ------------   ---------------


                           Commission File No. 0-25184
                                               -------

                               ENOVA SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


CALIFORNIA                                               95-3056150
----------                                               ----------
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)

                 19850 South Magellan Drive Torrance, CA 90502
                 ----------------------------------------------
              (Address of Principal Executive Offices and Zip Code)
        Registrant's telephone number, including area code (310) 527-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of November 10, 2000, there were 230,950,317 shares of Common Stock, no par value, outstanding.

                                             INDEX

                                     ENOVA SYSTEMS, INC.

                                                                                        Page No.

PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).........................................3

                  Balance Sheets:
                  September 30, 2000 and December 31, 1999.................................3

                  Statements of Operations:
                  Three and Nine months ended September 30, 2000 and 1999..................4

                  Statements of Cash Flows:
                  Nine months ended September 30, 2000 and 1999............................5

                  Notes to Financial Statements:
                  for the Nine months ended September 30, 2000 and 1999....................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................9

Item 3.           Quantitative and Qualitative Disclosure about Market Risk...............13


PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................14
Item 2.           Changes in Securities and Use of Proceeds...............................14
Item 3.           Defaults upon Senior Securities.........................................14
Item 4.           Submission of Matters to a Vote of Security Holders.....................15
Item 5.           Other Information.......................................................15
Item 6.           Exhibits and Reports on Form 8-K........................................15


SIGNATURE         ........................................................................16

EXHIBIT INDEX     ........................................................................17




PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS

Enova Systems, Inc.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------

                                                                                    As of              As of
                                                                              Septmber 30, 2000  December 31, 1999
                                                                              -----------------  -----------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:

        Cash                                                                           $  1,819           $  1,465
        Accounts receivable                                                                 729                566
        Inventory                                                                           314                256
        Stockholder receivable                                                                0                 38
        Prepaids and other current assets                                                    85                 71
                                                                                       --------           --------
               Total Current Assets                                                       2,947              2,396

PROPERTY, PLANT AND EQUIPMENT - NET                                                         219                226
OTHER ASSETS                                                                                 75                 75
                                                                                       --------           --------
TOTAL ASSETS                                                                           $  3,241           $  2,697
                                                                                       ========           ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                               $    189           $    202
        Accrued payroll and related expense                                                 255                229
        Other accrued expenses                                                               65                156
        Bonds and notes payable                                                           1,445              1,420
        Customer deposits                                                                     0                102
                                                                                       --------           --------
               Total Current Liabilities                                                  1,954              2,109
ACCRUED INTEREST PAYABLE                                                                    486                439
LONG TERM PAYABLES                                                                        1,053              1,832
LONG TERM DEBT                                                                            3,332              3,332
SHAREHOLDERS' (DEFICIT):
        Series A preferred stock - No par value;  30,000,000 shares  authorized;
        2,999,337 and 3,259,000 shares issued and outstanding
        at 9/30/00 and 12/31/99 respectively                                              1,979              2,166
        Series B preferred stock - No par value; 5,000,000 shares authorized;
        1,217,196 and 1,242,000 shares issued and outstanding
        at 9/30/00 and 12/31/99 respectively                                              2,434              2,486
        Stock notes receivable                                                           (1,149)            (1,149)
        Common Stock - No par value; 500,000,000 shares authorized; 230,826,664
        and 252,012,000 shares issued and outstanding at 9/30/00 and 12/31/99            75,489             71,526
        Common stock subscribed                                                              20              1,445
        Additional paid-in capital                                                        4,956              4,917
        Accumulated deficit                                                             (87,313)           (86,406)
                                                                                       --------           --------
               Total Shareholders' (Deficit)                                             (3,584)            (5,015)
                                                                                       --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                          $  3,241           $  2,697
                                                                                       ========           ========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial  statements at that date.
See notes to consolidated financial statements.

Enova Systems, Inc.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
-----------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30                      September 30
                                                 ------------------------------    ------------------------------
                                                      2000             1999            2000             1999
                                                 -------------    -------------    -------------    -------------

NET SALES                                        $         951    $         950    $       1,911    $       2,167

COST OF SALES                                              683              387            1,571            1,080

                                                 -------------    -------------    -------------    -------------
GROSS MARGIN                                               268              563              340            1,087
                                                 -------------    -------------    -------------    -------------

OTHER COSTS AND EXPENSES:

       Research & development                              186               46              396              193

       Selling, general & administrative                   577              494            1,450            1,120

       Interest and financing fees                          30              218              127              533

       Other (income)/expense                               (2)            (333)             (11)            (468)

       Interest income                                     (22)             (16)             (67)             (22)

                                                 -------------    -------------    -------------    -------------
            Total other costs and expenses                 769              409            1,895            1,356
                                                 -------------    -------------    -------------    -------------


LOSS FROM CONTINUING OPERATIONS                  $        (501)   $         154    $      (1,555)   $        (269)
                                                 -------------    -------------    -------------    -------------

GAIN ON DEBT RESTRUCTURING                                 371              140              648              140

NET LOSS                                         $        (130)   $         294    $        (907)   $        (129)

NET LOSS PER COMMON SHARE:                       $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                                 =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        230,826,664      252,076,615      230,826,664      252,076,615


Enova Systems, Inc.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                Nine Months Ended September 30
                                                                            ----------------------------------------
                                                                                 2000                    1999
                                                                            ---------------        -----------------
OPERATIONS
 Net loss                                                                     $  (907)                 $  (138)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                   116                       88
  Change in operating assets and liabilities:
      Accounts Receivable                                                        (163)                    (207)
      Inventory                                                                   (58)                     211
      Stockholder receivable                                                       38                        0
      Prepaids and other assets                                                   (14)                     (11)
      Accounts payable and accrued expenses                                      (830)                    (305)
      Customer deposits and deferred revenue                                     (102)                    (358)
                                                                              -------                  -------
               Net cash used by operating activities                           (1,920)                    (720)
                                                                              -------                  -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                    (109)                     (76)
                                                                              -------                  -------
               Net cash provided (used) by investing activities                  (109)                     (76)
                                                                              -------                  -------

FINANCING:
 Issuance of notes payable                                                         25                      400
 Re-purchase of common stock                                                     (100)                       0
 Proceeds from issuance of common stock                                         2,458                    2,600
                                                                              -------                  -------
               Net cash provided (used) by financing activities                 2,383                    3,000
                                                                              -------                  -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   354                    2,204

CASH AND EQUIVALENTS:

 Beginning of period                                                            1,465                        6
                                                                              -------                  -------

 End of period                                                                $ 1,819                  $ 2,210
                                                                              =======                  =======

Enova Systems, Inc.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------


                                                                                          Nine Months Ended September 30,
                                                                                     ------------------------------------------
                                                                                          2000                     1999
                                                                                     ----------------         ----------------
Cash paid for interest                                                                $            38         $               -


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                              $           187         $              43
  Conversion of Series B preferred stock to common stock                              $            52         $              97
  Conversion of debt to common stock                                                  $            14         $               -
  Conversion of debt to equity                                                        $             -         $           1,300
  Conversion of accrued interest to equity                                            $            39         $             860
  Issuance of common stock for services                                               $            62         $               -

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

              For the Nine Months Ended September 30, 2000 and 1999


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2000 and the interim results of operations and cash flows for the three and nine months ended September 30, 2000 have been included. The balance sheet at December 31, 1999, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 1999 and September 30, 2000 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential dilution exists in earnings per share for the nine months ended September 30, 2000 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting dilution in the net loss per share, when compared to the loss of $0.01 currently reflected in the financial statements for the nine months ended September 30, 2000, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and nine months ended September 30, 2000 and 1999 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                       September 30, 2000                  December 31, 1999
                       ------------------                  -----------------
                          (unaudited)
Raw materials                 314                                 256

                             $314                                $256
                           ======                              ======


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------
Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
for the  first 5 years,  6% for  years 6
and 7, and then at prime plus 3% through
date of maturity;  interest payments are
made upon  payment  of  principal,  with
principal and interest due no later than
April  2016;   with  an  interest  in  a
sinking  fund  escrow  with a balance of
four thousand dollars as of December 31,
1999 and September 30, 2000. The sinking
fund escrow requires the Company to fund
the  account  with 10% of future  equity
financing,  including  convertible  debt
converted to equity.                              3,332              3,332

Convertible   secured   promissory  note
payable to ITOCHU Corporation;  interest
at 12%;  principal and interest were due
in  December  1997;   convertible   into
common  stock at $0.30  per  share.  The
debt  is   secured   by  the   Company's
personal  property,  and was acquired by
the Company's President during 1999.              1,300               1,300

Other                                               120                 120
                                                  -----               -----

                                                  4,752               4,752

Less current maturities                           1,420               1,420
                                                  -----               -----
                                                 $3,332              $3,332
                                                  =====               =====

NOTE 4 - Extraordinary Items

The Company has begun to recapture certain antecedent trade payables which have had no activity for over four years and have therefore become uncollectible pursuant to state statute of limitations. For the quarter ended September 30, 2000, the Company has recaptured $371,000.

                               ENOVA SYSTEMS, INC.
                               -------------------

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

GENERAL

In July 2000, the Company changed its name to Enova Systems, Inc. The Company, previously U.S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976.

The Company's fiscal year ends December 31. All year references refer to fiscal years.

Enova Systems believes it is a leader in the development and production of commercial digital power management systems. The Company is now building, under contract with global vehicle and technology companies, efficient, robust, cost effective digital power processing and energy management enabling technologies for electric, hybrid electric and fuel cell powered vehicles. These power management technologies are now being applied to commercialization of fuel cell power generation for stationary non-automotive applications.

The Company's business activities continue to be focused on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts.

The Company is working with Ecostar Electric Drive Systems, a joint venture of Ford, Daimler Chrysler and Ballard Power to develop and manufacture low voltage electric drive system components for use in Ford's Global Th!nk City. Ecostar has announced that an all electric vehicle is scheduled to be introduced in late 2001 for markets in North America. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The prototype systems are currently undergoing pre-production testing and validation in the Ford Th!nk vehicle. Enova continues to develop its relationship with Hyundai, Ecostar and other OEMs and Tier-One suppliers for sales of its automotive products. The Company offers its modular drive systems to Original Equipment Manufacturers or OEMs and other customers. These drive systems have been installed in various vehicles operating in North America, Europe and Asia.

Enova is effecting a marketing strategy to penetrate global alternative markets for its drive system and its electric power management components. Through these efforts, the Company has successfully demonstrated a drive system powered by a fuel cell with Hyundai Motor Company and International Fuel Cells or IFC, a subsidiary of United Technologies at the California Fuel Cell Partnership in Sacramento, California on November 1, 2000. The Company is pursuing, with fuel cell manufacturers, the development of power management systems for stationary power fuel cell applications. It is the Company's belief that utilizing its power management systems for stationary applications for fuel cells will open new markets for Enova. Additionally, the Company is working with Avestor, a subsidiary of HydroQuebec and has integrated Avestor's Lithium Polymer batteries into a Ford Th!nk vehicle at EVS-17, a major industry trade show held in October 2000. The Company has entered into a marketing and development agreement with Gillig Bus, one of the top bus manufacturers in the U.S., to develop and manufacture a series hybrid electric transit bus. The Company anticipates delivery of the first of these buses to Gillig in late 2001. Additionally, Enova has entered into a development, manufacturing and marketing agreement with Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, to develop, manufacture and integrate pure electric and hybrid electric drive systems into Wrights' low floor, mid-size buses for sale in the United Kingdom and the European Continent.

Enova Systems continues to expand its markets by creating alliances with other component suppliers. Capstone Turbine has recently teamed with Enova Systems to jointly develop and market hybrid electric drive systems using Capstone's microturbine in conjunction with Enova's power management and drive systems. Enova currently utilizes Capstone's microturbine in its drive systems for Eco Power Technology (EPT) in Italy. The Company is teamed with Capstone to use their microturbines in Enova's drive systems for Wrights Bus and future customers.

The Company engineering contracts with the U. S. Government's Defense Advanced Research Project Agency, or DARPA, and the Department of Transportation, or DOT, continue to progress on schedule. These programs include the development of an airport electric passenger tram system for the Honolulu Airport and an EV commercialization program for the State of Hawaii. The Company's contract with the U.S. Department of Transportation to design and test this tram system utilizes the Panther 120kW drive system. The tram is being developed in conjunction with APS, an electric bus manufacturer in Oxnard, California. This tram, capable of carrying 100 passengers, is anticipated to be delivered in the first quarter of 2001 to the Honolulu, Hawaii Airport for test and evaluation. The Company intends to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications. The commercialization program has been enhanced to include the testing of 15 Hyundai Santa Fe electric vehicles in Honolulu Hawaii prior to their entry into the U.S. markets.

The Company continues to further its relationship with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer, with engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. Hyundai Motor Company has contracted with the Company for the development of a parallel hybrid production vehicle and a series hybrid electric drive system, as well as continuing to produce the family of Panthertm drive system for their electric vehicles. These hybrid systems are slated to be integrated into HMC's new Santa Fe sport utility vehicle. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle and intends to utilize Enova's hybrid drive system and battery management for their next generation alternative fuel vehicles. The Company has also developed a high power fast charger for use with its drive systems in conjunction with HMC.

The Company intends to offer other power management components such as air conditioning, heat pump units, electro-hydraulic power steering units and battery management units to Original Equipment Manufacturers or OEMs, both domestic and international.

The Company views stationary power applications of its power management systems as a n important new strategy for product development. In the stationary power management field, Enova is developing applications for its products in the telecommunications and distributed generation markets. The Company's joint marketing and development efforts with Capstone Turbine, Avestor and IFC have the potential to assist Enova in penetrating these markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the Company's strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through several financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability to manufacture and sell its products profitably, it will need to continue to rely on cash from external financing. The Company anticipates that it will require additional outside financing for at least the next twelve months.

During the nine months ended September 30, 2000, the Company spent $1,920,000 in cash on operating activities to fund the net loss of $907,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $163,000 due to increased activity pertaining to the Ecostar program, the Company having completed the second phase of the prototype development. Inventory increased by $58,000 from December 31, 1999 for the Ecostar program as well as the Hawaii airport tram program and other programs.

Current liabilities were reduced by a net of $155,000 due to recapture of certain accrued expenses and payments of the same. The Company also applied a payment of $102,000 which had been held pending the completion of a contract from Hyundai. Interest accruing on notes payable increased by $47,000 for the nine months ended September 30, 2000 due to Carl D. Perry forgiving interest in the amount of $117,000 during that period.

During the nine months ending September 30, 2000, the Company has reduced antecedent accounts payable by approximately $780,000. The Company has begun to recapture those trade payables which have had no activity for over four years and have now become uncollectible pursuant to state statute of limitations. The Company shall continue to pursue a strategy of negotiating settlements on these outstanding payables.

In September 2000, the Company received an additional equity infusion of $1,000,000 from Perla Blanca Investments, Ltd. for the purchase of 3,333,333 shares of common stock.

The operations of the Company during the first three quarters of fiscal 2000 were financed primarily by the funds received on engineering contracts and sales of drive system components, as well as an additional equity infusion of $1,000,000 each from Perla Blanca Investments and Kafig Pty, Ltd for the purchase of 3,333,333 shares of common stock each, as previously reported.

The Company has restructured a significant portion of its prior liabilities and debt and intends to further reduce these accounts. It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of November 1, 2000, the Company has no firm commitments for additional financing.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS.

RESULTS OF OPERATIONS

Net sales in the three months ending September 30, 2000 did not vary from the corresponding quarter in 1999, and decreased $256,000 in the first nine months as compared to the corresponding period of 1999. The reduction as compared with the prior year was due to the non-recurring sale of a technology license to Hyundai Heavy Industries. Development contracts with Hyundai Motor Company, Ecostar Electric Drive Systems (for the Ford Th!nk vehicle) and the U.S. Government account for almost all of the Company's sales for 2000.

Cost of sales in the quarter ended September 30, 2000 increased to $683,000 compared to cost of sales of $387,000 for the same three month period last fiscal year. Again, this increase was due to the sale of the technology licenses to Hyundai Heavy Industries last year, which did not have associated costs of sales.

Research and development expense increased in the third quarter of 2000 by $140,000, from the third quarter of 1999. The Company continues to increase its technical staff for new contracts and the development of the 240kW drive system, hybrid and fuel cell systems during 2000. The efforts expended by the technical staff are directed primarily toward completion of engineering contracts, such as the contracts for the Hyundai Group and federal and state government agencies, as well as toward performing in-house research and development on new and next generation products.

Selling, general and administrative expense increased $330,000 for the nine months ended September 30, 2000 from the previous year's comparable period. The Company is increasing its sales and marketing efforts to attract new customers and partners in the sale and distribution of its products. The Company displayed at the World Electric Vehicle Show (EVS-17) in Montreal, Canada in October to showcase its latest technology and products to global markets. The increase in expenses was due to actions by the Company to begin to expand its operations.

Interest and financing fees decreased significantly to $30,000 in the third quarter of 2000 from $218,000 in the third quarter of 1999. Interest costs have decreased due to the reduction of outstanding debt.

The Company incurred a net loss of $130,000 in the third quarter of 2000 compared to a net profit of $294,000 in the third quarter of 1999. The overriding factor causing the difference was the recapture of certain warranty reserves and other liabilities in the third quarter of 1999. Increased research and development spending in third quarter 2000 also attributed to this difference.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $87,313,000 at September 30, 2000. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the five months ended December 31, 1999 and 1998, the Company had substantial net losses of $961,000 and $515,000 respectively on sales of $629,000 and $867,000, respectively. The Company incurred a net loss of $907,000 for the nine months ended September 30, 2000 on sales of $1,911,000.

Nature of Industry. The electric vehicle ("EV") and Hybrid EV ("HEV") industry continues to be subject to rapid technological change. There are many large and small companies, both domestic and foreign, now in, poised to enter, or entering this industry. Most of the major domestic and foreign automobile manufacturers
(1) have produced electric and hybrid vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon (a) future regulation and legislation requiring more use of non-polluting or low-emission vehicles, (b) the environmental consciousness of customers and (c) the ability of electric and hybrid-electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) has recently confirmed its mandatory limits for zero emission and low emission vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in the Company's periodic reports filed with the Securities and Exchange Commission, the Company restructured approximately $22 million in debt to vendors and lenders. A creditor's committee was formed of substantially all the vendors and lenders at that time. Nineteen creditors, at that time, chose not to join the creditor's committee, instead opting to pursue their legal remedies individually. The total outstanding dollar value of these lawsuits has been reduced from $650,000 to $125,000 during the nine months ended September 30, 2000.

In June 2000, a lawsuit, Fontal International, Ltd. versus Enova Systems, Inc., a California Corporation, was filed in the United States District Court, Central District of California. The suit alleges breach of contract with respect to certain warrants to purchase 10,833,332 shares of Enova Systems's common stock. The suit seeks to have Enova Systems issue 10,000,000 shares of common stock for release of said warrants or to have Enova Systems declare that the exercise period for said warrants is extended for five years from the date of delivery. The Company maintains that these warrants have expired and therefore the plaintiff has no claim to them.

Item 2. Changes in Securities and Use of Proceeds

In September 2000, the Company sold 3,333,333 shares of common stock at $0.30 per share for a total of $1,000,000 to Perla Blanca Investmetns, Ltd, which represented that they were accredited investors. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. The Agreement for the purchase of these shares is substantially identical in form and substance to the agreement by and between the Company and Kafig Pty, Ltd. filed as exhibit
10.1 in the Form 10Q for the quarter ended March 30, 2000.


Item 3. Defaults Upon Senior Securities:

During the period from December 1996 through February 1997, the Company and Itochu Corporation executed several loan agreements whereby Itochu extended loans to the Company in the aggregate amount of $1,300,000. The loans were evidenced by promissory notes which provide for a due date of December 26, 1997, an interest rate of twelve percent (12%) per annum, and the right to convert principal and accrued interest at any time into shares of the Company's common stock at the rate of $0.30 per share. The principal and accrued interest due under the notes have not been paid, causing an event of default under the terms of the notes. During 1999, the Company's President acquired this debt and subsequently forgave all of the accrued interest to September 30, 2000. As of November 10, 2000, the holder of the notes had not yet exercised any of its remedies with respect to the notes.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits:
        ---------

        None

 (b)    Reports on Form 8-K

        The Company filed no current reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2000

ENOVA SYSTEMS, INC.
(Registrant)



       /s/ Carl D. Perry
--------------------------------------------------------------------------------

By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description                                 Page No.
-------------------------------------------------------------------------------

27                         Financial Data Schedule                         18