Form 10-K
period 2000-12-31
US ELECTRICAR INC
filed 2001-04-02
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          California                                   95-3056150
- -------------------------------                        ----------
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 30, 2001 was $17,724,000. For purposes of this calculation only, (i) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.19 per share, and the Series B Preferred Stock is deemed to have a market value of $0.51 per share, based on the average of the high bid and low ask prices of the Common Stock on March 30, 2001, and (ii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 28, 2001 was 235,672,101.

                                              ENOVA SYSTEMS, INC.

                                          2000 FORM 10-K ANNUAL REPORT

                                               TABLE OF CONTENTS

                                                     PART I
         Item 1   Business ..................................................................................3
         Item 2.  Properties.................................................................................9
         Item 3.  Legal Proceedings..........................................................................9
         Item 4.  Submission of Matters to a Vote of Security Holder.........................................9

                                                    PART II

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matter .....................10
         Item 6.  Selected Financial Data ..................................................................11

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....12
         Item 7a. Quantitative and Qualitative Disclosures about Market Risk ...............................15

         Item 8.  Financial Statements and Supplementary Data ..............................................15

         Item 9.  Changes in Disagreements with Accountants on Accounting and Financial Disclosure .........15

                                                    PART III

         Item 10.  Directors and Executive Officers of the Registrant.......................................16

         Item 11.  Executive Compensation...................................................................18

         Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................21

         Item 13.  Certain Relationships and Related Transactions...........................................23

                                                    PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................24


         SIGNATURES.........................................................................................26


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

Item 1.  Business

General

         In July 2000, the Company changed its name to Enova Systems, Inc. The Company, previously known as U.S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976.

         Enova Systems believes it is a leader in the development and production of commercial digital power management systems. The Company is now producing, under contract with global vehicle and technology companies, digital power processing and energy management enabling technologies for electric, hybrid electric, and fuel cell powered vehicles. These power management technologies are now being applied to commercialization of fuel cell power generation for stationary non-automotive applications. The Company's business activities continue to be focused on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts.

         The Company's fiscal year ends December 31. All year references refer to fiscal years.

         In 1998, the Company restructured its top management, realigned its product base and concentrated on the reduction of overall company operating costs. Facilities were closed, operations streamlined and new product lines were developed. At December 31, 2000, the Company had increased its headcount from 33 in 1999 to 35 employees and four independent contractors.

         During 1999, the Company continued to concentrate on the reduction of operating costs and outstanding debt. The Company's business activities focused on the development of electric and hybrid electric drive trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. The Company completed several key contracts with the U.S. Government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. The Company has enhanced its relationship with Hyundai Motor Company of Korea or HMC, the world's seventh largest automobile manufacturer, with several engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. The Company completed development of an advanced charging unit and a parallel hybrid production vehicle, and continues to produce the family of PantherTM drive systemS for their electric vehicles. The Company has also developed a high power charger for use with its drive systems. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle, the Santa Fe sports utility vehicle.

         Beginning in 2000, the Company started working with Ecostar Electric Drive Systems, a joint venture of Ford, Daimler Chrysler and Ballard Power to develop and manufacture low voltage electric drive system components for use in Ford's Global Th!nk City. Ecostar has announced that an all-electric vehicle is scheduled to be introduced in early 2002 for markets in North America. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The final prototype systems are currently undergoing pre-production testing and validation in the Ford Th!nk vehicle. Enova continues to develop its relationship with Hyundai, Ecostar and other Original Equipment Manufacturers or OEMs and Tier-One suppliers for sales of its automotive products. The Company offers its modular drive systems to OEMs and other customers. These drive systems have been installed in various vehicles operating in North America, Europe and Asia.

         Enova's marketing strategy to penetrate global alternative markets for its drive system and its power management and conversion systems continues to add new customers. Through these efforts, the Company has successfully demonstrated a drive system powered by a fuel cell with Hyundai Motor Company and International Fuel Cells or IFC, a subsidiary of United Technologies at the California Fuel Cell Partnership in Sacramento, California on November 1, 2000. The Company is pursuing, with fuel cell manufacturers, the development of power management systems for stationary power fuel cell applications. It is the Company's belief that utilizing its power management systems for stationary applications for fuel cells will open new markets for Enova. The Company has begun to deliver its Fuel Cell Care Unit (FCU) which monitors and reports on the fuel cell to IFC for stationary applications and ISE Research for mobile hybrid fuel cell applications. Additionally, the Company is working with Avestor of Canada, a subsidiary of HydroQuebec. Avestor develops Lithium Metal Polymer battery technology for telecommunications and vehicle applications. Enova has integrated Avestor's Lithium Metal Polymer batteries into a Ford Th!nk vehicle at EVS-17, a major industry trade show held in October, 2000. Enova believes that its battery management systems will be valuable in assisting the commercialization of automotive uses for the Lithium Metal Polymer batteries.

         For marketing Enova's larger drive systems, the Company has entered into a marketing and development agreement with Gillig Bus, one of the leading transit bus manufacturers in the U.S., to develop and manufacture a series hybrid electric transit bus utilizing the Company's 240kW hybrid drive system. The Company anticipates delivery of the first of these buses to Gillig in late 2001. Additionally, Enova has entered into a development, manufacturing and marketing agreement with Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, to develop, manufacture and integrate pure electric and hybrid electric drive systems into Wrights' low floor, mid-size buses for sale in the United Kingdom and the European Continent. In January 2001, Enova received an order for a Panther 120kW hybrid drive system from Wrights which utilizes the Capstone microturbine as its primary power source.

         Enova Systems continues to expand its markets by creating alliances with other component suppliers. Capstone Turbine has recently teamed with Enova Systems to jointly develop and market hybrid electric drive systems using Capstone's microturbine in conjunction with Enova's power management and drive systems. Enova currently utilizes Capstone's microturbine in its drive systems for Eco Power Technology (EPT) in Italy, as well as for Wright's bus in the United Kingdom.

         The Company's engineering contracts with DARPA and the DOT, continue to progress on schedule. These programs include the development of an airport electric passenger tram system for the Honolulu Airport and an EV commercialization program for the State of Hawaii. The Company's contract with the U.S. Department of Transportation to design and test this tram system utilizes the Panther 120kW drive system. The tram is being developed in conjunction with APS, an electric bus manufacturer in Oxnard, California. This tram, capable of carrying 100 passengers, is anticipated to be delivered in the second quarter of 2001 to the Honolulu, Hawaii Airport for test and evaluation. The Company intends to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications. Another Enova/DOT program, the Hawaii/Hyundai commercialization program, which Enova established, has been enhanced to include the testing of 15 Hyundai Santa Fe electric vehicles in Honolulu, Hawaii prior to their entry into the U.S. markets. Enova has also begun work on a electric trolley for the Hawaii market in conjunction with the DOT and Enoa, a manufacturer and operator of stand-alone trolleys in Hawaii. Enova's Hawaii operations in Honolulu are both a development and maintenance installation for various DARPA/DOT programs. The facility also maintains the electric vehicle fleets for different state and local government agencies as well as private institutions.

         The Company continues to further its relationship with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer, with engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. Enova has completed its development work on Hyundai's parallel hybrid production vehicle and a series hybrid electric drive system. These hybrid systems are slated to be integrated into HMC's new Santa Fe sport utility vehicle. HMC has adapted a customized version of the PantherTM 60 for their production electric vehicle and intends to utilize Enova's hybrid drive system and battery management for their next generation alternative fuel vehicles. The Company has also developed a high power fast charger for use with its drive systems in conjunction with HMC.

         The Company views stationary power applications of its power management systems as an important new strategy for product development. In the stationary power management field, Enova is developing applications for its products in the telecommunications and distributed generation markets. Enova believes its approach of providing the enabling technology in power management and conversion to power generation companies is key to early access to these markets. The Company's joint marketing and development efforts with Capstone Turbine, Avestor and IFC have the potential to assist Enova in penetrating these markets. As discussed earlier, Enova is now producing and selling an advanced version of its BCU-II (Battery Care Unit) and FCU (Fuelcell Care Unit) for use with fuel cells in both stationary and mobile systems, starting with IFC and ISE Research.

         Enova continues to seek new investment capital to fund research and development and create new market opportunities. The Company received capital investments of $1,000,000 each from Perla Blanca Investments and Kafig Pty, Ltd for the purchase of 3,333,333 shares of common stock each during the twelve months ended December 31, 2000. In early 2001, the Company retained Merrill
Lynch as its investment advisor to pursue equity financing options and other strategic alternatives. The Company intends to vigorously pursue obtaining additional equity capital in order to fund new product development and enhance its NASDAQ listing to the National NASDAQ Market.

Debt Restructuring

         The Company's debt restructuring was substantially completed in 2000. Overall, the Company has reduced outstanding indebtedness and liabilities by approximately $9,600,000 since it began its restructuring program in 1999. In March 1999, the Company's Chief Executive Office and President purchased all of the Company's outstanding debt due to Itochu Corporation, which was $4,300,000 plus accrued interest. The remaining balance of $1,300,000 plus accrued interest owed as of January 1, 2000 was forgiven during 2000. As of December 31, 2000, Mr. Perry has forgiven $4,300,000 in principal and $1,510,506 in accrued interest. The Company has also been reducing its outstanding past due accounts payable. As of December 31, 2000, the Company has reduced its antecedent accounts payable to $214,000, from $1,832,000 as of December 31, 1999.

Environmental Initiatives and Legislation

         Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets deadlines for the introduction of zero emission vehicles ("ZEV"). The State of California delayed the mandated introduction of ZEVs from 1998 to 2003 and established a required percentage of ZEV and new hybrid-electric vehicles for 2003 at 10% of total new vehicle sales in California from the six major automobile manufacturers. The State of California estimates that a combination of approximately 100,000 electric and hybrid electric vehicles will be required to meet the State's 2003 mandate. The California Air Resources Board recently confirmed their commitment to these percentages, adding that hybrid-electric vehicles may offset a portion of the required percentage. Enova Systems has taken an aggressive position in diversifying its product base to include various hybrid-electric platforms in its product mix. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.

Products

         The Company continues to develop new products and it enhanced and expanded its product line during 2000. The Company's product base is being expanded from focusing primarily on electric and hybrid-electric propulsion systems to include other various stationary and mobile applications of its power management and power conversion technologies.

         The Company is moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas which Enova has begun to penetrate include energy management in the telecommunications industry, distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. All three of these markets can be served with our existing energy management and power control products. Enova has entered into agreements or begun discussions with various alternative power generation manufacturers such as Capstone Turbine and International Fuel Cells, as well as others. Enova believes its enabling technologies will prove beneficial to these types of companies in their strategies to bring these new power systems to commercialization.

         Enova has embraced fuel cell technology and has begun to develop various power management and control systems to enable fuel cell manufacturers and their ancillary industries to achieve greater efficiencies from their systems. These systems will also provide added reliability and safety by monitoring, adjusting and reporting on operation of the unit.

Strategic Alliances, Partnering And Technology Developments

         The Company continues to adapt itself to the ever-changing environment of alternative power markets for both stationary and mobile applications. Originally focusing on pure electric drive systems, the Company is now positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications. Enova is now entering stationary power markets with its power management systems and intends to develop other systems to monitor and control the complex fuel cell and ancillary device systems being developed for distributed generation and mobile applications.

         The Company continues to seek and establish alliances with major players in the automotive, stationary power and telecommunication fields. For instance, the Hyundai Group of Korea and the Company are partnering in the development of advanced drive-train technology and related systems. Additionally, Enova has begun to partner with Ecostar on other automotive programs and is looking to further develop this relationship. The Company has continued its efforts to implement a strategy to be a "systems integrator" by seeking to establish relationships to utilize other independently developed technology such as Avestor and International Fuel Cells. The Company believes that its competitive advantage may be its ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices.

Electric Drive System

         Enova's electric drive system, designated by the Company as PantherTM systems, is designed to provide all the functionality one would find under the hood of an internal combustion engine powered vehicle. The Panther system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system includes a gear reduction/differential unit. The system is designed to be installed in a "drop in," fully integrated turnkey fashion, or on a modular, "as-needed" basis.

         Enova's Panther family of electric drive systems includes 30kW, 60kW, 90kW and 120kW propulsion systems which are applicable to small, medium and large size cars, trucks and buses. This year, the Company will introduce the 240kW system which can power large transit buses and heavy-duty specialty trucks.

         The Panther drive system exclusively utilizes induction AC motors for their high performance, power density, robustness and low cost. The AC drive system is scaleable and can be customized for different applications. Due to the large operating range that the propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

Hybrid Vehicles

         The Enova Panther hybrid drive family currently includes the 120/60kW series hybrid system, and a 10kW parallel hybrid system. A 240/120kW series hybrid system and a 240/120kW parallel hybrid system will be introduced this year.

         Each of these systems is based on the component building blocks of the electric drive family, including the motor, controller and optional components. As an example, the 120/60 kW series hybrid system uses the 120kW electric drive components to propel the vehicle, and uses the 60kW electric drive components coupled to an internal combustion engine to generate power while the vehicle is in operation. This synergy of design reduces the development cost of the Company's hybrid systems by taking advantage of existing designs. Accessories for these drives include battery management, chargers and 12-volt power supplies, as for the electric drive family.

         The Company's hybrid systems are designed to work with a variety of hybrid power generation technologies. In the Company's 120/60kW hybrid system, the power generation is performed by an internal combustion engine connected to a motor and motor controller. Other power options include micro turbines, such as the Capstone system, and fuel cells, such as the IFC system. In each of these examples, Enova's battery management system provides the power management to allow for proper power control.

Power Management and Charging System

         The Company places a great amount of focus on its power management systems. Enova's Battery Care Unit (BCU) monitors, manages, protects, and reports. It controls and manages battery performance, temperature, voltage and current to avoid harm to the batteries, to the entire system, and to the driver, operator and passengers. It also allows for monitoring for service to the battery and drive system. This battery management system is capable of providing communication to both inductive and conductive chargers simultaneously and managing the on-board and off-board charging systems with multiple technologies. The versatility of this system allows Enova to adapt the hardware and software for a variety of power sources such as batteries, turbines and fuel cells.

         Enova has added a Fuel Cell Control Unit (FCU) to broaden its market in the power management field. The FCU is designed to manage fuel cell powered systems whether stationary or mobile such as automobiles. The FCU can be adapted to regulate the input and output to and from the fuel cell as well as regulate temperature and communications. Enova continues to develop its current systems for new products and markets.

Components

         The Company is offering the modular drive system and components to OEMs and other customers. The PantherTM 60, PantherTM 90 and PantherTM 120 drive systems have been installed in various vehicles and are under evaluation by customers and potential customers. HMC has adapted a customized version of the PantherTM 60 for its production electric vehicle and has utilized Enova components in a variety of its systems. The Company offers an air conditioning/heat pump, an electro-hydraulic power steering unit and a safety disconnect unit for utilization by OEMs.

Distributed   Power   Generation  for  Industrial  /  Commercial  /  Residential
Applications

         Enova's distributed generation products are virtually identical in system configuration to that of a series hybrid vehicle, including a controller and battery management. For this market segment, Enova will provide DC-DC and DC-AC power conversion components to convert power supplied by batteries, fuel cells, generators and turbines to AC power that will be used by the end customer. Additionally, the Company's Battery Care Unit will provide power management functions to control the entire system. The main difference is that the 3-phase AC power typically supplied to the motor for propulsion power is, in this case, sent to the customer to supply power for their household or business.

Back-Up Power for Telecommunications

         As in the distributed generation market, telecommunications products are virtually identical in system configuration to a series hybrid vehicle, including a controller and battery management unit. For this market segment Enova will provide DC-DC and DC-AC power conversion components to convert power supplied by batteries, fuel cells, generators, and turbines to AC power that will be used by the communications link. The Battery Care Unit will provide power management functions to control the entire system. When the grid goes down, the AC power typically supplied to the motor for propulsion power is, in this case, sent to the communications link (or router) to supply power as a backup.

Competitive Conditions

         The competition to develop and market electric, hybrid and fuel cell powered vehicles has increased during the last year and the Company expects this trend to continue. The competition consists of development stage companies as well as major U.S. and international companies. The Company's future prospects will be highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that the Company will be able to successfully develop or market any such products.

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

         Various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at both consumer and commercial markets. The critical role of technology in this market is demonstrated through several product offerings. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. The Company's goal is to position itself as a long term competitor in this industry by focusing on electric, hybrid and fuel cell powered drive systems and related sub systems, component integration, technology application and strategic alliances. The addition of new strategies to penetrate stationary power markets with current technologies will assist in creating a more diversified product mix. The Company believes that this strategy will enhance the Company's position as a power management and conversion components supplier to both the mobile and stationary power markets.

Research and Development

         The Company believes that timely development and introduction of new technology and products is essential to maintaining a competitive advantage. The Company is currently focusing its development efforts primarily in the following areas:

         *Power Control and Drive Systems and related technologies for vehicle applications;

         *Stationary Power Management and Conversion and related technologies;

         *Heavy Duty Drive System development for Shuttle and Transit Buses;

         *Systems Integration of these technologies;

         *Technical and product development under DARPA/DOT and Hyundai Group Contracts; and

         *OEM Technical and Product development.

         For the year ended December 31, 2000 and the five months ended December 31, 1999, the Company spent $626,000 and $262,000, respectively, on internal research and development activities. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company spent $499,000, $445,000 and $1,218,000, respectively, on internal research and development activities. The Company is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and the Company will endeavor to modernize its current products as well as continue to develop new leading edge technologies to maintain its competitive edge in the market.

Intellectual Property

         The Company currently holds one patent, which was originally issued in 1997, and has submitted applications for three additional patents and several trademarks or service marks in the United States. Currently, the Company is reviewing and appending its protection of proprietary technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by the Company will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against the Company with respect to existing and future products. Although the Company intends to vigorously protect its rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims such litigation could result in significant expense to the Company. Additionally, the laws of certain countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Employees

         As of December 31, 2000, the Company had 35 employees, of whom 32 are full-time and 3 are part-time. Four individuals are independent contractors, employed on an hourly basis, one domiciled in South Korea. The departmental breakdown of these individuals include 3 in administration, 1 in sales, 27 in engineering and research and development, and 8 in production.

Item 2.   Properties

         The Company's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses the Company's various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminates in February, 2003. The monthly lease expense is $13,500.

 Item 3. Legal Proceedings

         In June 2000, a lawsuit, Fontal International, Ltd. versus Enova Systems, Inc., a California Corporation, was filed in the United States District Court, Central District of California. The suit alleges breach of contract with respect to certain warrants to purchase 10,833,332 shares of Enova System's common stock. (1) The suit seeks to have Enova Systems issue 10,000,000 shares of common stock for release of said warrants or to have Enova Systems declare that the exercise period for said warrants is extended for five years from the date of delivery. The suit also seeks unspecified monetary damages. The Company maintains that these warrants have expired and therefore the plaintiff has no claim to them.


Item 4.    Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.


(1) In May, 1996, the Company issued warrants to Fontal in exchange for services performed. The warrants were exercisable at $0.30 per share in cash, or could be exercised without the payment of cash if the average market value of the Company's common stock for the 20 consecutive trading days preceding the exercise date was equal to or greater than $0.60 per share, and the average trading volume was in excess of 100,000 share per day for the same preceding 20 trading day period. The warrants expired, by their original terms, on May 1, 1997. The holders of these warrants claim the Company had agreed to extend the term of these warrants for as much as an additional five years. The Company believes these claims are without merit and that the warrants have expired.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         The Company's Common Stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers (NASD)
"Bulletin Board" under the symbol "ENVA." The following table sets forth the high and low prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                               Common Stock        Average Daily
                                          High Price    Low Price     Volume
                                         ------------------------   ----------
Fiscal 1999
First Quarter ..................         $    0.048     $    0.020        72,223
Second Quarter .................         $    0.031     $    0.029       134,535
Third Quarter ..................         $    0.031     $    0.029        58,224
Fourth Quarter .................         $    0.190     $    0.031       427,624

                                               Common Stock        Average Daily
                                          High Price    Low Price     Volume
                                         ------------------------   ----------

Calendar 1999
First Quarter ..................         $    0.031     $    0.029        62,842
Second Quarter .................         $    0.130     $    0.029       338,623
Third Quarter ..................         $    0.125     $    0.075       263,886
Fourth Quarter .................         $    0.812     $    0.120       814,770

                                               Common Stock        Average Daily
                                          High Price    Low Price     Volume
                                         ------------------------   ----------

Calendar 2000
First Quarter ..................         $    0.766     $    0.313     1,337,885
Second Quarter .................         $    0.469     $    0.234       476,538
Third Quarter ..................         $    0.438     $    0.203       476,523
Fourth Quarter .................         $    0.422     $    0.156       332,731


         On March 28, 2001, the last reported high bid price of the Common Stock was $0.20 and the last reported low asking price was $0.18. As of March 28, 2001, there were approximately 9,291 holders of record of our Common Stock. As of March 28, 2001, the Company's Series A Preferred Stock was held by approximately 117 shareholders, many of who are also Common Stock shareholders. The Company's Series B Preferred Stock was held by approximately 33 shareholders as of March 28, 2001. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

         To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock or Series A or B Preferred Stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its Common Stock or Series A or B Preferred Stock in the foreseeable future. The Company is required to pay dividends on its Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2000, the Company had an accumulated deficit of approximately $86,865,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

Item 6. Selected Financial Data

                  The following tables set forth selected consolidated financial data for the year ended December 31, 2000, the five month period ended December 31, 1999 and each of the four years ended July 31, 1999. The five-month period is related to a change in the fiscal year end which was effective December 31, 1999. The statement of income data and balance sheet data for and as of the end of the year ended December 31, 2000, the five month period ended December 31, 1999 and the four years ended July 31, 1999 are derived from the audited Financial Statements of the Company. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this 10K.


As of and for the year ended  December  31,          Five Months            Fiscal Years ending
(in thousands, except per share data)                ended Dec 31           July 31,
                                                 2000           1999         1999        1998       1997        1996
                                                 ----           ----         ----        ----       ----        ----
NET SALES                                    $   2,883    $     629    $   2,774    $   1,938    $   4,484    $   4,209

COST OF SALES                                    2,013          377        1,460        2,765        2,042        5,370
                                             ---------    ---------    ---------    ---------    ---------    ---------
GROSS MARGIN                                       870          252        1,314         (827)       2,442       (1,161)
                                             ---------    ---------    ---------    ---------    ---------    ---------
OTHER COSTS AND EXPENSES
      Research and Development                     626          262          499          445        1,218        1,401
      Selling, general and administrative        1,999          796        1,141        1,697        3,116        5,608
      Interest and financing fees                  174          244          724          665          792        1,890
      Other expense (income)                        81          125          (41)         (67)         274          740
      Acquisition of research and                                                                    1,630
      development
      Gain on Warranty Reevaluations                                        (474)
      Consolidation of Operations
                                                                                                                    701
                                             ---------    ---------    ---------    ---------    ---------    ---------
      Total other costs and expenses             2,880        1,427        1,849        2,740        7,030       10,340
                                             ---------    ---------    ---------    ---------    ---------    ---------
LOSS FROM CONTINUING OPERATIONS                 (2,010)      (1,175)        (535)      (3,567)      (4,588)     (11,501)

GAIN ON DEBT RESTRUCTURING                       1,551          214          140           42           53        2,147
                                             ---------    ---------    ---------    ---------    ---------    ---------

NET LOSS                                     $    (459)   $    (961)   $    (395)   $  (3,525)   $  (4,535)   $  (9,354)
                                             =========    =========    =========    =========    =========    =========
PER COMMON SHARE:

      Loss from continuing operations        $   (0.01)   $   (0.01)   $   (0.01)   $   (0.02)   $   (0.03)   $   (0.17)

      Gain on debt restructuring                                                                              $    0.03
                                             ---------    ---------    ---------    ---------    ---------    ---------

      Net loss per common share              $   (0.01)   $   (0.01)   $   (0.01)   $   (0.02)   $   (0.03)   $   (0.14)
                                             =========    =========    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                             235,199      251,994      152,077      151,265      133,806       67,906
                                             =========    =========    =========    =========    =========    =========

      Total Assets                           $   3,094    $   2,697    $   3,940    $   1,658    $   4,513    $   4,363
                                             =========    =========    =========    =========    =========    =========

      Long-term debt                         $   3,332    $   3,332    $   3,332    $   3,332    $   3,639    $   3,987
                                             =========    =========    =========    =========    =========    =========

      Shareholders' equity (deficit)         $  (1,648)   $  (5,015)   $  (7,316)   $ (12,615)   $  (9,095)   $ (12,736)
                                             =========    =========    =========    =========    =========    =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2000 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

         Enova Systems develops and produces advanced software, firmware and hardware for applications in the growing alternative power industry. The Company's focus is digital power conversion, power management, and system integration, for two broad market applications - vehicle power generation and stationary power generation.

         Specifically,  the Company develops, designs and produces drive systems
and  related   components   for   electric,   hybrid-electric,   fuel  cell  and
microturbine-powered vehicles. The Company also develops, designs and produces power management and power conversion components for stationary power generation
- - both on-site  distributed power and on-site  telecommunications  back-up power
applications.   These   stationary   applications   also   employ   fuel  cells,
microturbines   and  advanced   batteries  for  power  storage  and  generation.
Additionally, Enova performs significant research and development to augment and support the Company's and others' related product development efforts.

         Enova's products and systems are the enabling technologies for power systems. Without them, power cannot be converted into the appropriate form required by the vehicle or device; and without them, power is not properly managed to protect the battery, vehicle or device, and user.

         The Company's product development strategy is to design and introduce to market successively advanced products, each based on Enova's core technical competencies. In each of the Company's product / market segments, Enova provides products and services to leverage its core competencies in digital power management, power conversion and system integration. The Company believes that the underlying technical requirements shared among the market segments will allow the Company to more quickly transition from one emerging market to the next, with the goal of capturing early market share.

         The financial statements present the financial condition of Enova Systems, Inc. (the "Company") as of December 31, 2000 and 1999, the results of operations and cash flows of the Company for the year ended December 31, 2000, the five month period ended December 31, 1999 and the three preceding fiscal years ended July 31, 1999, 1998 and 1997. All references to the 1999 fiscal year denote the twelve months ended July 31, 1999.

         During 2000, the Company continued to concentrate on the reduction of outstanding liabilities and developing market share and product development for commercial sale. The Company's business activities are now focused primarily on the development of electric and hybrid electric drive trains and related components, vehicle systems integration, stationary power management and control systems and the performance of various engineering contracts.

         The operations of the Company during the year ended December 31, 2000 were financed primarily by the funds received on engineering contracts and sales of drive system components, as well as an additional equity infusion of $1,000,000 each from Perla Blanca Investments and Kafig Pty, Ltd for the purchase of 3,333,333 shares of common stock each, as previously reported.

         The Company has restructured a significant portion of its prior liabilities and debt and intends to further reduce these accounts. It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of March 26, 2001, the Company has no firm commitments for additional financing.

         As of December 31, 2000, the Company has reduced its antecedent accounts payable to $214,000 from $1,832,000 as of December 31, 1999. The Company has recaptured a majority of those trade payables which have had no activity for over four years and have now become uncollectible pursuant to state statute of limitations which limits the recovery period of unsecured creditors to a time not to exceed four years. The Company shall continue to pursue a strategy of negotiating settlements for the remaining outstanding payables.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the Company's strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through several financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability to manufacture and sell its products profitably, it will need to continue to rely on cash from external financing. The Company anticipates that it will require additional outside financing for at least the next two years.

         During the year ended December 31, 2000, the Company's operations required $2,358,000 more in cash then were generated. The Company continues to increase research and development costs, as well as increased sales and marketing and administrative expenses necessary for expansion. Accounts receivable increased by $432,000 from $572,000 as the Company continued to expand its product and customer base and increased sales. Customer Deposits decreased by $102,000 from $102,000 as the Company applied an advance payment from one of its customers for engineering services performed. Inventory increased by $151,000 from $256,000. The increase was due to the Company purchasing raw materials for current development and production contract.

THE FUTURE UNAVAILABILITY OR INADEQUACY OF FINANCING TO MEET FUTURE NEEDS COULD FORCE THE COMPANY TO DELAY, MODIFY, SUSPEND OR CEASE SOME OR ALL ASPECTS OF ITS PLANNED OPERATIONS, AND/OR SEEK PROTECTION UNDER APPLICABLE STATE AND FEDERAL BANKRUPTCY AND INSOLVENCY LAWS.

RESULTS OF OPERATIONS

         The Company changed its fiscal year end from July 31 to December 31 effective December 31, 1999. Because the Company does not experience seasonal fluctuations in its revenues and expenses, all comparisons of year-to-year financial data are for the twelve months ended December 31, 2000 and the twelve months ended July 31, 1999. Net sales of $2,883,000 for the twelve months ended December 31, 2000 increased $109,000 or 4% from $2,774,000 during the same period in 1999. Of the Company's total sales for the year ended December 31, 2000, $2,662,900, or 92% were revenues realized on engineering contracts with Ecostar, the DOT, the Hyundai Group of Korea and other customers.

         Cost of sales of $2,013,000 for the year ended December 31, 2000 reflect an increase of $553,000, or 37%, from $1,460,000 during the same period ending July 31, 1999. During the fiscal year ended July 31, 1999, the Company sold a technology license to Hyundai Heavy Industries which did not have associated costs of sales which accounted for the lesser amount in 1999.

         Cost of sales as a percentage of sales increased to 70% in fiscal 2000 from 53% in fiscal 1999. As stated, sales revenue for fiscal 1999 included a sale of a technology license of $600,000. Excluding the sale of the technology license, cost of sales for fiscal 1999 was 67% of sales.

         Research and development expense increased in the year ended December 31, 2000 to $626,000 from $499,000 in the year ended July 31, 1999. Product development costs incurred in the performance of engineering development contracts are charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense increased in 2000 to $626,000 from $499,000 in fiscal 1999, an increase of $127,000, or 25%. The Company continues to expend funds for research and development of new technologies to enhance existing products as well as develop new products in the areas of mobile and stationary power management and conversion.

         Selling, general and administrative expense increased in the year ended December 31, 2000 to $1,999,000 from $1,141,000 for the similar period in 1999. The increase was due to increased sales, marketing, legal and travel expenses in relation to acquiring new business and creating alliances with several key manufacturers during 2000, including Gillig Bus, Capstone Turbine, Wright Bus of Ireland and EPT of Italy. The Company intends to continue to increase its presence in the automotive and stationary power markets. Selling, general and administrative expense was $1,141,000 in fiscal 1999, which declined by $1,697,000, or 33%, from fiscal 1998, as the Company reduced spending and consolidated operations. During 1999 and 2000, the Company began to increase its operations as it began to move from a pure research and development company to a more diversified development and production business.

         For the year ended December 31, 2000, interest and financing fees decreased by $550,000 to $174,000, a decrease of 76%. The reduction was due to continued restructuring of the Company long-term debt by forgiveness or conversion into equity. In fiscal 1999, interest and financing fees increased to $724,000 from $665,000 in 1998, an increase of 9%, due mainly to default interest rates becoming effective on certain notes payable. The forgiveness of $4,300,000 of debt, formerly the Itochu debt, and the conversion of $1,000,000 of Fontal debt, reduced interest expense significantly during 2000.

         During the year ended December 31, 2000, several unsecured creditors agreed to settle their trade debt claims for amounts less than the original debt owed to them. Additionally, other trade debt, which has had no activity for over four years and has now become uncollectible pursuant to state statute of limitations, was recaptured. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $1,551,000 during the year ended December 31, 2000. Additional settlements resulted in a gain on debt restructuring of $140,000 in fiscal 1999 and $42,000 in 1998.

         As a result of the foregoing changes in net sales, cost of sales, other costs and expenses and gain on debt restructuring, the net loss of $459,000 increased 16% from the $395,000 loss during the similar period in 1999. As noted previously, the increase in net loss is attributed primarily to the Company's efforts to establish itself as a key player in the mobile power conversion and management markets and to develop new systems for the stationary markets. The Company shall continue to increase engineering, production, and support personnel as it deems necessary to meet its current and prospective customer needs. The net loss for fiscal 1999 of $395,000 decreased $3,130,000 or 89% from the $3,525,000 loss in 1998. These results reflect the Company's successful shift from an electric vehicle conversion business to a mobile and stationary power electronics components developer and producer.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to implement SFAS No. 133 as of the beginning of fiscal year 2001. SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

         The SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's implementation of SAB 101 in 2000 had no impact on its financial position, results of operations or cash flows for the year ending December 31, 2000.

         FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued in March, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion (APB) No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Form 10-K contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management's expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors.

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $86,865,000 at December 31, 2000. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the year ended December 31, 2000 and July 31, 1999, the Company had substantial net losses of $459,000 and $395,000 respectively on sales of $2,883,000 and $2,774,000, respectively.

Nature of Industry. The electric vehicle ("EV") and Hybrid EV ("HEV") industry continues to be subject to rapid technological change. There are many large and small companies, both domestic and foreign, now in or entering this industry. Most of the major domestic and foreign automobile manufacturers: (1) have produced electric and hybrid vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric vehicles depends upon: (a) future regulation and legislation requiring more use of non-polluting or low-emission vehicles, (b) the environmental consciousness of customers, and (c) the ability of electric and hybrid-electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance.

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, as well as legislation enacted or pending in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. In January 2001, the California Air Resources Board (CARB) confirmed its mandatory limits for zero emission and low emission vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

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

None.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to the Directors and executive officers of the Company:

=========================== ====== ===========================================
Name                        Age    Position
- --------------------------- ------ -------------------------------------------
Anthony N. Rawlinson        46     Chairman of the Board
- --------------------------- ------ -------------------------------------------
Carl D. Perry               68     Chief Executive Officer, President, CFO,
                                   Secretary and Director
- --------------------------- ------ -------------------------------------------
Edwin O. Riddell (1)        59     Director
- --------------------------- ------ -------------------------------------------
Dr. Malcolm Currie (1)      71     Director
- --------------------------- ------ -------------------------------------------
John J. Micek, III (2)      48     Director
- --------------------------- ------ -------------------------------------------
Donald H. Dreyer (2)        64     Director
- --------------------------- ------ -------------------------------------------
James M. Strock             45     Director
=========================== ====== ===========================================

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

Anthony N. Rawlinson, Chairman of the Board

Mr. Rawlinson was appointed Chairman of the Board in July, 1999. He is Managing Director of The Global Value Investment Portfolio Management Pte. Ltd., a Singapore-based international fund management company managing discretionary equity portfolios for institutions, pension funds and clients globally. Mr. Rawlinson is also Chairman of Matrix Oil NL., an Australian listed public company with Indonesian oil and gas interests, and a director of Cardsoft Inc., a supplier of software that is an open platform operating environment for small computing devices.

Carl D. Perry, Director, Chief Executive Officer, President

Mr. Perry was elected Chairman, Chief Executive Officer, Acting Chief Financial Officer and Secretary of the Company in November, 1997. Mr. Perry served as a Director and as an Executive Vice President of the Company from 1993 until 1997. In 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company, and was elected President in June, 1999. In July, 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony Rawlinson to become Chairman. Previously, he was Executive Vice President of Canadair Ltd., Canada's largest aerospace corporation responsible for all worldwide joint ventures, strategic planning and global operations. He was also Executive Vice President of Howard Hughes Helicopter Company, now known as Boeing Helicopter Company, where he was responsible for all general management and worldwide operations. Mr. Perry has a B.S. in Political Science from the University of California at Los Angeles.

Malcolm R. Currie, Ph.D., Director

Dr. Currie was re-elected to the Board of Directors in 1999. Dr. Currie had served as a Director of the Company from 1995 through 1997. Since 1994, he has served as Chairman of Currie Technologies., a developer of electric transportation . From 1986 until 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co., and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. His career in electronics and management has included research with many patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. He served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of Inamed Corporation , Investment Company of America, and LSI Logic. He is President of the American Institute of Aeronautics and Astronautics, and is a Member (former Chairman) of the Board of Trustees of the University of Southern California.

John J. Micek III, Director

Mr. Micek was elected a Director of the Company in 1999. Mr. Micek served as the Company's Vice President, General Counsel, and Secretary from 1994 to 1997. From 1997 to 1999, Mr. Micek served as Chief Operations Officer of Protozoa, Inc., and from 1997 to the present, he has been President of Universal Assurors, Inc., and Managing Director of Silicon Prairie Partners, a Venture Fund. From 1987 to 1994, Mr. Micek held several positions with Armanino Foods of Distinction, Inc., including General Counsel and Chief Financial Officer, from 1987 to 1988, Vice President from 1989 to 1994, and Director from 1988 to 1989. Mr. Micek also served as the President and Director of Catalina Capitol, Inc. until its merger into Burst.com, Inc. in 1992. Mr. Micek continues to serve as a Director of Burst. Mr. Micek is also a member of the State Bar of California.

Edwin O. Riddell, Director

Mr. Riddell has been a Director of the Company since 1995. Since 1999, Mr. Riddell has been President of CR Transportation Services, a consultant to the electric vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President, Engineering, working on electric public transportation systems. From 1979 to 1985, he was Vice President, General Manager and COO of Lift-U, Inc., the leading manufacturer of handicapped wheelchair lifts for the transit industry. Mr. Riddell has also worked with Ford, Chrysler, and General Motors in the area of auto design, and has worked as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell has been a member of the American Public Transportation Association's (APTA) Member Board of Governors for over 15 years, and has served on APTA's Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium.

Donald H. Dreyer, Director

Mr. Dreyer was elected a Director of the Company in 1997. Mr. Dreyer is President and CEO of Dreyer & Company, Inc., a consultancy in credit, accounts receivable and insolvency services which was established in 1990. Mr. Dreyer has served as Chairman of the Board of Credit Managers Association of California during 1994 and 1995, and continues to serve as a member of the Advisory Committee of that organization. Mr. Dreyer is currently the co-Chair of the Creditors Committees' Subcommittee of the American Bankruptcy Institute and is a member of the Western Advisory Committee of Dun & Bradstreet, Inc. He is also a member of the Board of the National Association of Credit Management.

James M. Strock, Director

Mr. Strock was elected a Director of the Company in June, 2000. From 1991-1997, Mr. Strock served in Governor Pete Wilson's cabinet as California's first Secretary for Environmental Protection. He led an organization with an annual budget of more than $800 million with 4,000 employees. The Agency includes many of the world's leading environmental improvement programs relating to air and water quality, toxics and pesticide regulation, and solid waste. From 1989 until 1991, Mr. Strock served in President Bush's subcabinet as Assistant Administrator for Enforcement (chief law enforcement officer) of the U.S. Environmental Protection Agency. Currently, he is principal of James Strock and Co., a San Francisco firm providing consulting, communications and mediation services. Mr. Strock is a graduate of Harvard College and Harvard Law School, and is a member of the Council on Foreign Relations. He is the author of Reagan on Leadership: Executive Lessons from the Great Communicator, and the forthcoming Theodore Roosevelt on Leadership: Executive Lessons from an American Icon.

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

         The Company believes, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons, that during fiscal 2000, all Reporting Persons complied with all applicable filing requirements.

Item 11.     Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation earned by the Company's
Chief Executive Officer and each of the other most highly compensated  executive officers of the Company whose annual salary and bonus exceeded  $100,000 for the years ended December 31, 2000, 1999 and 1998 (collectively, the "Named Executive
Officers"). Mr. Carl D. Perry is the sole executive officer of the Company whose salary currently exceeds $100,000.
                                                                           Summary Compensation Table
Name and Principal Position                                                   Annual Compensation
- ----------------------------                        ------------------------------------------------------------------------
                                                                                             Long-Term Compensation Awards
                                                                                             -----------------------------
                                                                                                     Securities
                                                                                                     Underlying
                                                                  Salary        Bonus                Options/SARs
                                                     Year           ($)           ($)                   (#)
                                                     ----         ------          ----                  ---

Carl D. Perry (1)                                     2000       128,170           --                     --
   Chief Executive Officer, Chief Financial           1999        75,000           --                     --
   Officer, President and Secretary                   1998        55,770           --                     --

(1) Mr. Perry was elected as Chief Executive Officer in November 1997. Mr. Perry's current salary is $150,000 per year, approved by the Board of Directors in June, 2000.

Option/SAR Grants

         No grants of stock options or stock appreciation rights ("SARs") were made during fiscal 2000 to the Named Executive Officers.

Option Exercises and Option Values

         The following table sets forth information concerning option exercises during 2000, and the aggregate value of unexercised options as of December 31, 2000, held by each of the Named Executive Officers:
                                           Aggregated Option/SAR Exercises in 2000
                                           and Option Values at December 31, 2000

                                                                    Number of Securities
                                Aggregate                          Underlying Unexercised      Value of Unexercised
                                 Option                                Options at             In-the-Money Options at
                             Exercises in 2000                    December 31, 2000           December 31, 2000 (1)
                             -----------------                   ----------------------       ------------------------

                                 Shares          Value
                               Acquired on      Realized
Name                          Exercise (#)        ($)          Exercisable  Unexercisable   Exercisable    Unexercisable
- ----                          ------------        ---          -----------  -------------   -----------    -------------

Carl D. Perry                      --             --            1,200,000        --         $206,280(1)         $ --

(1) Calculated on the basis of the average of the high bid and low ask prices of the Common Stock on December 31, 2000 of $0.1719 per share, minus the exercise price.

Compensation of Directors

         In September 1999, the Company's Board of Directors unanimously approved a compensation package for outside directors consisting of the following: for each meeting attended in person, each outside director shall receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director shall receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairman shall receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

         As of March 26, 2001, 1,193,091 shares had been issued under this Director's compensation plan.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Mr. Edwin Riddell, as Chairman, and Dr. Malcolm Currie. Mr. Riddell was elected Chairman in August 1998. Dr. Currie was elected to the Compensation Committee in July 1999. Mr. Ishag served as a member of the Compensation Committee during all of Fiscal 1999. Dr. Malcolm Currie also served on the Compensation Committee during his prior term as a Director until his resignation in 1998.



                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Stock Performance Graph

         The graph below compares the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on the Standard & Poor's Small Capitalization 600 Index and an index of peer companies selected by the Company. A group of six other electric vehicle companies comprise the peer group index.(1)

         The period shown commences on December 31, 1995, and ends on December 31, 2000, the end of the Company's last fiscal year. The graph assumes an investment of $100 on December 31, 1995 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of the Company's Common Stock.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
             AMONG ENOVA SYSTEMS, INC., THE S & P SMALLCAP 600 INDEX
                        AND A PEER GROUP OF SHAREHOLDERS



[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T]


ENOVA SYSTEMS INC

                                        Cumulative Total Return
                      ----------------------------------------------------------
                       12/95      12/96      12/97     12/98      12/99    12/00



ENOVA SYSTEMS, INC.   100.00      50.00      13.82      9.12      95.59    50.56
S & P SMALLCAP 600    100.00     121.32     152.36    156.52     175.93   196.69
PEER GROUP            100.00      80.24      72.89     59.60     108.85    93.62


                     DECEMBER 31, 1995 TO DECEMBER 31, 2000

1) Companies included in the peer group index are Amerigon, Inc. (ARGN), Electric Fuel Corp. (EFCX), Electrosource, Inc. (ELSI), Energy Conversion Devices, Inc. (ENER), Unique Mobility (UQM), and Valence Technology, Inc.
(VLNC).

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of the  Company's  stock as of March 26, 2001,  (i) by each person (or group of  affiliated  persons)  who is known by the Company to own  beneficially more than 5% of any class of the Company's  voting  securities,  (ii) by each of the Company's Directors, (iii) by each of the Company's Named Executive Officers listed  in the  Summary  Compensation  Table  below,  and  (v) by the  Company's
Directors  and  executive  officers  as a  group.  Except  as  indicated  in the footnotes to this table and subject to applicable  community  property laws, the persons named in the table, based on information provided by such persons,  have
sole  voting  and  investment   power  with  respect  to  all  shares  of  stock
beneficially owned by them.

- ------------------------------------------  -----------------------------  ------------------------------  -----------------
5% Shareholders, Directors, Officers and               Shares                  Percentage of Shares             Voting
    Directors and Officers as a Group          Beneficially Owned (1)         Beneficially Owned (2)        Percentage (3)
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Jagen, Pty., Ltd.                                     125,000,000 (4)(9)                          39.08%             34.95%
9 Oxford Street, South Yorra 3141
Melbourne, Victoria Australia
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Carl D. Perry                                          11,200,500 (5)(9)                           3.50%              4.19%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Citibank N.A.                                                 36,105,754                          11.29%             15.14%
111 Wall Street, 8th Floor
New York, NY  10043
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Anthony N. Rawlinson                                    25,154,883 (6)(9)                          7.86%              7.05%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Hyundai Group                                                 12,000,000                           3.76%              5.03%
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
John J. Micek, III                                           763,394 (7)                               *                  *
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Edwin O. Riddell                                                 386,404                               *                  *
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Dr. Malcolm Currie                                               284,987                               *                  *
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
Donald H. Dreyer                                                 155,027                               *                  *
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
James M. Strock                                                   13,067                               *                  *
- ------------------------------------------  -----------------------------  ------------------------------  -----------------
All Directors and executive officers as                   37,958,262 (8)                          11.75%             11.70%
a group (7 persons)
- ------------------------------------------  -----------------------------  ------------------------------  -----------------

*        Indicates less than 1%


(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after February 29, 2001.

(2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after February 29, 2001.

(3) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding; (iii) the total Series B Preferred Stock outstanding; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after February 29, 2001. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders.

(4) Includes 41,666,667 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July 2001.

(5) Includes 1,200,000 shares of Common Stock issuable pursuant to stock options issued under an employee stock option plan exercisable at a price of $0.10 per share. The option exercise price, for Mr. Perry's and other employees under the 1996 Stock Option Plan, was reset to $0.10 per share from $0.30 per share on August 19, 1998 at the direction of the Board of Directors.

(6) Includes 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July 2001.

(7) Includes 565,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.10 per share. The option exercise price was reset to $0.10 per share from $0.30 per share on June 10, 1999 at the direction of the Board of Directors.

(8) Includes 1,765,000 shares of Common Stock issuable pursuant to stock options exercisable at prices ranging from $0.10 to $0.60 per share, and 8,333,333 shares issuable pursuant to warrants redeemable at $0.06 per share. Said warrants expire in July 2001.

(9) Pursuant to a Shareholders' Agreement dated as of June 1, 1999, by and among Jagen Pty, Ltd. and Anthony Rawlinson (together "Purchasers"), and Carl D. Perry and the Company, the parties agree to vote their shares subject to a voting agreement in which, among other things, they shall: (a) vote to elect Anthony Rawlinson as the Chairman of the Board of the Company, (b) vote in favor of the election of or removal of any director designated by the Board of Directors, and (c) refrain from voting against any (i) sale, transfer or other assignment or hypothecation of this Company's assets or merger, reorganization or similar sale of this Company or (ii) amendment, modification, change or termination to any provision of this Company's Charter Documents unless such action is recommended or approved by a majority of the Board of Directors then in office or pursuant to a unanimous written consent of the Board of Directors.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13.     Certain Relationships and Related Transactions

         The following are certain transactions entered into between the Company and its officers, directors and principal shareholders and their affiliates since January 1, 2000.

Transactions with Management and Others:

Carl D. Perry/Itochu Corporation

         In March 1999, Itochu Corporation, a former principal shareholder of the Company, sold $5,694,000 of notes and accrued interest to Mr. Carl Perry, the Company's Chief Executive Officer and President, in a transaction outside the Company. The debt was secured by all of the assets of the Company. Itochu also sold its interest in the Company, reflected as shares of outstanding stock, to Mr. Perry. The Company was in default in the notes to Itochu, and remained in default when Mr. Perry became the holder of the debt. Subsequent to the change in creditor, Mr. Perry began a program of forgiving the debt through a contribution to additional paid-in capital. During the year ended December 31, 2000, the remaining $1,453,000 of debt and accrued interest was forgiven.

         In September 1999, the Company entered into a call option agreement to re-purchase 23,970,000 shares of common stock for $100,000. The terms of this agreement required the Company to exercise this call option between March 25, 2000 and March 30, 2000. In addition, Mr. Perry was also granted the right to sell these shares to the Company for $50,000. On March 26, 2000, the Company exercised its call option and purchased these shares from Mr. Perry for $100,000.

         The Company believes that the transactions described above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. The above referenced transactions were approved by a majority of the disinterested members of the Board of Directors. All future transactions between the Company and its officers directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including, where appropriate, a majority of the disinterested, non-employee directors on the Board of Directors, and, where appropriate, will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.





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

  (c)      Exhibits

Exhibit Number                             Description
- --------------                             -----------

3.1 Amended and Restated Articles of Incorporation of the Registrant, filed July 10, 2000

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

10.12 Securities Purchase Agreement dated as of June 1, 1999, by and between the Company and Jagen Pty, Ltd. and Anthony N. Rawlinson (Filed as
         Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.13 Shareholders' Agreement dated as of June 1, 1999, by and among Jagen Pty, Ltd. and Anthony N. Rawlinson, Carl D. Perry and the Registrant (Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.14 Loan and Security Agreement dated as of June 1, 1999, by and among the Registrant, Jagen Pty, Ltd. and Anthony N. Rawlinson (Filed as Exhibit
         10.14 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.15 Convertible Secured Promissory Note dated June 1, 1999 by the Registrant in favor of Jagen Pty, Ltd. in the principal amount of $400,000 (Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.16 Letter of Intent between Registrant and a domestic supplier, dated December 9, 1999, to design, develop and manufacture low voltage electric drive system components.

10.17 Put/Call Option to sell Itochu shares between Registrant and Carl D. Perry dated September 1, 1999.

23.1*    Consent of Moss Adams, LLC, Independent Auditor's

24*      Power of Attorney (included on signature page)

27*      Financial Data Schedule.

- ----------------------
*  Filed herewith.
** Indicates management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on March 29, 2001.

ENOVA SYSTEMS, INC.


By:      /s/   Carl D. Perry
   --------------------------------
Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

Dated: March 30, 2001

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

Signature                          Title                               Date
- ---------                          -----                               ----


  /s/   Carl D. Perry            Chief Executive                  March 30, 2001
- -----------------------------    Officer and Director
Carl D. Perry                    (Principal Executive Officer)


  /s/   Anthony N. Rawlinson     Chairman                         March 30, 2001
- -----------------------------
Anthony N. Rawlinson


  /s/ s  Malcolm Currie          Director                         March 30, 2001
- -----------------------------
Malcolm Currie


  /s/   Edwin O. Riddell         Director                         March 30, 2001
- -----------------------------
Edwin O. Riddell


  /s/   John J. Micek, III       Director                         March 30, 2001
- -----------------------------
John J. Micek, III


  /s/   Donald H. Dreyer         Director                         March 30, 2001
- -----------------------------
Donald H. Dreyer


  /s/   James M. Strock          Director                         March 30, 2001
- -----------------------------
James M. Strock

- --------------------------------------------------------------------------------



                               ENOVA SYSTEMS, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS



- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                               ENOVA SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT................................................F-1

BALANCE SHEETS AT DECEMBER 31, 2000 AND 1999................................F-2

STATEMENTS OF OPERATIONS FOR THE
     YEAR ENDED DECEMBER 31, 2000 AND THE
     FIVE MONTHS ENDED DECEMBER 31, 1999....................................F-3

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
     YEAR ENDED DECEMBER 31, 2000, AND THE
     FIVE MONTHS ENDED DECEMBER 31, 1999....................................F-4

STATEMENTS OF CASH FLOWS FOR THE
     YEAR ENDED DECEMBER 31, 2000, AND THE
     FIVE MONTHS ENDED DECEMBER 31, 1999....................................F-5

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2000 AND 1999..................F-6

STATEMENTS OF OPERATIONS FOR THE
     YEARS ENDED JULY 31, 1999 AND 1998....................................F-13

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE
     YEARS ENDED JULY 31, 1999 AND 1998....................................F-14

STATEMENTS OF CASH FLOWS FOR THE
     YEARS ENDED JULY 31, 1999 AND 1998....................................F-15

NOTES TO FINANCIAL STATEMENTS - JULY 31, 1999 AND 1998.....................F-16

- --------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Enova Systems, Inc.


We have audited the accompanying balance sheets of Enova Systems, Inc., formerly
U. S. Electricar, Inc., as of December 31, 2000 and 1999, and the statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000, the five months ended December 31, 1999, and for the years ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc., as of December 31, 2000 and 1999, and the results of its operations and cash flows for the year ended December 31, 2000, the five months ended December 31, 1999, and for the years ended July 31, 1999 and 1998, in conformity with generally accepted accounting principles.


                                           /s/ MOSS ADAMS LLP

Santa Rosa, California
February 15, 2001



                                                                        Page F-1


                                                                             ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                                                                                     BALANCE SHEETS
                                                                                                         December 31, 2000 and 1999
                                                                                (In thousands, except for share and per share data)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                   ASSETS
                                                                                            2000                     1999
                                                                                    ---------------------    ---------------------
CURRENT ASSETS
      Cash                                                                                       $ 1,310                  $ 1,465
      Accounts receivable                                                                          1,004                      566
      Inventories and supplies                                                                       406                      256
      Related party receivable, current maturities                                                    25                       38
      Prepaids and other current assets                                                               68                       71
                                                                                    ---------------------    ---------------------

              Total current assets                                                                 2,813                    2,396

PROPERTY AND EQUIPMENT                                                                               214                      226

RELATED PARTY RECEIVABLE, less current maturities                                                     57                       75

OTHER ASSETS                                                                                          10                        -
                                                                                    ---------------------    ---------------------

              Total assets                                                                       $ 3,094                  $ 2,697
                                                                                    =====================    =====================


                                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                                           $   106                  $   202
      Accrued payroll and related expenses                                                           301                      229
      Other accrued expenses                                                                         119                      156
      Current maturities of long-term debt                                                           120                    1,420
      Current maturities of capital lease obligations                                                  9                        -
      Customer deposits                                                                                -                      102
                                                                                    ---------------------    ---------------------
              Total current liabilities                                                              655                    2,109

ACCRUED INTEREST PAYABLE                                                                             514                      439

LONG-TERM PAYABLES                                                                                   210                    1,832

CAPITAL LEASE OBLIGATIONS, less current maturities                                                    31                        -

LONG-TERM DEBT, less current maturities                                                            3,332                    3,332
                                                                                    ---------------------    ---------------------
              Total liabilities                                                                    4,742                    7,712
                                                                                    ---------------------    ---------------------

STOCKHOLDERS' DEFICIT
      Series A convertible  preferred  stock - no par value;  30,000,000  shares authorized; 2,844,000 and 3,239,000 shares issued and outstanding;
          liquidating preference at $0.60 per share aggregating $1,120                             1,867                    2,166
      Series B convertible preferred stock - no par value; 5,000,000 shares authorized; 1,217,000 and 1,242,000 shares issued and outstanding;
           liquidating preference at $2.00 per share aggregating $4,868                            2,434                    2,486
      Stock notes receivable                                                                      (1,149)                  (1,149)
      Common stock - no par value; 500,000,000 shares authorized;
          244,249,000 and 252,012,000 shares issued and outstanding                               75,680                   71,526
      Common stock subscribed                                                                         13                    1,445
      Additional paid-in capital                                                                   6,372                    4,917
      Accumulated deficit                                                                        (86,865)                 (86,406)
                                                                                    ---------------------    ---------------------
              Total stockholders' deficit                                                         (1,648)                  (5,015)
                                                                                    ---------------------    ---------------------
              Total liabilities and stockholders' deficit                                        $ 3,094                  $ 2,697
                                                                                    =====================    =====================

See accompanying notes.
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Page F-2

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                        STATEMENTS OF OPERATIONS
       Year Ended December 31, 2000, and the Five Months Ended December 31, 1999
                             (In thousands, except for share and per share data)
- --------------------------------------------------------------------------------

                                                          2000             1999
                                                 -------------    -------------

NET REVENUES                                     $       2,883    $         629

COST OF REVENUES                                         2,013              377
                                                 -------------    -------------

GROSS PROFIT                                               870              252
                                                 -------------    -------------

OTHER COSTS AND EXPENSES
     Research and development                              626              262
     Selling, general and administrative                 1,999              796
     Interest and financing fees                           174              244
     Gain on disposition of fixed assets                     6             --
     Legal settlements                                      75              125
                                                 -------------    -------------

            Total other costs and expenses               2,880             1427
                                                 -------------    -------------

LOSS FROM CONTINUING OPERATIONS                         (2,010)          (1,175)

EXTRAORDINARY ITEM - GAIN ON DEBT
     RESTRUCTURING                                       1,551              214
                                                 -------------    -------------


NET LOSS                                         $        (459)   $        (961)
                                                 =============    =============

PER COMMON SHARE
     Loss from continuing operations             $       (0.01)   $       (0.01)
     Gain on debt restructuring                           0.01             --
                                                 -------------    -------------
                                                 $        --      $       (0.01)
                                                 =============    =============

WEIGHTED AVERAGE OF COMMON SHARES
     OUTSTANDING                                 $ 235,199,406    $ 251,993,533
                                                 =============    =============


See accompanying notes.
- --------------------------------------------------------------------------------
                                                                        Page F-3


                                                                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                                                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                       Year Ended December 31, 2000, and the Five Months Ended December 31, 1999
                                                                                                                  (In thousands)
- --------------------------------------------------------------------------------------------------------------------------------

                                                 Preferred Stock
                                   --------------------------------------------                             Common Stock
                                         Series A               Series B            Common Stock             Subscribed
                                   ---------------------  --------------------- -----------------------  ----------------------
                                    Shares     Amount      Shares     Amount      Shares      Amount      Shares      Amount
                                   ---------  ----------  --------- ----------- ------------ ----------  ---------- -----------
Balance, July 31, 1999                3,259     $ 2,191      1,242     $ 2,486      251,992   $ 71,501           -         $ -

Common Stock Transactions
   Conversion of Series A
   preferred stock                      (20)        (25)         -           -           20         25           -           -
   Stock issued for services              -           -          -           -            -          -       1,317         148
   Conversion of debt                     -           -          -           -            -          -       4,246       1,297
Debt forgivness by stockholder            -           -          -           -            -          -           -           -
Net loss                                  -           -          -           -            -          -           -           -
                                    ---------  ----------  --------- ----------- ------------ ----------  ---------- -----------

Balance, December 31, 1999            3,239       2,166      1,242       2,486      252,012     71,526       5,563       1,445

Common Stock Transactions
   Conversion of Series A
   preferred stock                     (395)       (299)         -           -          395        299           -           -
   Conversion of Series B
   preferred stock                        -           -        (25)        (52)          71         52           -           -
   Stock options exercised                -           -          -           -        3,315        392           -           -
   Sale of stock                          -           -          -           -        6,667      2,000           -           -
   Stock issued for services              -           -          -           -        5,722      1,497      (5,518)     (1,432)
   Conversion of debt                     -           -          -           -           37         14           -           -
   Repurchase of stock
   from stockholder                       -           -          -           -      (23,970)      (100)          -           -
Debt forgiveness by stockholder           -           -          -           -            -          -           -           -
Net loss                                  -           -          -           -            -          -           -           -
                                   ---------  ----------  --------- ----------- ------------ ----------  ---------- -----------

Balance, December 31, 2000            2,844     $ 1,867      1,217     $ 2,434      244,249   $ 75,680          45        $ 13
                                   =========  ==========  ========= =========== ============ ==========  ========== ===========


                                    Additional
                                      Paid-In       Stock Notes     Accumulated
                                      Capital       Receivable        Deficit        Total
                                    -------------  --------------  --------------  ----------
Balance, July 31, 1999                   $ 3,100        $ (1,149)      $ (85,445)   $ (7,316)

Common Stock Transactions
   Conversion of Series A
   preferred stock                             -               -               -           -
   Stock issued for services                   -               -               -         148
   Conversion of debt                          -               -               -       1,297
Debt forgivness by stockholder             1,817               -               -       1,817
Net loss                                       -               -            (961)       (961)
                                   --------------  --------------  --------------  ----------

Balance, December 31, 1999                 4,917          (1,149)        (86,406)     (5,015)

Common Stock Transactions
   Conversion of Series A
   preferred stock                             -               -               -           -
   Conversion of Series B
   preferred stock                             -               -               -           -
   Stock options exercised                     -               -               -         392
   Sale of stock                               -               -               -       2,000
   Stock issued for services                   -               -               -          65
   Conversion of debt                          -               -               -          14
   Repurchase of stock
   from stockholder                            -               -               -        (100)
Debt forgiveness by stockholder            1,455               -               -       1,455
Net loss                                       -               -            (459)       (459)
                                    -------------  --------------  --------------  ----------

Balance, December 31, 2000               $ 6,372        $ (1,149)      $ (86,865)   $ (1,648)
                                    =============  ==============  ==============  ==========

See accompanying notes.
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Page F-4


                                                                     ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                                                                   STATEMENTS OF CASH FLOWS
                                                  Year Ended December 31, 2000, and the Five Months Ended December 31, 1999
                                                                                                             (In thousands)
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                     2000                     1999
                                                                             ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                            $  (459)                 $  (961)
      Adjustments to reconcile net loss to net cash from
          operating activities:
              Depreciation and amortization                                                   136                       60
              Loss on disposition of fixed assets                                               6                        -
              Gain on debt restructuring and extinguishment                                (1,551)                    (214)
              Stock issued for services                                                        66                      148
              Accrued interest forgiven                                                       156                      219
          Change in operating assets and liabilities:
              Accounts receivable                                                            (432)                     185
              Inventories                                                                    (151)                     (33)
              Related party receivable                                                         25                       12
              Prepaids and other current assets                                                (7)                      21
              Accounts payable and accrued expenses                                           (45)                    (231)
              Customer deposits                                                              (102)                     102
                                                                             ---------------------    ---------------------

                  Net cash from operating activities                                       (2,358)                    (692)
                                                                             ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Equipment acquisitions                                                                  (88)                      (3)
                                                                             ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from sale of stock                                                           2,392                        -
      Purchase of common stock                                                               (100)                       -
      Payments on notes payable and capital lease obligations                                  (1)                    (307)
                                                                             ---------------------    ---------------------

                  Net cash from financing activities                                        2,291                     (307)
                                                                             ---------------------    ---------------------

NET DECREASE IN CASH                                                                         (155)                  (1,002)

CASH,  beginning of the period                                                              1,465                    2,467
                                                                             ---------------------    ---------------------

CASH,  end of the period                                                                  $ 1,310                  $ 1,465
                                                                             =====================    =====================

SUPPLEMENTAL CASH-FLOW INFORMATION

      Cash paid during the year for interest                                              $    40                  $     9
      Non-cash investing and financing activities:
          Conversion of preferred stock to common stock                                   $   351                  $    25
          Conversion of debt and accrued interest to equity                               $ 1,470                  $ 2,894
          Equipment acquired under capital lease                                          $    41                  $     -

See accompanying notes.
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Page F-5

                         ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------



NOTE  1 -    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Enova Systems, Inc., formerly U. S. Electricar, Inc., is a California corporation that develops electric drive trains and related components for electric vehicles and hybrid systems. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The change in the Company's name to Enova Systems became effective January 1, 2000.

Change in fiscal year - Effective December 31, 1999, the Company changed its fiscal year-end from July 31 to December 31.

Cash equivalents - Highly liquid investments with an original maturity debt of three months or less are considered cash equivalents. There were no cash equivalents at December 31, 2000 or 1999.

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

Revenue recognition - The Company is obligated to perform research and development activities under development and licensing agreements. The agreements require the Company to design, develop, and test drive systems and deliver working prototypes. The Company retains all rights to the products developed and will license their use to the counter-party. Revenue on engineering and research and development contracts is recognized at the completion of specified engineering or billing milestones, as set forth in each agreement.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with Series A and B preferred stock, stock options, and warrants, which are exercisable into 37,230,000 shares of common stock, could potentially dilute earnings per share in future years.

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds, and trade receivables. Demand deposits are placed with known creditable financial institutions. The Company's largest customer, Hyundai, is also a stockholder that holds less than 5% of the outstanding common stock. Hyundai accounted for approximately 56% and 54% of total revenues for the year ended December 31, 2000, and 1999.

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


- --------------------------------------------------------------------------------
                                                                        Page F-6

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------

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

Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of
Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use the provisions of APB No. 25 when accounting for stock-based compensation to employees, but proforma disclosures of net income and earnings or loss per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company is required to implement SFAS No. 133 as of the beginning of fiscal year 2001. SFAS No. 133 will not have a material impact on the Company's financial position, results of operations or cash flows.

The SEC issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's implementation of SAB 101 in 2000 had no impact on its financial position, results of operations or cash flows for the year ending December 31, 2000.

FASB  Interpretation  No.  44 (FIN 44),  "Accounting  for  Certain  Transactions
Involving Stock Compensation-An Interpretation of APB Opinion No. 25," was issued in March, 2000. FIN 44 clarifies the application of Accounting Principles Board Opinion (APB) No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on the Company's financial position or results of operations.


NOTE  2 -    PROPERTY AND EQUIPMENT (in thousands)

                                                          2000                     1999
                                                  ---------------------    ---------------------
Computers                                                        $ 124                    $ 849
Machinery and equipment                                            286                      267
Furniture and office equipment                                     126                      196
Automobiles and demonstration vehicles                             142                      142
Leasehold improvements                                              66                       54
Equipment under capital lease                                       41                        -
                                                  ---------------------    ---------------------

                                                                   784                    1,509
Less accumulated depreciation and amortization                     570                    1,283
                                                  ---------------------    ---------------------

                                                                 $ 214                    $ 226
                                                  =====================    =====================

- --------------------------------------------------------------------------------
                                                                        Page F-7

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------

NOTE  3 - RELATED PARTY RECEIVABLE

Hyundai, a stockholder, acquired certain technology licensing rights from the Company in 1997. Part of the consideration for these rights included periodic installment payments of $25,000 per year for six years, with the final payment expected in February 2003.

NOTE  4 -    LONG-TERM DEBT (in thousands)
                                                                                            2000                     1999
                                                                                    ---------------------    ---------------------
Secured  promissory  note to Credit  Managers  Association of  California,  with interest at 3% for the first five years, 6% for years six and seven, and then at prime plus 3%  through  maturity;  interest  payments  are made upon  payment of principal,  which is due no later  than April  2016;  a sinking  fund  escrow is required  to  be  funded  with 10% of future equity financing, as defined in the
agreement.                                                                                       $ 3,332                  $ 3,332

Convertible  secured  notes  with  ITOCHU  Corporation,  were  acquired  by  the
Company's President in 1999; the notes, with interest at 12%, were  in  default;
the debt was forgiven in stages during 1999 and 2000.                                                  -                    1,300

Other                                                                                                120                      120
                                                                                    ---------------------    ---------------------

                                                                                                   3,452                    4,752
Less current maturities                                                                              120                    1,420
                                                                                    ---------------------    ---------------------

                                                                                                 $ 3,332                  $ 3,332
                                                                                    =====================    =====================

In March 1999, ITOCHU Corporation sold $5,694,000 of notes and accrued interest to the Company's President in a transaction outside the Company. ITOCHU also sold its interest in the Company, reflected as shares of outstanding stock, to the President (see Note 7). The Company was in default in the notes to ITOCHU, and remained in default when the holder of the debt became the Company's President. Subsequent to the change in creditors, the Company's President began a program of forgiving the debt through a contribution to additional paid in capital. During the year ended December 31, 2000, the remaining $1,453,000 of debt and accrued interest was forgiven.

NOTE  5 -    CAPITAL LEASE OBLIGATIONS

The Company leases manufacturing and office equipment under various capital lease agreements that expire beginning in 1993. Future minimum lease payments under these capital lease agreements are as follows:



                    Year Ending December 31,
                    ------------------------

                              2001                                  $ 16,384
                              2002                                    16,384
                              2003                                    13,749
                              2004                                     5,844
                              2005                                     5,844
                                                                 ------------

                                                                      58,205
Less amounts representing interest                                    17,953
                                                                 ------------

Present value of minimum lease payments                               40,252
Less current maturities                                                9,155
                                                                 ------------

                                                                    $ 31,097
                                                                 ============

- --------------------------------------------------------------------------------
                                                                        Page F-8

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------

NOTE  6 -    OPERATING LEASES

The Company's lease on its Torrance, California, facility expires in February 2003. Rent expense was $123,000 for the year ended December 31, 2000. Future minimum lease payments are as follows:

         Year Ending December 31,
         ------------------------

                   2001                                           $ 161,010
                   2002                                             163,456
                   2003                                              27,311
                                                       ---------------------

                                                                  $ 351,777
                                                       =====================


NOTE  7 -    STOCKHOLDERS' DEFICIT

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

The stock notes receivable stem from a Board of Directors plan for the sale of shares of Series A preferred stock to certain officers and directors (Participants) at $0.60 per share in July, 1993. In general, the Participants could purchase the preferred stock for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan were pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding. The likelihood of collecting the interest on these notes is remote; therefore, accrued interest has not been recorded since the fiscal year ended July 31, 1997.

Series B preferred stock - Series B preferred stock is currently unregistered and each share is convertible into shares of common stock at the election of the holder. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock. The stock has a liquidation preference of $2.00 per share together with an amount equal to, generally, $0.14 per share compounded annually at 7% per year from the filing date, less any dividends paid. Dividends on the Series B preferred stock are non-cumulative and payable at the annual rate of $0.14 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series B preferred stock.

Other significant stock activity - In conjunction with the acquisition of ITOCHU's debt (see Note 4), the Company's President purchased all of the outstanding common stock of ITOCHU Corporation, which totaled approximately 37,400,000 shares, for a purchase price of $1.

- --------------------------------------------------------------------------------
                                                                        Page F-9

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------

NOTE  8 -    STOCK OPTIONS AND WARRANTS

The 1993 Employee and Consultant Stock Plan expires in 2003. Under the Plan, the Company has reserved 30,000,000 shares of common stock for incentive and nonstatutory stock options. Options under the Plan expire over periods not to exceed ten years from date of grant. Options that expire or are canceled may become available for future grants under the Plan. In addition, the Company grants other nonstatutory stock options.

Under the Director Stock Option Plan, the Company reserved 150,000 shares of common stock for nonstatutory stock options for nonemployee directors. Options under this Plan are fully vested upon the granting of the options and expire ten years from the date of grant unless terminated sooner upon termination of the optionee's status as a director. Options that expire or are canceled may become available for future grants under the Director Option Plan. No options are outstanding under this Plan.

The 1996 Stock Option Plan reserves 45,000,000 shares for incentive and nonstatutory stock options during the period of the Plan, which expires in 2006. Options under the 1996 Plan expire over a period not to exceed ten years.

The following summarizes common stock option activity (shares in thousands):

                                               1996 Plan                        1993 Plan                         Other
                                     -------------------------------   -----------------------------   -----------------------------
                                       Shares           Price           Shares            Price         Shares            Price
                                     -----------   -----------------   ----------  -----------------   ---------   -----------------
Balance, July 31, 1999                    8,390     $  0.10 - 0.30        11,111       $ 0.10-0.60        1,495         $ 0.60-2.80

Granted                                  12,339     $         0.11             -              -               -                   -
Forfeited                                  (234)    $  0.11 - 0.30             -              -               -                   -
                                     -----------                       ----------                      ---------

Balance, December 31, 1999               20,495     $  0.10 - 0.30        11,111       $ 0.10-0.60        1,495         $ 0.60-2.80

Granted                                   3,600     $  0.17 - 0.30             -              -               -                   -
Exercised                                (3,286)    $  0.10 - 0.30             -       $      0.10            -                   -
Forfeited                                  (344)    $  0.10 - 0.30        (1,457)      $ 0.10-0.60            -                   -
                                     -----------                       ----------                      ---------

Balance, December 31, 2000               20,465     $  0.10 - 0.30         9,654       $ 0.10-0.60        1,495         $ 0.60-2.80
                                     ===========                       ==========                      =========

The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have increased by approximately $88,000 for the year ended December 31, 2000. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 124%, (3) risk-free interest rate of 5.25%, and (4) an expected life of the options of five years.

In July 1999, the Company issued 50,000,000 warrants in conjunction with the sale of common stock. The warrants are exercisable at $0.06 per share for an equal number of shares of common stock, and expire in July 2001.


- --------------------------------------------------------------------------------
                                                                       Page F-10

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------


NOTE  9 -    INCOME TAXES (in thousands)

Federal and state income tax regulations impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined by
Section 382 of the Internal Revenue Code of 1986. Ownership changes have occurred, with the changes limiting the future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, based upon the Company's past performance and the possible limitation on the future availability of net operating losses, as discussed above, a full valuation allowance is recorded against these deferred tax assets.

                                                        2000                     1999
                                                ---------------------    ---------------------
Deferred tax assets
      Federal tax loss carryforward                         $ 24,666                 $ 24,147
      State tax loss carryforward                                920                    2,378
      Basis difference                                         1,610                    1,610
      Other, net                                                 218                      214
                                                ---------------------    ---------------------

                                                              27,414                   28,349
Less valuation allowance                                      27,414                   28,349
                                                ---------------------    ---------------------

Net deferred tax asset                                      $      -                 $     -
                                                =====================    =====================

Net operating losses expire as follows:

                                           Net Operating Loss
                              ----------------------------------------------

Date of Expiration                  Federal                 California
- ------------------            ---------------------    ---------------------

       2001                               $     44                 $  4,541
       2002                                     11                    2,778
       2003                                     64                    1,541
       2004                                    322                      709
       2005                                    443                      655
       2006                                    680                        -
       2007                                  2,552                        -
       2008                                 24,221                        -
       2009                                 33,460                        -
       2010                                  9,083                      177
       2011                                  5,557                        -
       2012                                  2,998                        -
       2013                                  1,418                        -
       2014                                  1,965
       2015                                    322                        -
                              ---------------------    ---------------------

                                          $ 83,140                 $ 10,401
                              =====================    =====================

NOTE 10 -    EXTRAORDINARY ITEM

The Company has continued a program of negotiating a repayment of outstanding trade payables for less than the amounts originally recorded. The gain from these negotiated payments of $277,000 and $214,000 at December 31, 2000 and 1999, is reflected as an extraordinary item.

In consultation with legal counsel, the Company extinguished $1,274,000 of long-term payables under a provision of the California Code of Civil Procedures. The Code's statute of limitations precludes the ability of a creditor to commence an action to recover stale account balances. Upon reviewing the Code's provisions, the Company decided that conditions surrounding the application of the statute of limitations had been met. Accordingly, the December 31, 2000 extraordinary item reflects the gain from the extinguishments.


- --------------------------------------------------------------------------------
                                                                       Page F-11

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 2000 and 1999
- --------------------------------------------------------------------------------


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

The Company is a defendant in a lawsuit to extend the life of certain warrants. In May 1996, the Company issued approximately 13,333,000 warrants in exchange for services performed. The warrants were exercisable at $0.30 per share in cash, or could be exercised without the payment of cash if the average market value of the Company's common stock for the 20 consecutive trading days preceding the exercise date was equal to or greater that $0.60 per share, and the average trading volume was in excess of 100,000 shares per day for the same preceding 20 trading day period. The warrants expired, by their original terms, on May 1, 1997. The holders of these warrants claim the Company had agreed to extend the term of these warrants for as much as an additional five years. The Company believes these claims are without merit and that the warrants have expired.


NOTE 12 -    UNAUDITED SUMMARIZED FINANCIAL STATEMENTS

The unaudited statement of operations for the five months ended December 31, 1998, is as follows (in thousands):



STATEMENT OF OPERATIONS                                         1998
                                                        ---------------------

Net revenues                                                         $   867

Cost of revenues                                                         389
                                                        ---------------------

Gross profit                                                             478
                                                        ---------------------

Other costs and expenses
      Research and development                                            73
      Selling, general and administrative                                691
      Interest and financing fees                                        264
      Other (income)                                                     (35)
                                                        ---------------------

              Total other costs and expenses                             993
                                                        ---------------------

Net loss from continuing operations                                  $  (515)
                                                        =====================

Gain on debt restructuring                                                 -
                                                        ---------------------

Net loss                                                             $  (515)
                                                        =====================

Loss per common share                                                $ (0.01)
                                                        =====================



- --------------------------------------------------------------------------------
                                                                       Page F-12

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                        STATEMENTS OF OPERATIONS
                                              Years Ended July 31, 1999 and 1998
                             (In thousands, except for share and per share data)
- --------------------------------------------------------------------------------

                                                              1999                     1998
                                                       ---------------------    ---------------------
NET REVENUES                                                  $       2,774            $       1,938

COST OF REVENUES                                                      1,460                    2,765
                                                       ---------------------    ---------------------

GROSS PROFIT (LOSS)                                                   1,314                     (827)
                                                       ---------------------    ---------------------

OTHER COSTS AND EXPENSES
      Research and development                                          499                      445
      Selling, general and administrative                             1,141                    1,697
      Interest and financing fees                                       724                      665
      Gain on warranty accrual reevaluation                            (474)                       -
      Other (income)/expense                                            (41)                     (67)
      Acquisition of research and development          ---------------------    ---------------------

              Total other costs and expenses                          1,849                    2,740
                                                       ---------------------    ---------------------

LOSS FROM CONTINUING OPERATIONS                                        (535)                  (3,567)

EXTRAORDINARY ITEM - GAIN ON DEBT
      RESTRUCTURING                                                     140                       42
                                                       ---------------------    ---------------------

NET LOSS                                                      $        (395)           $      (3,525)
                                                       =====================    =====================

PER COMMON SHARE
      Loss from continuing operations                         $       (0.01)           $       (0.02)
      Gain on debt restructuring                                          -                        -
                                                       ---------------------    ---------------------

                                                              $       (0.01)           $       (0.02)
                                                       =====================    =====================

WEIGHTED AVERAGE OF COMMON SHARES
      OUTSTANDING                                             $ 152,076,615            $ 151,265,026
                                                       =====================    =====================

See accompanying notes.
- --------------------------------------------------------------------------------
                                                                       Page F-13


                                                             ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                 Years Ended July 31, 1999 and 1998
                                                                                                     (In thousands)
- -------------------------------------------------------------------------------------------------------------------
                                                  PREFERRED STOCK
                                   -----------------------------------------------
                                          SERIES A                SERIES B               COMMON STOCK
                                   ----------------------- -----------------------  -----------------------
                                    SHARES       AMOUNT      SHARES      AMOUNT       SHARES      AMOUNT
                                   ----------  ----------- -----------  ----------  -----------  ----------
Balance, July 31, 1997                 3,621      $ 2,630       1,340     $ 2,682      151,068    $ 68,267

Common Stock Transactions

 Conversion of Series A preferred stock (300)        (372)          -           -          300         372
 Conversion of Series B preferred stock    -            -         (49)        (98)         324          98
 Stock for services                        -            -           -           -           75           5
Net Loss                                   -            -           -           -            -           -
                                   ----------  ----------- -----------  ----------  -----------  ----------

Balance, July 31, 1998                 3,321        2,258       1,291       2,584      151,767      68,742

Common Stock Transactions

 Conversion of Series A preferred stock  (62)         (67)          -           -           62          67
 Conversion of Series B preferred stock    -            -         (49)        (98)         163          98
 Sale of stock                             -            -           -           -       83,333       2,375
 Conversion of debt                        -            -           -           -       16,667         219
 Issuance of common stock warrants         -            -           -           -            -           -
Debt forgiveness by stockholder            -            -           -           -            -           -
Net Loss                                   -            -           -           -            -           -
                                   ----------  ----------- -----------  ----------  -----------  ----------

Balance, July 31, 1999                 3,259      $ 2,191       1,242     $ 2,486      251,992    $ 71,501
                                   ==========  =========== ===========  ==========  ===========  ==========


                                         ADDITIONAL
                                           PAID-IN         STOCK NOTES       ACCUMULATED
                                           CAPITAL         RECEIVABLE          DEFICIT           TOTAL
                                        ---------------  ----------------  -----------------  ------------
Balance, July 31, 1997                                 -          $ (1,149)         $ (81,525)     $ (9,095)

Common Stock Transactions

 Conversion of Series A preferred stock                -                 -                  -             -
 Conversion of Series B preferred stock                -                 -                  -             -
 Stock for services                                    -                 -                  -             5
Net Loss                                               -                 -             (3,525)       (3,525)
                                          ---------------  ----------------  -----------------  ------------

Balance, July 31, 1998                                 -            (1,149)           (85,050)      (12,615)

Common Stock Transactions

 Conversion of Series A preferred stock                -                 -                  -             -
 Conversion of Series B preferred stock                -                 -                  -             -
 Sale of stock                                         -                 -                  -         2,375
 Conversion of debt                                    -                 -                  -           219
 Issuance of common stock warrants                   406                 -                  -           406
Debt forgiveness by stockholder                    2,694                 -                  -         2,694
Net Loss                                               -                 -               (395)         (395)
                                         ---------------  ----------------  -----------------  ------------

Balance, July 31, 1999                           $ 3,100          $ (1,149)         $ (85,445)     $ (7,316)
                                          ===============  ================  =================  ============

See accompanying notes.
- -------------------------------------------------------------------------------------------------------------
                                                                                                    Page F-14

                                                       ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                                                    STATEMENTS OF CASH FLOWS
                                                                          Years Ended July 31, 1999 and 1998
                                                                                              (In thousands)
- ------------------------------------------------------------------------------------------------------------
                                                                      1999                     1998
                                                                  -----------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                              $ (395)                $ (3,525)
      Adjustments to reconcile net loss to net cash
          from operating activities:
              Depreciation and amortization                                    179                      212
              Change in allowance for doubtful accounts                       (108)                      (7)
              Provision to reduce inventory values                             (36)                     949
              Gain on debt restructuring                                      (140)                     (42)
              Changes in valuation allowances and reserves                    (640)                    (368)
              Stock issued in settlement of legal claim                          -                        5
              Loss of disposal of equipment                                      -                      353
          Change in operating assets and liabilities:

              Accounts receivable                                             (560)                     753
              Inventories                                                      329                      371
              Note receivable                                                  250                        -
              Prepaids and other current assets                                 32                      191
              Accounts payable and accrued expenses                            678                      491
              Customer deposits                                               (387)                     343
                                                                  -----------------    ---------------------

                  Net cash from operating activities                          (798)                    (274)
                                                                  -----------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of property, plant and equipment                                (1)                      (8)
      Proceeds from sale of equipment                                            -                       35
                                                                  -----------------    ---------------------

                  Net cash from investing activities                            (1)                      27
                                                                  -----------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on capital leases                                                 -                      (20)
      Borrowings on notes payable                                              400                      200
      Proceeds from issuance of common stock                                 2,600                        -
                                                                  -----------------    ---------------------

                  Net cash from financing activities                         3,000                      180
                                                                  -----------------    ---------------------

NET INCREASE (DECREASE) IN CASH                                              2,201                      (67)

CASH

      Beginning of year                                                        266                      333
                                                                  -----------------    ---------------------

      End of year                                                           $2,467                 $    266
                                                                  =================    =====================


SUPPLEMENTAL CASH-FLOW INFORMATION

      Cash paid during the year for interest                                $    -                 $      3

NON-CASH INVESTING AND FINANCING ACTIVITIES

      Conversion of Series A preferred stock to common stock                $   68                 $    372
      Conversion of Series B preferred stock to common stock                $   98                 $     98
      Issuance of warrants                                                  $  406                 $      -
      Decrease in capital lease payable due to cancellation                 $    -                 $    190
      Conversion of investment to note receivable                           $    -                 $    250
      Conversion of debt to common stock                                    $  400                 $      -


See accompanying notes.
- ------------------------------------------------------------------------------------------------------------
                                                                                                   Page F-15

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          July 31, 1999 and 1998
- --------------------------------------------------------------------------------

NOTE  1 -    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - Enova Systems, Inc. was incorporated in 1976 in California as Solar Electric Engineering, Inc., and in 1994 changed its name to U. S. Electricar, Inc. Prior to fiscal year 1998, the Company produced and sold electric vehicles. In 1998, the Company began to focus its efforts on the development of electric drive trains and related components for electric vehicles and hybrid systems, vehicle systems integration and the performance of various engineering contracts.

Warranties - Electric vehicle warranties were provided by the Company and generally extended for one year from the time of sale. Warranties for substantially all vehicles sold by the Company had elapsed, resulting in a $474,000 gain in 1999 concurrent with the reevaluation of the warranty accrual.

Revenue recognition - Revenue from the sale of electric vehicles was recognized when the vehicle was delivered to the customer. Revenue on engineering and research and development contracts was recognized at the completion of specified engineering or billing milestones.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with Series A and B preferred stock, stock options, warrants and convertible notes and bonds, which are exercisable into shares of common stock, could have potentially diluted earnings per share in future years.

Concentrations of risk - The Company's largest customer, Hyundai, was also a stockholder holding less than 5% of the outstanding common stock. Hyundai accounted for approximately 90% of total revenues for the year ended July 31, 1999.

Significant estimates - The preparation of financial statements in conformity with generally accepted accounting principles required the Company to make estimates and assumptions affecting the reported amounts of revenues and expenses. The amounts estimated could differ from actual results, and the difference could have had significant impact on the financial statements.

Income taxes - Deferred income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. At July 31, 1999 the Company had, in addition to temporary differences, net operating loss carryforwards of $80,904,000 and $26,299,000 for federal and state purposes. The net operating loss carryforwards began expiring in 2000. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, based upon the Company's past performance and the possible limitation on the future availability of net operating losses, as discussed above, a full valuation allowance is recorded against these deferred tax assets.

Federal and state income tax regulations impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined by
Section 382 of the Internal Revenue Code of 1986. Ownership changes have occurred, with the changes limiting the future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

Stock-based compensation - The Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of
Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings or loss per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.


- --------------------------------------------------------------------------------
                                                                       Page F-16

                          ENOVA SYSTEMS, INC. (Formerly, U. S. Electricar, Inc.)
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                          July 31, 1999 and 1998
- --------------------------------------------------------------------------------

NOTE  2 -    CAPITAL LEASE

The Company acquired substantially all the tangible and intangible assets and assumed certain liabilities of Systronix Corporation (Systronix) in October 1996. Systronix was a developer of technologically advanced electric propulsion systems for electric-powered vehicles. The purchase was reported using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition. Included in the acquisition was the assumption of a purchase contract for a high performance dynamometer. This acquisition was financed through a capital lease. The lease required monthly payments of $22,000 and was scheduled to mature in May 1998. The Company was unable to continue making the monthly lease payments and the dynamometer was returned to the manufacturer, who was the holder of the lease. The excess of the undepreciated capital asset's cost over the remaining liability, which totaled $249,000, was charged to expense in 1998.


NOTE  3 -    STOCK OPTIONS AND WARRANTS

The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been increased by approximately $640,700 and $549,900 for the years ended July 31, 1999 and 1998. The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%,
(2) expected volatility of 164%, (3) risk-free interest rate of 5.88% to 6.59%, and (4) an expected life of the options of five years.

In July 1999, the Company issued 50,000,000 warrants in conjunction with the sale of common stock. The warrants were exercisable at $0.06 per share for an equal number of shares of common stock, and expire in June 2004. The Company determined the fair value of the warrant to be $406,000. Factors used in determining the fair value included: (1) the effect on the stock price if the warrants were exercised, (2) the thinly traded nature of the stock, (3) the market for the warrants, and (4) the rate of return expected by the warrant holders.

Revenue received under the development agreements recognized for the period ended July 31, 1999, was approximately $1,954,000. Related expenses are recorded in cost of revenues.


- --------------------------------------------------------------------------------
                                                                       Page F-17