Form 10-Q
period 2001-03-31
ENOVA SYSTEMS INC
filed 2001-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended March 31, 2001

                                       or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ____________ To _______________.


                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of May 13, 2001, there were 244,316,000 shares of Common Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)......................................3

         Balance Sheets:
         March 31, 2001 and December 31, 2000..................................3

         Statements of Operations:
         Three months ended March 31, 2001 and 2000............................4

         Statements of Cash Flows:
         Three months ended March 31, 2001 and 2000............................5

         Notes to Financial Statements:
         for the Three months ended March 31, 2001 and 2000....................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................14
Item 2.  Changes in Securities and Use of Proceeds............................14
Item 3.  Defaults upon Senior Securities......................................14
Item 4.  Submission of Matters to a Vote of Security Holders..................14
Item 5.  Other Information....................................................14
Item 6.  Exhibits and Reports on Form 8-K.....................................14


SIGNATURE.....................................................................15

EXHIBIT INDEX ................................................................16

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         As of              As of
                                                                                                        March 31,       December 31,
                                                                                                          2001              2000
                                                                                                        --------          --------
ASSETS                                                                                                (Unaudited)
CURRENT ASSETS:
       Cash                                                                                             $    521          $  1,310
       Accounts receivable                                                                                 1,437             1,004
       Inventory                                                                                             683               406
       Stockholder receivable                                                                                 25                25
       Prepaids and other current assets                                                                     126                68
                                                                                                        --------          --------
             Total Current Assets                                                                          2,792             2,813

PROPERTY, PLANT AND EQUIPMENT - NET                                                                          187               214
OTHER ASSETS                                                                                                  68                67
                                                                                                        --------          --------
TOTAL ASSETS                                                                                            $  3,047          $  3,094
                                                                                                        ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                                 $    266          $    106
       Accrued payroll and related expense                                                                   338               301
       Other accrued expenses                                                                                111               119
       Bonds and notes payable                                                                               120               129
                                                                                                        --------          --------
             Total Current Liabilities                                                                       835               655

ACCRUED INTEREST PAYABLE                                                                                     543               514
LONG TERM PAYABLES                                                                                           210               210
CAPITAL LEASE OBLIGATIONS                                                                                     37                31
LONG TERM DEBT                                                                                             3,332             3,332
                                                                                                        --------          --------
TOTAL LIABILITIES                                                                                       $  4,957          $  4,742
                                                                                                        --------          --------
SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       2,844,000 shares issued and outstanding at 3/31/01 and 12/31/00                                     1,867             1,867
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,000 shares issued and outstanding at 3/31/01 and 12/31/00                                     2,434             2,434
       Stock notes receivable                                                                             (1,149)           (1,149)
       Common Stock - No par value; 500,000,000 shares authorized; 244,316,000
       and 244,249,000 shares issued and outstanding at 3/31/01 and 12/31/00                              75,685            75,680
       Common stock subscribed                                                                                15                13
       Additional paid-in capital                                                                          6,372             6,372
       Accumulated deficit                                                                               (87,134)          (86,865)
                                                                                                        --------          --------
             Total Shareholders' (Deficit)                                                                (1,910)           (1,648)
                                                                                                        --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                                           $  3,047          $  3,094
                                                                                                        ========          ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31
                                                 ------------------------------
                                                      2001             2000
                                                 -------------    -------------
NET SALES                                        $       1,115    $         630

COST OF SALES                                              658              457
                                                 -------------    -------------

GROSS MARGIN                                               457              173
                                                 -------------    -------------

OTHER COSTS AND EXPENSES:
      Research & development                               267              107
      Selling, general & administrative                    448              411
      Interest and financing fees                           28               68
      Other (income)/expense                                 0               (9)
      Interest income                                      (16)             (23)
                                                 -------------    -------------

           Total other costs and expenses                  727              554
                                                 -------------    -------------


LOSS FROM CONTINUING OPERATIONS                  $        (270)   $        (381)
                                                 -------------    -------------

GAIN ON DEBT RESTRUCTURING                                   0              127

NET LOSS                                         $        (270)   $        (254)
                                                 =============    =============
NET LOSS PER COMMON SHARE:                       $       (0.01)   $       (0.01)
                                                 =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        244,271,333      232,627,663

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Three Months Ended March 31
                                                                                                       ----------------------------
                                                                                                         2001                 2000
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $  (269)             $  (252)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                             46                   35
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                 (433)                (112)
      Inventory                                                                                           (277)                 (20)
      Stockholder receivable                                                                                 0                   38
      Prepaids and other assets                                                                            (58)                   7
      Accounts payable and accrued expenses                                                                218                 (337)
                                                                                                       -------              -------
               Net cash used by operating activities                                                      (773)                (641)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                              (19)                 (12)
                                                                                                       -------              -------
               Net cash  used by investing activities                                                      (19)                 (12)
                                                                                                       -------              -------

FINANCING:
 Issuance of notes payable                                                                                  (3)                   0
 Re-purchase of common stock                                                                                 0                 (100)
 Proceeds from issuance of common stock                                                                      6                1,244
                                                                                                       -------              -------
               Net cash provided by financing activities                                                     3                1,155
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                           (789)                 502

CASH AND EQUIVALENTS:

 Beginning of period                                                                                     1,310                1,465
                                                                                                       -------              -------

 End of period                                                                                         $   521              $ 1,967
                                                                                                       =======              =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                 Three Months
                                                                Ended March 31
                                                               -----------------
                                                               2001         2000
                                                               ----         ----

Cash paid for interest                                         $--          $23


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock       $--          $50
  Conversion of debt to common stock                           $--          $ 6
  Conversion of accrued interest to equity                     $--          $39
  Issuance of common stock for services                        $ 1          $17

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2001 and the interim results of operations and cash flows for the three months ended March 31, 2001 have been included. The balance sheet at December 31, 2000, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2000 and March 31, 2001 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2000, which are included in the Company's Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three months ended March 31, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                                   March 31,        December 31,
                                                      2001              2000
                                                      ----              ----
                                                   (unaudited)

Raw materials                                          683               406
                                                      $683              $406
                                                      ====              ====


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):

                                                      March 31,     December 31,
                                                         2001           2000
                                                       -------        -------

Secured  subordinated  promissory  note - CMAC  as
exclusive  agent  for   Non-Qualified   Creditors;
interest at 3% for the first 5 years, 6% for years
6 and 7, and then at prime plus 3% through date of
maturity;  interest payments are made upon payment
of principal,  with  principal and interest due no
later  than  April  2016;  with an  interest  in a
sinking  fund  escrow  with a zero  balance  as of
December 31, 2000 and March 31, 2001.  The sinking
fund  escrow  requires  the  Company  to fund  the
account  with  10%  of  future  equity  financing,
including convertible debt converted to equity.          3,332          3,332

Other                                                      120            120
                                                       -------        -------
                                                         3,452          3,452

                                                           120            120
                                                       -------        -------
Less current maturities                                $ 3,332        $ 3,332
                                                       =======        =======

                               ENOVA SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2000. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

In January 2001, the Company engaged the services of Merrill Lynch to assist Enova in bringing in new investment capital as well as achieving full NASDAQ listing for its stock. The Company currently is listed on the NASDAQ OTC Bulletin Boards under the symbol ENVA. Merrill Lynch advisors have been actively meeting with the Company's management and Board of Directors to implement a strategy to achieve these goals and increase the Company's market value.

The Company is working with Ecostar Electric Drive Systems, a joint venture of Ford, Daimler Chrysler and Ballard Power to develop and manufacture low voltage electric drive system components for use in Ford's Global Th!nk City. Ford has announced that an all electric vehicle is scheduled to be introduced in early 2002 for markets in North America. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The prototype systems are currently undergoing pre-production testing and validation in the Ford Th!nk city car. Enova continues to develop its relationship with Hyundai, Ecostar and other OEMs and Tier-One suppliers for sales of its automotive products. The Company offers its modular drive systems to Original Equipment Manufacturers or OEMs and other customers. These drive systems have been installed in various vehicles operating in North America, Europe and Asia.

Enova is effecting a marketing strategy to penetrate global alternative markets for its drive system and its electric power management components. Enova has entered into a development, manufacturing and marketing agreement with Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, to develop, manufacture and integrate pure electric and hybrid electric drive systems into Wrights' low floor, mid-size buses for sale in the United Kingdom and the European Continent. Enova has delivered both a hybrid electric (utilizing the Capstone Microturbine as its power source) and a pure electric PantherTM 120kW drive system to Wrights for integration into their Crusader II bus.

Enova has also delivered two of its 120 kW hybrid drive systems to Eco Power Technology (EPT) in Italy. The Company has also completed its 40kW Fast Charger system and will deliver it to EPT upon completion of final testing. EPT has prospectively ordered an additional 15 120kW hybrid systems and 3 additional fast charger units. EPT is an integrator of medium size transit buses for the Italian shuttle bus market.

The Company is pursuing, with fuel cell manufacturers, the development of power management systems for stationary power fuel cell applications. It is the Company's belief that utilizing its power management systems for stationary applications for fuel cells will open new markets for Enova. The Company has begun initial discussions with various fuel cell manufacturers for Enova to provide power processing and fuel cell energy management systems.

Enova's alliance with Capstone Turbine jointly develop and market hybrid electric drive systems using Capstone's microturbine continues to create new opportunities. The Company is teamed with Capstone to use their microturbines in Enova's drive systems for Wrights Bus and EPT as well as other potential customers being sought by both Enova and Capstone.

The Company's engineering contracts with the U. S. Government's Defense Advanced Research Project Agency, or DARPA, and the Department of Transportation, or DOT, continue to progress on schedule. These programs include the development of an airport electric passenger tram system for the Honolulu Airport and an EV commercialization program for the State of Hawaii. The Company's contract with the U.S. Department of Transportation to design and test this tram system utilizes the Panther 120kW drive system. The tram is being developed in conjunction with APS, an electric bus manufacturer in Oxnard, California. This tram, capable of carrying 100 passengers, is anticipated to be delivered in the second quarter of 2001 to the Honolulu, Hawaii Airport for test and evaluation. The Company intends to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications. The commercialization program has been enhanced to include the testing of 15 Hyundai Santa Fe electric vehicles in Honolulu Hawaii prior to their entry into the U.S. markets. An agreement has been signed between the State of Hawaii, Hyundai Motor Company and Enova to implement the Santa Fe evaluation program which will include fast charge capabilities.

Additionally, the Company is integrating, in conjunction with DOT and the State of Hawaii, its drive systems into several vehicles. Enova is integrating a PantherTM 120kW drive system into an Enoa trolley for evaluation in the Hawaii tourist market. Enoa is a major in the Hawaii tourist industry providing scenic transportation services to the islands. Enova will also be upgrading eight Chevrolet S-10 trucks owned by the City of Honolulu to its PantherTM 60kW drive system including its Battery Care Unit (BCU-II) to incorporate fast-charge capability for Hawaii. Finally, the Company is converting an Eldorado 30-foot bus utilizing its PantherTM 120kW drive system for the Hickam Air Force base in Honolulu, Hawaii. All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. Department of Transportation and State of Hawaii.

The development of Enova's 240kW drive system continues to progress. Enova is working in conjunction with other leading edge motor and gear manufacturers to develop a truly robust, efficient and powerful drive system for heavy-duty applications including transit buses, heavy-duty trucks and other applications. The Company is continually creating new alliances in these markets for introduction in early 2002.

The Company continues to build on its relationship with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer, with engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. The Company recently completed it Fuel Cell EV program with HMC and is developing other programs with HMC to develop hybrid and fuel cell powered drive systems.

The Company's stationary power development of its power management systems is also moving forward. In the stationary power management field, Enova is developing applications for its products in the telecommunications and distributed generation markets. Enova has presented its concepts to various fuel cell manufacturers and other key players in the energy field and believes new products and marketing opportunities will come from these alliances in the near future.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the Company's strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet the Company's obligations as they came due. The Company has therefore had to raise funds through several financial transactions. At least until the Company reaches breakeven volume in sales and develops and/or acquires the capability to manufacture and sell its products profitably, it will need to continue to rely on cash from external financing. The Company anticipates that it will require additional outside financing to meet research and development expenditures for the foreseeable future.

During the three months ended March 31, 2001, the Company spent $773,000 in cash on operating activities to fund the net loss of $270,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $443,000 due to increased activity pertaining to the Ecostar program, the Company having completed the final phase of the prototype development and has begun to manufacture, with Hyundai Autonet, the confirmation prototype hardware. Inventory increased by $277,000 from December 31, 2000 for the Ecostar program as well as the Hawaii airport tram program and other programs.

Current liabilities increased by a net of $218,000 due to purchases made in connection with various on-going development programs. Interest accruing on notes payable decreased by $40,000 for the three months ended March 31, 2001 compared with the similar period in 2000 due the elimination of the Carl Perry note, previously the Itochu note.

The operations of the Company during the first quarter of fiscal 2001 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by prior equity financings. It is management's intention to continue its debt restructuring and support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of May 13 2001, the Company has been advised that Jagen Pty., Ltd. intends to exercise its warrants for 41,666,667 shares of common stock by the end of May 2001 for a total infusion of $2.5 million.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations.

RESULTS OF OPERATIONS

Net sales in the three months ending March 31, 2001 increased by $485,000 from the corresponding quarter in 2000. The increase as compared with the prior year was due to the Company's expanded customer base and its increasing penetration into domestic and international markets for its electric and hybrid-electric power management systems and technology. Development contracts with Hyundai Motor Company, Ecostar Electric Drive Systems (for the Ford Th!nk city Car) and the U.S. Government account for a majority of the Company's sales in the first quarter of 2001.

Cost of sales in the quarter ended March 31, 2001 increased to $658,000 compared to cost of sales of $457,000 for the same three month period in 2000. The increase corresponds to increased sales over the similar period in 2000. The gross profit margin increased due to the nature of the sales in the first quarter which were primarily engineering development of the Ecostar system.

Research and development expense increased in the first quarter of 2001 to $267,000 as compared with $107,000 in the first quarter of 2000. Enova continually seeks to increase its technical staff for development of the new products and enhancement of existing products including the 240kW drive system, the Fuel Cell Care Unit and other mobile and stationary power management applications.

Selling, general and administrative expense increased $37,000 for the three months ended March 31, 2001 from the previous year's comparable period. The
Company continues to expand its sales and marketing efforts to attract new customers and partners for the sale and distribution of its products. Enova has begun to increase its public image by attending various trade shows, investment seminars and government technical symposiums. These events are sponsored by major industry groups (Electric Vehicle Association of America), investment banks (Merrill Lynch, Credit Suisse) and governmental agencies (U.S. Department of Transportation and U.S. Department of Energy).

Interest and financing fees decreased to $28,000 in the first quarter of 2001 from $68,000 in the first quarter of 2000. Interest costs have decreased due to the reduction of outstanding debt.

The Company incurred a net loss from continuing operations of $270,000 in the first quarter of 2001 compared to a net loss of $381,000 in the first quarter of 2000.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $87,134,000 at March 31, 2001. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended March 31, 2001 and 2000, the Company had net losses of $270,000 and $254,000 respectively on sales of $1,115,000 and $630,000, respectively.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In June 2000, a lawsuit, Fontal International, Ltd. versus Enova Systems, Inc., a California Corporation, was filed in the United States District Court, Central District of California. The suit alleges breach of contract with respect to certain warrants to purchase 10,833,332 shares of Enova System's common stock.(1) The suit seeks to have Enova Systems issue 10,000,000 shares of common stock for release of said warrants or to have Enova Systems declare that the exercise period for said warrants is extended for five years from the date of delivery. The suit also seeks unspecified monetary damages. The Company maintains that these warrants have expired and therefore the plaintiff has no claim to them.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits:

        None

(b)     Reports on Form 8-K

        The Company filed no current reports on Form 8-K during the quarter ended March 31, 2001.

(1) In May 1996, the Company issued warrants to Fontal. The warrants were exercisable at $0.30 per share in cash, or could be exercised without the payment of cash if the average market value of the Company's common stock for the 20 consecutive trading days preceding the exercise date was equal to or greater than $0.60 per share, and the average trading volume was in excess of 100,000 share per day for the same preceding 20 trading day period. The warrants expired, by their original terms, on May 1, 1997. The holders of these warrants claim the Company had agreed to extend the term of these warrants for as much as an additional five years. The Company believes these claims are without merit and that the warrants have expired.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 2001

ENOVA SYSTEMS, INC.
(Registrant)



                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
    (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                Description                                  Page No.
--------------------------------------------------------------------------------
None