Form 10-Q
period 2001-06-30
ENOVA SYSTEMS INC
filed 2001-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30. 2001
                                        -------------

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

                  19850 South Magellan Drive Torrance, CA 90502
              (Address of Principal Executive Offices and Zip Code)
        Registrant's telephone number, including area code (310) 527-2800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of August 10, 2001, there were 295,890,735 shares of Common Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
PART 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)...............................3

            Balance Sheets:
            June 30, 2001 and December 31, 2000............................3

            Statements of Operations:
            Three and Six months ended June 30, 2001 and 2000..............4

            Statements of Cash Flows:
            Six months ended June 30, 2001 and 2000........................5

            Notes to Financial Statements:
            for the Six months ended June 30, 2001 and 2000................7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................9

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.....13


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ............................................14
Item 2.     Changes in Securities and Use of Proceeds.....................14
Item 3.     Defaults upon Senior Securities...............................14
Item 4.     Submission of Matters to a Vote of Security Holders...........14
Item 5.     Other Information.............................................14
Item 6.     Exhibits and Reports on Form 8-K..............................14


SIGNATURE   ..............................................................15

Exhibits.   Exhibits 10.1.................................................16

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------
                                                                                  As of            As of
                                                                              June 30, 2001   December 31, 2000
                                                                              -------------   -----------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                                                      $  2,613          $  1,310
       Accounts receivable                                                            888             1,004
       Inventory                                                                      866               406
       Stockholder receivable                                                           0                25
       Prepaids and other current assets                                               84                68
                                                                                 --------          --------
             Total Current Assets                                                   4,451             2,813

PROPERTY, PLANT AND EQUIPMENT - NET                                                   178               214
OTHER ASSETS                                                                          676                67
                                                                                 --------          --------
TOTAL ASSETS                                                                     $  5,305          $  3,094
                                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                          $    255          $    106
       Accrued payroll and related expense                                            332               301
       Other accrued expenses                                                          62               119
       Bonds and notes payable                                                        120               129
                                                                                 --------          --------
             Total Current Liabilities                                                769               655
ACCRUED INTEREST PAYABLE                                                              571               514
LONG TERM PAYABLES                                                                    202               210
CAPITAL LEASE OBLIGATIONS                                                              34                31
LONG TERM DEBT                                                                      3,332             3,332
                                                                                 --------          --------
TOTAL LIABILITIES                                                                $  4,908          $  4,742
                                                                                 --------          --------

SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       2,844,000 shares issued and outstanding at 6/30/01 and 12/31/00              1,867
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,000 shares issued and outstanding at 6/30/01 and 12/31/00              2,434
       Stock notes receivable                                                      (1,306)           (1,149)
       Common Stock - No par value; 500,000,000 shares authorized; 287,557,401
       and 244,249,000 shares issued and outstanding at 6/30/01 and 12/31/00       75,680
       Common stock subscribed                                                          0                13
       Additional paid-in capital                                                   6,949             6,372
       Accumulated deficit                                                        (87,922)          (86,865)
                                                                                 --------          --------
             Total Shareholders' (Deficit)                                            397            (1,648)
                                                                                 --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                    $  5,305          $  3,094
                                                                                 ========          ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------
                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30                               June 30
                                                        -------------------------------------    -----------------------------------
                                                               2001                2000               2001                2000
                                                        -----------------    ----------------    ---------------     ---------------
NET SALES                                                 $         770       $         544       $       1,887       $       1,174

COST OF SALES                                                       505                 430               1,164                 887

                                                          -------------       -------------       -------------       -------------
GROSS MARGIN                                                        265                 114                 723                 287
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
      Research & development                                        239                 110                 498                 281

      Selling, general & administrative                             823                 594               1,290                 810

      Interest and financing fees                                    30                  28                  59                  96

      Other (income)/expense                                         (1)               (165)                 (1)                 (9)

      Interest income                                               (15)                (22)                (31)                (45)

                                                          -------------       -------------       -------------       -------------
           Total other costs and expenses                         1,076                 545               1,815               1,133
                                                          -------------       -------------       -------------       -------------


LOSS FROM CONTINUING OPERATIONS                           $        (811)      $        (431)      $      (1,092)      $        (846)
                                                          -------------       -------------       -------------       -------------

GAIN ON DEBT RESTRUCTURING                                           35                 127                  35                 277

NET LOSS                                                  $        (776)      $        (304)      $      (1,057)      $        (569)
                                                          =============       =============       =============       =============
NET LOSS PER COMMON SHARE:                                $       (0.01)      $       (0.01)      $       (0.01)      $       (0.01)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 255,130,114         228,375,554         255,130,114         228,375,554

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------


                                                                                                   Six Months Ended June 30
                                                                                          ----------------------------------------
                                                                                                2001                    2000
                                                                                          ---------------        -----------------
OPERATIONS
 Net loss                                                                                       $(1,057)             $  (569)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                      79                   74
  Gain on Debt Restructuring                                                                        (35)                (277)
  Stock issued for Services                                                                          18
  Change in operating assets and liabilities:
      Accounts Receivable                                                                           116                 (114)
      Inventory                                                                                    (460)                 (66)
      Stockholder receivable                                                                         25                   38
      Prepaids and other assets                                                                     (48)                  23
      Accounts payable and accrued expenses                                                         207                 (307)
                                                                                                -------              -------
               Net cash used by operating activities                                             (1,155)              (1,198)
                                                                                                -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                       (43)                 (57)
                                                                                                -------              -------
               Net cash used by investing activities                                                (43)                 (57)
                                                                                                -------              -------

FINANCING:
 Net borrowing on leases and notes payable                                                           (6)                   0
 Re-purchase of common stock                                                                          0                 (100)
 Proceeds from issuance of common stock                                                           2,507                1,367
                                                                                                -------              -------
               Net cash provided by financing activities                                          2,501                1,267
                                                                                                -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                   1,303                   12

CASH AND EQUIVALENTS:

 Beginning of period                                                                              1,310                1,465
                                                                                                -------              -------

 End of period                                                                                  $ 2,613              $ 1,477
                                                                                                =======              =======

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------


                                                                                     Six Months Ended June 30,
                                                                              --------------------------------------
                                                                                   2001                   2000
                                                                              ---------------         --------------
Cash paid for interest                                                             $  --                 $  38


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                           $  --                 $  87
  Conversion of Series A preferred stock to common stock                           $  --                 $  52
  Conversion of debt to common stock                                               $  --                 $  14
  Conversion of accrued interest to equity                                         $  --                 $  39
  Issuance of common stock for services                                            $  18                 $  27
  Issuance of common stock for receivables                                         $ 157                 $  --


                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                 For the Six Months Ended June 30, 2001 and 2000


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2001 and the interim results of operations and cash flows for the three and six months ended June 30, 2001 have been included. The balance sheet at December 31, 2000, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2000 and June 30, 2001 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Warranty reserves and certain accrual expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential anti-dilution exists in earnings per share for the six months ended June 30, 2001 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting anti-dilution in the net loss per share, when compared to the loss of $0.01 currently reflected in the financial statements for the six months ended June 30, 2001, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and six months ended June 30, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                June 30, 2001                  December 31, 2000
                                 (unaudited)                   -----------------
                                -------------

Raw materials                         631                             406
Work in Process                       152                               -
Finished Goods                         83                               -

                                     $866                            $406
                                     ====                            ====

NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
for the  first 5 years,  6% for  years 6
and 7, and then at prime plus 3% through
date of maturity;  interest payments are
made upon  payment  of  principal,  with
principal and interest due no later than
April  2016;   with  an  interest  in  a
sinking  fund escrow with a zero balance
as of  December  31,  2000  and June 30,
2001.  The sinking fund escrow  requires
the Company to fund the account with 10%
of future  equity  financing,  including
convertible  debt converted to equity at
the investor's option.                            3,332              3,332


Other                                               120                120
                                                _______             ______

                                                  3,452              3,452

Less current maturities                             120                120
                                                _______             ______
                                                $ 3,332             $3,332
                                                =======             ======

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

Enova Systems believes it is a leader in the development and production of commercial digital power management systems. The Company's business activities focus on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts for government and commercial enterprises.

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

The Company's development and production program with Ecostar Electric Drive Systems, a joint venture of Ford, Daimler Chrysler and Ballard Power, for low voltage electric drive system components for use in Ford's Global Th!nk City is progressing as planned. Ecostar has announced that an all electric vehicle is scheduled to be introduced in the 2nd quarter of 2002 for markets in North America. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The final prototype systems are currently undergoing pre-production testing and validation in the Ford Th!nk vehicle. Enova plans to provide production systems for Ecostar in early 2002.

Enova continues to expand its alliances with Hyundai, Ford, other Original Equipment Manufacturers or OEMs and Tier-One suppliers for sales of its automotive products. The Company offers its modular drive systems to OEMs and other customers. These drive systems have been installed in various passenger vehicles and buses operating in North America, Europe and Asia.

Enova has successfully integrated its newest hybrid electric PantherTM 120kW drive system (utilizing the Capstone Microturbine as its power source) with Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom. This is the initial delivery to Wrights as part of the Company's agreement to manufacture and integrate pure electric and hybrid electric drive systems into Wrights' low floor, mid-size buses for sale in the United Kingdom and the European Continent. Enova has additionally delivered a pure electric PantherTM 120kW drive system to Wrights for integration into their Crusader II bus.

Enova has also delivered two of its 120 kW hybrid drive systems to Eco Power Technology (EPT) in Italy along with its 40kW Fast Charger system. EPT is currently evaluating these systems and intends to purchase additional systems during the 3rd and 4th quarter of 2001. EPT is an integrator of medium size transit buses for the European shuttle bus market with key contacts in Rome and Genoa.

The  Company's  stationary  power  programs  continue to attract  new  potential partners and customers from both fuel cell manufacturers and petroleum companies. It is the Company's belief that utilizing its power management systems for stationary applications for fuel cells will open new markets for Enova. Enova is developing applications for its products in the telecommunications and distributed generation markets. The Company discussions are progressing well and we anticipate an initial development contract within six months.

The Company continues to attract new development and integration contracts with the U. S. Government's Department of Transportation, or DOT. Enova, Hyundai Motor Company and the State of Hawaii introduced 15 Hyundai Santa Fe electric vehicles in Honolulu Hawaii for test and evaluation prior to their entry into the U.S. markets. The program will utilize Hawaii's rapid charging stations, manufactured by AeroVironment, now being installed. Governor Cayetano of Hawaii. Hyundai Motor Company management and various other state and local dignitaries were on hand for the dedication ceremonies in July, 2001.

Additionally, the Company is integrating, in conjunction with DOT and the State of Hawaii, its drive systems into several vehicles. Enova completed the manufacture and integration of a PantherTM 120kW drive system into an Enoa trolley for evaluation in the Hawaii tourist market. Enoa is a major player in the Hawaii tourist industry providing scenic transportation services to the islands. Enova will also be upgrading eight Chevrolet S-10 trucks owned by the City of Honolulu to its PantherTM 60kW drive system including its Battery Care Unit (BCU-II) to incorporate fast-charge capability for Hawaii. Also, the Company is converting an Eldorado 30-foot bus utilizing its PantherTM 120kW drive system for the Hickam Air Force base in Honolulu, Hawaii. All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. Department of Transportation and State of Hawaii.

The Company's contract with the U.S. Department of Transportation to design and test a three-car tram utilizing the Panther 120kW drive system is nearing completion. This tram, capable of carrying 100 passengers, is to be delivered in the third quarter of 2001 to the Honolulu, Hawaii Airport for test and evaluation. The Company intends to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications.

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

The Company has had significant technology advances with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer, with engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. The

Company, having successfully completed it hybrid drive system and fuel cell EV program, is working with HMC to earn the production contract for their upcoming parallel hybrid drive system program. Furthermore, HMC has produced four additional fuel cell SUV's for test and evaluation utilizing Enova's Panther 90kW drive systems.

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

During the six months ended June 30, 2001, the Company spent $1,155,000 in cash on operating activities to fund the net loss of $1,057,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $116,000 primarily due to the payment of outstanding receivables from Ecostar. Inventory increased by $460,000 from December 31, 2000 as the Company prepared for delivery of power electronics components to Ecostar, EPT and Ford in the third and fourth quarters of 2001.

Accrued expenses were reduced by $57,000 due to recapture of certain accrued expenses and payments of the same. The operations of the Company during the first two quarters of fiscal 2001 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by prior equity financings. During May 2001, Jagen Pty, Ltd invested an additional $2,500,000 for the exercise of warrants to purchase of 41,666,666 shares of common stock. In July 2001, Anthony Rawlinson also exercised warrants to purchase 8,333,334 shares of common stock for $500,000.

It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of July 31, 2001, the Company has no firm commitments for additional financing.

RESULTS OF OPERATIONS

Net sales for the three months ending June 30, 2001 decreased $347,000 from the previous quarter, and net sales for the six months ended June 30, 2001 increased $713,000 in the first six months as compared to the corresponding period of 2000. The decrease from the previous quarter was due to the Company completing its Ecostar development prior to April 2001 and billing the majority of such in the first quarter. Development contracts with Ford Motor Company, Ecostar Electric Drive Systems and the U.S. Government account for almost all of the Company's sales for 2001.

Cost of sales in the quarter ended June 30, 2001 increased to $505,000 compared to cost of sales of $430,000 for the same three-month period in 2000. The increase corresponds to increased sales over the similar period in 2000. The gross profit margin increased due to the nature of the sales in the second quarter which were primarily engineering development for Ford Th!nk and DOT programs.

Research and development expense increased in the second quarter of 2001 to $239,000 as compared with $110,000 in the second quarter of 2000. Enova further developed its 240kW drive system, the Fuel Cell Care Unit and other mobile and stationary power management applications.

Selling, general and administrative expense increased $229,000 for the three months ended June 30, 2001 from the previous year's comparable period. The Company believes a majority of this increase is temporary due to new regulatory requirements and legal fees as well as increased salaries and new hires during the year.

The Company incurred a net loss from continuing operations of $811,000 in the second quarter of 2001 compared to a net loss of $431,000 in the second quarter of 2000. Again, the majority of the difference being attributable to increased professional fees, salaries and R&D.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $87,922,000 at June 30, 2001. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the six months ended June 30, 2001 and 2000, the Company had net losses of $1,057,000 and $569,000 respectively on sales of $1,887,000 and $1,174,000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities and Use of Proceeds

In May 2001, Jagen Pty, Ltd exercised warrants to purchase 41,666,666 shares of common stock at $0.06 per share for a total of $2,500,000. Jagen, an Australian company and the majority shareholder, represented that they were accredited investors, an Australian company. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

In June 2001, the Company issued warrants to purchase 15,000,000 shares of common stock of Enova Systems to a customer. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Item 3.   Defaults Upon Senior Securities:

None.

Item 4.   Submission of Matters to a Vote of Securities Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits:
          ---------

          10.1 Agreement between the Company and a customer, dated June 14, 2001, to develop and produce power management systems.

 (b)      Reports on Form 8-K


          The Company filed no current reports on Form 8-K during the quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2001

ENOVA SYSTEMS, INC.
(Registrant)



              /s/ Carl D. Perry
--------------------------------------------------------------------------------
By:  Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
     (Duly   Authorized  Officer,  Principal  Financial  Officer  and  Principal
     Accounting Officer)