Form 10-Q/A
period 2001-06-30
ENOVA SYSTEMS INC
filed 2001-08-30
CIK 922237

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

Exhibits.   Exhibits 10.1.................................................16

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------
                                                                                  As of            As of
                                                                              June 30, 2001   December 31, 2000
                                                                              -------------   -----------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
       Cash                                                                      $  2,613          $  1,310
       Accounts receivable                                                            888             1,004
       Inventory                                                                      866               406
       Stockholder receivable                                                           0                25
       Prepaids and other current assets                                               84                68
                                                                                 --------          --------
             Total Current Assets                                                   4,451             2,813

PROPERTY, PLANT AND EQUIPMENT - NET                                                   178               214
OTHER ASSETS                                                                          676                67
                                                                                 --------          --------
TOTAL ASSETS                                                                     $  5,305          $  3,094
                                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                          $    255          $    106
       Accrued payroll and related expense                                            332               301
       Other accrued expenses                                                          62               119
       Bonds and notes payable                                                        120               129
                                                                                 --------          --------
             Total Current Liabilities                                                769               655
ACCRUED INTEREST PAYABLE                                                              571               514
LONG TERM PAYABLES                                                                    202               210
CAPITAL LEASE OBLIGATIONS                                                              34                31
LONG TERM DEBT                                                                      3,332             3,332
                                                                                 --------          --------
TOTAL LIABILITIES                                                                $  4,908          $  4,742
                                                                                 --------          --------

SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       2,844,000 shares issued and outstanding at 6/30/01 and 12/31/00              1,867             1,867
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,000 shares issued and outstanding at 6/30/01 and 12/31/00              2,434             2,434
       Stock notes receivable                                                      (1,306)           (1,149)
       Common Stock - No par value; 500,000,000 shares authorized; 287,557,401
       and 244,249,000 shares issued and outstanding at 6/30/01 and 12/31/00       78,375            75,680
       Common stock subscribed                                                          0                13
       Additional paid-in capital                                                   6,949             6,372
       Accumulated deficit                                                        (87,922)          (86,865)
                                                                                 --------          --------
             Total Shareholders' (Deficit)                                            397            (1,648)
                                                                                 --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                    $  5,305          $  3,094
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