Form 10-Q
period 2001-09-30
ENOVA SYSTEMS INC
filed 2001-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of November 10, 2001, there were 297,520,941 shares of Common Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)...................................3

         Balance Sheets:
         September 30, 2001 and December 31, 2000...........................3

         Statements of Operations:
         Three and Nine months ended September 30, 2001 and 2000............4

         Statements of Cash Flows:
         Nine months ended September 30, 2001 and 2000......................5

         Notes to Financial Statements:
         for the Nine months ended September 30, 2001 and 2000..............7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................14
Item 2.  Changes in Securities and Use of Proceeds.........................14
Item 3.  Defaults upon Senior Securities...................................14
Item 4.  Submission of Matters to a Vote of Security Holders...............14
Item 5.  Other Information.................................................14
Item 6.  Exhibits and Reports on Form 8-K..................................14


SIGNATURE    ..............................................................15

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
---------------------------------------------------------------------------------------------------------------------

                                                                              As of                       As of
                                                                         September 30, 2001         December 31, 2000
                                                                         ------------------         -----------------
ASSETS                                                                     (Unaudited)
CURRENT ASSETS:
   Cash                                                                      $  1,743                    $  1,310
   Accounts receivable                                                          1,159                       1,004
   Inventory                                                                    1,029                         406
   Stockholder receivable                                                        --                            25
   Prepaids and other current assets                                              127                          68
                                                                             --------                    --------
           Total Current Assets                                                 4,058                    b  2,813

PROPERTY, PLANT AND EQUIPMENT - NET                                               270                         214
OTHER ASSETS, NET                                                                 650                          67
                                                                             --------                    --------
TOTAL ASSETS                                                                 $  4,978                    $  3,094
                                                                             ========                    ========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITES:
   Accounts payable                                                          $    229                    $    106
   Accrued payroll and related expense                                            260                         301
   Other accrued expenses                                                          63                         119
   Bonds and notes payable                                                        120                         129
                                                                             --------                    --------
           Total Current Liabilities                                              672                         655
ACCRUED INTEREST PAYABLE                                                          624                         514
LONG TERM PAYABLES                                                                162                         210
CAPITAL LEASE OBLIGATIONS                                                          32                          31
LONG TERM DEBT                                                                  3,332                       3,332
                                                                             --------                    --------
TOTAL LIABILITIES                                                            $  4,822                    $  4,742
                                                                             --------                    --------

SHAREHOLDERS EQUITY (DEFICIT):
   Series A preferred stock - No par value; 30,000,000 shares authorized;
   2,844,000 shares issued and outstanding at 9/30/01 and 12/31/00              1,867                       1,867
                                                                             --------                    --------
   Series B preferred stock - No par value; 5,000,000 shares authorized;
   1,217,000 shares issued and outstanding at 9/30/01 and 12/31/00              2,434                       2,434
                                                                             --------                    --------
   Stock notes receivable                                                      (1,282)                     (1,149)
   Common Stock - No par value; 500,000,000 shares authorized; 297,520,941
   and 244,249,000 shares issued and outstanding at 9/30/01 and 12/31/00       78,884                      75,680
   Common stock subscribed                                                          2                          13
   Additional paid-in capital                                                   6,949                       6,372
   Accumulated deficit                                                        (88,698)                    (86,865)
                                                                             --------                    --------
           Total Shareholders Equity (Deficit)                                    156                      (1,648)
                                                                             --------                    --------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)                          $  4,978                    $  3,094
                                                                             ========                    ========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
See notes to financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------

                                                 Three Months Ended                Nine Months Ended
                                                     September 30                     September 30
                                            ------------------------------    ------------------------------
                                                 2001             2000             2001             2000
                                            -------------    -------------    -------------    -------------
NET SALES                                   $         690    $         951    $       2,577    $       1,911

COST OF SALES                                         638              683            1,801            1,571
                                            -------------    -------------    -------------    -------------
GROSS MARGIN                                           52              268              776              340
                                            -------------    -------------    -------------    -------------
OTHER COSTS AND EXPENSES:
      Research & development                          204              186              714              396
      Selling, general & administrative               622              577            1,900            1,450
      Interest and financing fees                      55               30              114              127
      Other (income)/expense                           (4)              (2)              (4)             (11)
      Interest income                                 (16)             (22)             (47)             (67)
                                            -------------    -------------    -------------    -------------
           Total other costs and expenses             861              769            2,677            1,895
                                            -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS             $        (809)   $        (501)   $      (1,901)   $      (1,555)
                                            -------------    -------------    -------------    -------------
GAIN ON DEBT RESTRUCTURING                             33              371               68              648
NET LOSS                                    $        (776)   $        (130)   $      (1,833)   $        (907)
NET LOSS PER COMMON SHARE:                  $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                            =============    =============    =============    =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                   297,520,941      230,826,664      297,520,941      230,826,664

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except for share and per share data)
-------------------------------------------------------------------------------------------------

                                                                   Nine Months Ended September 30
                                                                   ------------------------------
                                                                      2001             2000
                                                                     -------         -------
OPERATIONS
 Net loss                                                            $(1,833)        $  (907)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                          142             116
  Gain on Debt Restructuring                                             (68)              0
  Gain on Sale of Property, plant and equipment                           (4)              0
  Stock issued for Services                                               20               0
  Change in operating assets and liabilities:
      Accounts Receivable                                               (155)           (163)
      Inventory                                                         (623)            (58)
      Stockholder receivable                                              25              38
      Prepaids and other assets                                          (91)            (14)
      Accounts payable and accrued expenses                              156            (932)
                                                                     -------         -------
               Net cash used by operating activities                  (2,431)         (1,920)
                                                                     -------         -------
INVESTING:
 Purchases of property, plant and equipment, net of disposals           (172)              0
 Proceeds on sale of property, plant and equipment                         4            (109)
                                                                     -------         -------
               Net cash used by investing activities                    (168)           (109)
                                                                     -------         -------
FINANCING:
 Net borrowing on leases and notes payable                                (8)             25
 Re-purchase of common stock                                               0            (100)
 Proceeds from issuance of common stock                                3,040           2,458
                                                                     -------         -------
               Net cash provided by financing activities               3,032           2,383
                                                                     -------         -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                          433             354

CASH AND EQUIVALENTS:

 Beginning of period                                                   1,310           1,465
                                                                     -------         -------

 End of period                                                       $ 1,743         $ 1,819
                                                                     =======         =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                      2001              2000
                                                                   ---------         ---------
Cash paid for interest                                             $      -          $     38


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock           $      -          $    187
  Conversion of Series A preferred stock to common stock           $      -          $     52
  Conversion of debt to common stock                               $      -          $     14
  Conversion of accrued interest to equity                         $      -          $     39
  Issuance of common stock for services                            $     33          $     62
  Issuance of common stock for receivables                         $    133          $      -

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2001 and 2000


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of the Company without audit and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2001 and the interim results of operations and cash flows for the three and nine months ended September 30, 2001 have been included. The balance sheet at December 31, 2000, presented herein, has been prepared from the audited financial statements of the Company for the fiscal year then ended.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2000 and September 30, 2001 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The loss per common share is based on the weighted average of common shares outstanding. Potential anti-dilution exists in earnings per share for the nine months ended September 30, 2001 if common stock equivalents, consisting of unexercised stock options and warrants, were included in the calculation. The resulting anti-dilution in the net loss per share, when compared to the loss of $0.01 currently reflected in the financial statements for the nine months ended September 30, 2001, would be insignificant and, therefore, has not been calculated.

The results of operations for the three and nine months ended September 30, 2001 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                            September 30, 2001          December 31, 2000
                            ------------------          -----------------
                               (unaudited)
                               -----------

Raw materials                       636                       406
Work in Process                     302                         -
Finished Goods                       91                         -
                                 ------                     -----
                                 $1,029                     $ 406
                                 ======                     =====

NOTE 3 - Other Assets - Value Participation Agreement

The Company entered into a strategic relationship in which Enova Systems grants Ford Motor Company warrants to purchase up to 4.6% of the outstanding common stock of Enova Systems over a five-year period commencing June 2001. The vesting of these warrants is dependent upon Ford meeting specific milestones with regards to new production programs between Ford and Enova.

A portion of these warrants vest immediately upon the signing of the agreement. The Company determined, utilizing the Black Scholes method, the value of the initial tranche of the vested warrants under this program to be valued at $577,000. This value is being amortized over a 66 month period, using the straight-line method, which corresponds to the life of the warrants. As additional warrants become vested in the coming years, they will be valued under the same methodology and booked as an asset and into stockholders equity.

NOTE 4 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                        September 30, 2001    December 31, 2000
                                        ------------------    -----------------

Secured subordinated promissory note
- CMAC as exclusive agent for
Non-Qualified Creditors; interest at
3% for the first 5 years, 6% for
years 6 and 7, and then at prime plus
3% through date of maturity; interest
payments are made upon payment of
principal, with principal and
interest due no later than April
2016; with an interest in a sinking
fund escrow with a zero balance as of
December 31, 2000 and September 30,
2001. The sinking fund escrow
requires the Company to fund the
account with 10% of future equity
financing, including convertible debt
converted to equity at the investor's
option.                                       3,332                 3,332

Other                                           120                   120
                                             ------                ------
                                              3,452                 3,452

Less current maturities                         120                   120
                                             ------                ------
                                             $3,332                $3,332
                                             ======                ======

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

Ford Motor Company Programs

Enova has entered into a strategic relationship with Ford Motor Company under which Enova has been selected by Ford Motor Company's Th!nk brand to develop and manufacture a high power, high voltage conversion module (HEC) for their upcoming fuel cell vehicle. The HEC module will convert high voltage power from the fuel cell into a lower voltage. Enova is currently in the second phase of this program having successfully designed and tested the proof of concept prototype. The relationship will last for five years during which Ford will evaluate Enova for future programs.

The strategic relationship also grants Ford warrants to purchase up to 4.6% of the outstanding common stock of Enova Systems over the five-year period. The vesting of these warrants is dependent upon Ford meeting specific milestones with regards to new production programs between Ford and Enova.

The Company's development and production program with Ecostar Electric Drive Systems, a unit of Ballard Power, for low voltage electric drive system components for use in Ford's Global Th!nk City has moved into its production phase. Ford has announced that the all-electric vehicle is scheduled to be introduced in mid 2002 for markets in North America and Europe. Enova is designing and manufacturing the electronics for the drive system including the power inverter, charger and controller. In conjunction with Hyundai Autonet of Korea, Enova is finalizing production planning for initial production systems to be delivered in early 2002. Enova anticipates these systems to provide significant revenues in the upcoming years.

Hyundai Motor Company Programs

The Company continues to develop hybrid and fuel cell based systems with Hyundai Motor Company of Korea, or HMC, the world's seventh largest automobile manufacturer. Enova, having successfully completed its hybrid drive system and fuel cell EV program will be working with HMC on advanced hybrid and fuel cell applications in the coming year. The Company's series hybrid drive system is being produced for use in Hyundai's Chorus bus at World Cup Soccer in Seoul, Korea in June 2002.

Additionally, with respect to passenger vehicle programs, Enova continues in its efforts to develop a commercially producible parallel hybrid motor and controller for Hyundai Motor Company's new hybrid vehicle to be introduced in 2004. This program is a result of Enova's ongoing development efforts with Hyundai Motor Company since 1995.

Heavy-Duty Drive Systems

In the heavy-duty drive system markets; Enova continues to deliver 120 kW hybrid drive systems to Eco Power Technology (EPT) in Italy. EPT has purchased 15 Panther 120 electric drive systems for delivery during the 3rd and 4th quarters of 2001. Enova has delivered 7 systems to EPT in the third quarter. Eco Power has also ordered 3 Fast Charger systems for delivery this year and next. EPT is an integrator of medium size transit buses for the European shuttle bus market with key contacts in Rome and Genoa.

Another new customer, with whom Enova's newest hybrid electric PantherTM 120kW drive system (utilizing the Capstone Microturbine as its power source) is being utilized, is Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom. The initial delivery to Wrights is part of the Company's agreement to manufacture and integrate pure electric and hybrid electric drive systems into Wrights' low floor, mid-size buses for sale in the United Kingdom and the European Continent. Enova has additionally delivered a pure electric PantherTM 120kW drive system to Wrights for integration into their Crusader II bus. The Company anticipates additional orders for both electric and hybrid-electric P120 drive systems during 2002.

Teaming with Southern California Edison and Capstone Turbine, Enova is designing a utility vehicle for Edison. The truck will utilize Enova's 120kW drive system and Capstone's 30kW microturbine. Enova is developing additional power management accessories for this vehicle so it can run power applications such as drills and motors for use by the technicians. This line service truck is a demonstration vehicle which will potentially lead to sales to utility companies throughout the U.S.

In the high performance heavy-duty drive system area; Enova's 240kW drive system is nearing its first prototype phase. In conjunction with Hyundai Heavy Industries and Ricardo, Inc, of Michigan, a developer and manufacturer of advanced transmissions, Enova is developing a robust, efficient and powerful drive system for heavy-duty applications including transit buses, heavy-duty trucks and other applications. It is currently anticipated that this system will go into initial testing in January 2002 for introduction in mid 2002.

Research and Development Programs

The Company continues to attract new development and integration contracts with the U. S. Government's Department of Transportation, or DOT. Enova, Hyundai Motor Company and the State of Hawaii introduced 15 Hyundai Santa Fe electric vehicles in Honolulu, Hawaii for test and evaluation prior to their entry into the U.S. markets. The program will utilize Hawaii's rapid charging stations, manufactured by AeroVironment. The vehicles are performing well and initial reactions to their performance and handling is positive.

The Company's contract with the U.S. Department of Transportation to design and test a three-car tram utilizing the Panther 120kW drive system has been completed and is entering testing at the Torrance facility. This tram, capable of carrying 100 passengers, is anticipated to be delivered in late 2001 to the Honolulu, Hawaii Airport for further test and evaluation. The Company intends to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications.

Enova's integration of its drive systems into several State of Hawaii and DOT vehicles is also continuing. Enova is upgrading eight Chevrolet S-10 trucks owned by the City of Honolulu to its Panther(TM) 60kW drive system, including its Battery Care Unit (BCU-II) to incorporate fast-charge capability for Hawaii. Also, the Company is converting an Eldorado 30-foot bus utilizing its PantherTM 120kW drive system for the Hickam Air Force base in Honolulu, Hawaii. All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. Department of Transportation and State of Hawaii.

Stationary Power Applications

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

Enova's Fuel Cell Care Unit (FCU) is being delivered to International Fuel Cells, a division of United Technologies, for use in their stationary fuel cell systems. The Hyundai companies have expressed interest in working with Enova on the development of advanced fuel cell management technologies as well as other domestic energy companies. Enova believes this market will play a key role in the future of the Company and continues to pursue alliances with leading manufacturers in this space.

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

During the nine months ended September 30, 2001, the Company spent $2,407,000 in cash on operating activities to fund the net loss of $1,833,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $155,000 over the balance as of December 31, 2000, as the Company continued to deliver on contracts with Ford, Ecostar and the Department of Transportation. Inventory increased by $623,000 from December 31, 2000 for deliveries of power electronics components to Ecostar, EPT and Ford in the fourth quarter of 2001 and production slated for 2002.

Fixed assets increased by $172,000, from December 31, 2000, before depreciation as the Company continues to purchase computers, production equipment and tooling as the current and new production programs require.

Prepaid expenses and Other assets increased by $668,000 during 2001 primarily due to the booking of an asset in relation to the Ford Value Participation Agreement. The Company determined, utilizing the Black Scholes method, the value of the initial tranche of the vested warrants under this program to be valued at $577,000. As additional warrants become vested in the coming years, they will be valued under the same methodology and book as an asset and into stockholders equity. Additionally, increase were due to intellectual property expenses being applied as they relate to several new patents on Enova technology.

Accrued expenses and accounts payable increased by $156,000 over 2000 year end balances due to increased purchases under contract. The operations of the Company during the first three quarters of fiscal 2001 were financed primarily by the funds received on the sales of drive system components as well as cash reserves provided by prior equity financings. During July 2001, Anthony Rawlinson invested $500,000 for the exercise of warrants to purchase 8,333,334 shares of common stock.

It is management's intention to continue its debt restructuring, support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development. As of November 9, 2001, the Company has no firm commitments for additional financing.

RESULTS OF OPERATIONS

Net sales for the three months ending September 30, 2001 decreased $261,000 from the corresponding quarter in 2000, and net sales for the nine months ended September 30, 2001 increased $666,000 in the first nine months as compared to the corresponding period of 2000. The decrease from third quarter of 2000 was due to the book to bill timing differences on drive systems. The increase in 2001 over 2000 is due to additional heavy duty drive system sales, the Ford contract and completion of the design phase of the Ecostar/Th!nk program. Development contracts with Ford Motor Company, Ecostar Electric Drive Systems and the U.S. Government account for almost all of the Company's sales for 2001.

Cost of sales in the quarter ended September 30, 2001 decreased to $638,000 compared to cost of sales of $683,000 for the same three-month period in 2000. The decrease corresponds to decreased sales over the similar period in 2000. The gross profit margin decreased due to the nature of the sales in the third quarter of 2001 which were primarily product sales for Ecostar and heavy-duty drive systems.

Research and development expense increased in the third quarter of 2001 to $204,000 as compared with $186,000 in the third quarter of 2000. Enova continued to develop its 240kW drive system, the Fuel Cell Care Unit and other mobile and stationary power management applications.


Selling, general and administrative expense increased $45,000 for the three months ended September 30, 2001 from the previous year's comparable period. The increase is due to new regulatory requirements and legal fees as well as increased salaries and new hires during the year.

The Company incurred a net loss from continuing operations of $809,000 in the third quarter of 2001 compared to a net loss of $501,000 in the third quarter of 2000. In addition to a reduction in higher gross margin sales, the Company incurred increased professional fees, salaries and R&D expenses which attributed to this increased net loss.

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

Net Operating Losses. The Company has experienced recurring losses from operations and had an accumulated deficit of $88,698,000 at September 30, 2001. There is no assurance, however, that any net operating losses will be available to the Company in the future as an offset against future profits for income tax purposes.

Continued Losses. For the nine months ended September 30, 2001 and 2000, the Company had net losses of $1,833,000 and $907,000, respectively, on sales of $2,577,000 and $1,911,000, respectively.

Nature of Industry. The mobile and stationary power markets including electric vehicle ("EV") and Hybrid EVs ("HEV") continues to be subject to rapid technological change. There are many large and small companies, both domestic and foreign, now in this industry. Most of the major domestic and foreign automobile manufacturers: (1) have produced electric and hybrid vehicles, and/or
(2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production. Various non-automotive companies are also developing improved electric storage, propulsion and control systems. Growth of the present limited demand for electric, hybrid-electric and fuel cell powered vehicles depends upon: (a) future regulation and legislation requiring more use of non-polluting or low-emission vehicles, (b) the environmental consciousness of customers, and (c) the ability of electric and hybrid-electric vehicles to successfully compete with vehicles powered with internal combustion engines on price and performance. Furthermore, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies to capture early market share in this promising field. Cost-effective methods to reduce price per kilowatt must be established before this market becomes viable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

In July 2001, Anthony Rawlinson exercised warrants to purchase 8,333,334 shares of common stock at $0.06 per share for a total of $500,000. Mr. Rawlinson represented that he was an accredited investor under the definition set forth by the Securities and Exchange Commission. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

            The Company filed no current reports on Form 8-K during the quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 2001

ENOVA SYSTEMS, INC.
(Registrant)



       /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)