Form 10-K
period 2001-12-31
ENOVA SYSTEMS INC
filed 2002-04-01
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                       Securities and Exchange Act of 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2002 was $19,053,755. For purposes of this calculation only, (i) shares of Series A and Series B Preferred Stock have been included in the calculation, (ii) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.17 per share, and the Series B Preferred Stock is deemed to have a market value of $0.34 per share, based on the average of the high bid and low ask prices of the Common Stock on March 8, 2002, and (iii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 28, 2002 was 302,502,000.

                               ENOVA SYSTEMS, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                               ENOVA SYSTEMS, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business ...........................................................  3
Item 2.  Properties ......................................................... 12
Item 3.  Legal Proceedings .................................................. 13
Item 4.  Submission of Matters to a Vote of Security Holders ................ 13

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters ............................................... 15
Item 6.  Selected Financial Data ............................................ 16

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................... 17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk ......... 21
Item 8.  Financial Statements and Supplementary Data ........................ 21

Item 9   Changes in Disagreements with Accountants on Accounting and
          Financial Disclosure .............................................. 21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................. 22

Item 11. Executive Compensation ............................................. 24

Item 12. Security Ownership of Certain Beneficial Owners and Management ..... 27

Item 13. Certain Relationships and Related Transactions ..................... 29

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ... 30

SIGNATURES .................................................................. 32

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

Item 1. Business

General

     In July 2000, we changed our name to Enova Systems, Inc. Our Company, previously known as U.S. Electricar, Inc., a California corporation (the "Company"), was incorporated on July 30, 1976.

     Enova Systems believes it is a leader in the development and production of commercial digital power management and power conversion systems. We are now producing, under contract with global vehicle and technology companies, digital power processing and energy management enabling technologies for electric, hybrid electric, and fuel cell powered vehicles. These power management technologies are now being applied to commercialization of fuel cell power generation for stationary non-automotive applications. Our business activities continue to be focused on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts.

     Our fiscal year ends December 31. All year references refer to fiscal years.

     During 1999, we concentrated on creating new business in the mobile power management and conversion markets as well as reducing operating costs and outstanding debt. Our business activities focused on the development of electric and hybrid electric drive trains and related components, fuel cell systems, vehicle systems integration and the performance of various engineering contracts. Enova completed several key contracts with the U.S. Government's Defense Advanced Research Project Agency or DARPA and the Department of Transportation or DOT, including the analysis of a new plastic lithium ion vehicle battery concept, testing of advanced vehicle batteries and development of an airport electric passenger tram system. We have enhanced our relationship with Hyundai Motor Company of Korea or HMC, the world's seventh largest automobile manufacturer, with several engineering contracts to design, develop and test electric and hybrid electric drive systems and related products. We completed development of an advanced charging unit and a parallel hybrid production vehicle, and continue to produce the family of Panther(TM) drive systems for their electric vehicles. Our Company has also developed a high power charger for use with our drive systems. HMC has adapted a customized version of the Panther(TM) 60 for their production electric vehicle, the Santa Fe sports utility vehicle.

     Beginning in 2000, we started working with Ecostar Electric Drive Systems, now known as Ballard Power, to develop and manufacture low voltage electric drive system components for use in Ford's Global Th!nk City. Enova is designing and manufacturing the electronics for the drive system as well as certain auxiliary components. The final prototype systems are currently undergoing pre-production testing and validation in the Ford Th!nk vehicle. Enova continues to develop our relationships with Hyundai, Ballard and other Original Equipment Manufacturers or OEMs and Tier-One suppliers for sales of our automotive products. We continue to offer our modular drive systems to OEMs and other customers. These drive systems have been installed in various vehicles operating in North America, Europe and Asia.

     In 2001, Enova entered into several key additional supplier agreements and commenced new development programs with automotive and transit OEMs both domestically and internationally. Additionally, we completed various research and development programs sponsored by the U.S. Government and private corporations.

Ford Motor Company Programs

     In July 2001, we entered into a strategic relationship with Ford Motor Company under which Enova was selected by Ford Motor Company's Th!nk brand to develop and manufacture a high power, high voltage conversion module "HEC" for their upcoming fuel cell vehicle. The HEC module will convert high voltage power from the fuel cell into a lower voltage. Enova is currently in the second phase of this program having successfully designed and tested the proof of concept prototype.

     This strategic relationship also grants Ford warrants to purchase up to 4.6% of our outstanding common stock over the life of this relationship. The vesting of these warrants is dependent upon Ford meeting specific milestones with regards to new production programs between Ford and Enova. The relationship will last for five years during which Ford will evaluate Enova for future programs.

     Our development and production program with Ballard Power for low voltage electric drive system components for use in Ford's Global Th!nk City has moved into its production phase. Ford has announced that the all-electric vehicle is scheduled to be introduced in 2002 for markets in North America and Europe. Enova is designing and manufacturing the electronics for the drive system including the power inverter, charger and controller. In conjunction with Hyundai Autonet of Korea, our outsource manufacturer for these components, Enova is finalizing production planning for initial production systems to be delivered in mid 2002. Enova anticipates these systems to provide significant revenues in the upcoming years.

Hyundai Motor Company Programs

     We continue to develop hybrid and fuel cell based systems with Hyundai Motor Company of Korea, "HMC", the world's seventh largest automobile manufacturer. Enova, having successfully completed our hybrid drive system and fuel cell EV program will work with HMC on advanced hybrid and fuel cell applications in 2002. Furthermore, we have delivered four series hybrid drive system for use in Hyundai's county bus at World Cup Soccer in Seoul, Korea in June 2002.

     HMC continues to contract with Enova for the development of advanced hybrid and fuel cell powered drive systems. In regards to passenger vehicle programs, we continue in our efforts to develop a commercially producible parallel hybrid motor and controller for HMC's new hybrid vehicle to be introduced in 2004. The first prototype for this program will be delivered in the first quarter of 2002 for evaluation. This program is a result of Enova's ongoing development efforts with HMC since 1995.

     We anticipate additional contracts for development and purchase of our components during 2002 for HMC's alternative vehicle applications.

Light-Duty Drive Systems

     In addition to the 30kW motor controller, charger and DC-DC converter which we, in alliance with Hyundai Autonet, are manufacturing for Ballard, our company is selling Panther 90kW drive systems. Our 90kW controller, motor and gear unit provide outstanding performance for light duty vehicles such as midsize automobiles and delivery vehicles. We have received a purchase order for over 200 Panther 90kW drive systems for 2002-2003 from an integrator of specialty vehicles in the U.S. Additionally, we are discussing further sales of this system configuration to other domestic and international customers.

Heavy-Duty Drive Systems

     Sales of Panther 120kW drive systems continue to provide increased revenues for our company. We have entered into supplier agreements with manufacturers in Europe and Japan as well as domestically.

     Eco Power Technology "EPT" in Italy purchased 15 Panther 120 electric drive systems, which were delivered during the 2001, as well as three of our Fast Chargers. Under the terms of our supplier agreement, EPT has given notice of their production requirements for 2002, which range from 25 - 30 Panther 120 systems and additional Fast Chargers. EPT is one of the largest integrators of medium size transit buses for the European electric and hybrid-electric shuttle bus market with key customers in Italy. EPT's electric and hybrid-electric buses are manufactured to European Economic Community standards and are therefore available to all of continental Europe.

     Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated our hybrid electric Panther(TM) 120kW drive system (utilizing the Capstone Microturbine as the power source). Wrights will begin customer demonstrations in the second quarter of 2002. Wrights has purchased additional pure electric drive systems for their midsize buses for sale in the United Kingdom and the European Continent. Furthermore, Wrights has begun discussions to purchase both our new 240kW drive system and our Fast Charger system. We anticipate additional orders for both electric and hybrid-electric P120 drive systems during 2002.

     Enova has entered the Japanese bus market with two new customers, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. "Tomoe" and Moriah Corporation. Both of these companies have entered into supplier agreements with us. We delivered our first Panther 120 system to Tomoe and believe both companies will purchase additional systems during the second or third quarter of 2002.

     The development of the Southern California Edison utility vehicle utilizing Enova's 120kW drive system and Capstone's 30kW microturbine continues on schedule. Enova is developing additional power management accessories for this vehicle so it can run power applications such as drills and motors for use by the technicians. This line service truck is a demonstration vehicle, which will potentially lead to sales to utility companies throughout the U.S.

     In the high performance heavy-duty drive system area, we have completed the first prototype of our Panther 204kW drive system. In conjunction with Hyundai Heavy Industries and Ricardo, Inc, of the United Kingdom, a developer and manufacturer of advanced transmissions, we have produced a robust, efficient and powerful drive system for heavy-duty applications including transit buses, heavy-duty trucks and other applications. We have been in discussions with Wrights of the United Kingdom, Hyundai Motor Company and a major alternative transit bus manufacturer in the U.S. regarding the purchase of these drive systems in 2002.

Research and Development Programs

     Our development and integration contracts with the U. S. Government's Department of Transportation, or DOT, and the State of Hawaii continue to create new opportunities for our drive systems.

     During 2001, Enova, HMC and the State of Hawaii introduced 15 Hyundai Santa Fe electric vehicles in Honolulu, Hawaii for test and evaluation prior to their entry into the U.S. markets. The program will utilize Hawaii's rapid charging stations, manufactured by AeroVironment. The contract has two elements, one for integration of our Battery Care Unit (BCU II) to allow the vehicles to accept fast charging and a second contract for maintenance of the vehicles over the two-year program. The participants in the test program include state and local offices as well as Hickam Air Force base. The vehicles are performing well and initial reactions to their performance and handling is positive.

     Our contract with the U.S. DOT to design and test a three-car tram utilizing the Panther 120kW drive system has been completed and has been delivered to the High Technology Development Corporation's (HTDC) facility in Honolulu Hawaii. This tram, capable of carrying 100 passengers, will now be delivered to the Honolulu International Airport for further test and evaluation. We intend to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications.

     We completed the integration of our drive systems into several State of Hawaii and DOT vehicles. Enova upgraded eight Chevrolet S-10 trucks owned by the City of Honolulu to our Panther(TM) 60kW drive system, including our BCU-II for fast-charge capability for Hawaii. Also, we are converting an Eldorado 30-foot bus utilizing our Panther(TM) 120kW drive system for the Hickam Air Force base in Honolulu. All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the DOT and State of Hawaii.

     We will continue to establish new development programs with the Hawaii HTDC as well as other state and federal government agencies as funding becomes available in our areas of research.

Stationary Power Applications

     Enova's  stationary  power  programs  continue  to  attract  new  potential partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for Enova. Enova is developing applications for its products in the telecommunications and distributed generation markets as well.

     Enova's Fuel Cell Care Unit "FCU" is being delivered to UTC Fuel Cell, a division of United Technologies, for use in their stationary fuel cell systems. To date, we have delivered approximately 20 FCUs to UTC Fuel Cell and Hamilton Sundstrand. The Hyundai companies have expressed interest in working with Enova on the development of advanced fuel cell management technologies as well as other domestic energy companies. Enova believes this market will play a key role in our future and continues to pursue alliances with leading manufacturers in this space.

     Enova views stationary power applications of our power management systems as an important new strategy for product development. In the stationary power management field, Enova is developing applications for our products in the telecommunications and distributed generation markets. Enova believes our approach of providing the enabling technology in power management and conversion to power generation companies is key to early access to these markets. Our joint marketing and development efforts with Capstone Turbine, Avestor of Canada and UTC Fuel Cell have the potential to assist Enova in penetrating these markets. As discussed earlier, Enova is now producing and selling an advanced version of our BCU and FCU for use with fuel cells in both stationary and mobile systems, starting with IFC and ISE Research.

Debt Restructuring

     We completed our balance sheet restructuring during 2001. Overall, we have reduced outstanding indebtedness and liabilities by approximately $10,000,000 since we began our restructuring program in 1999. We have also been reducing our outstanding past due accounts payable and other accrued liabilities. At December 31, 2001, we had eliminated all of our antecedent accounts payable and non-current accrued liabilities.

Environmental Initiatives and Legislation

     Federal legislation was enacted to promote the use of alternative fuel vehicles, including electric vehicles. Several states have also adopted legislation that sets deadlines for the introduction of zero emission vehicles ("ZEV"). The State of California established a required percentage of ZEV and new hybrid-electric vehicles for 2003 at 10% of total new vehicle sales in California from the six major automobile manufacturers. The State of California estimates that a combination of approximately 100,000 electric and hybrid electric vehicles will be required to meet the State's 2003 mandate. The California Air Resources Board recently confirmed their commitment to these percentages, adding that hybrid-electric vehicles may offset a portion of the required percentage. Additionally, the federal government continues to offer incentives for the purchase of alternative fuel vehicles as do many states. International legislation regarding alternative fuel vehicles has also increased over the last few years. For instance, beginning in 1998 Italy has required that a minimum of 10% of all diesel buses now in operation be replaced by alternative fuel buses. Other countries also have begun to mandate minimum levels of alternative fuel transit vehicles and offer subsidies or incentives for purchasers of electric and hybrid-electric vehicles. We have taken an aggressive position in diversifying our product base to include various hybrid-electric platforms in our product mix. The U.S. Department of Energy also modified their rules governing how state fleets and utility fleets must comply with the Energy Policy Act of 1992 on alternative fuel transportation programs.

Strategic Alliances, Partnering And Technology Developments

     Our strategy is to adapt ourselves to the ever-changing environment of alternative power markets for both stationary and mobile applications. Originally focusing on pure electric drive systems, we are now positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications. Enova is now entering stationary power markets with its power management systems and intends to develop other systems to monitor and control the complex fuel cell and ancillary device systems being developed for distributed generation and mobile applications.

     Enova continues to seek and establish alliances with major players in the automotive, stationary power and telecommunication fields. For instance, the Hyundai Group of Korea and Enova are partnering in the development of advanced drive-train technology and related systems. Additionally, Enova has begun to partner with Ford and Ballard on other automotive programs and is looking to further develop these relationships. We continue our strategy as a "systems integrator" by establishing relationships to utilize other independently developed technologies such as those provided by UTC Fuel Cells and Capstone Turbine. We have implemented our plans to outsource manufacturing of our components to companies such as Hyundai Heavy Industries, Ricardo, Hyundai Autonet and other Asian manufacturers. We believe that our competitive advantage is our ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices.

     Our products are "production-engineered," meaning they are designed so they can be commercially produced: all formats and files are designed with manufacturability in mind, from the start. For the automotive market, Enova designs its products to QS9000 manufacturing and quality standards. We believe that our redundancy of systems, robustness of design, and rigorous quality standards result in high performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances the value of the systems to OEM customers.

     Enova performs low-volume production in-house and assembly and out-sources manufacturing for mass production. Outsourcing enables us to keep our capital investment to a minimum, reducing expenditures for hardware, installation and training, to avoid the problems of manufacturing equipment obsolescence. Outsourcing also enables Enova to search out and work with a number of the best QS 9000-certified manufacturers worldwide. We believe our strategy ensures that our OEM customers have confidence in our products, and receive quality products.

Products

     Enova's focus is digital power management, power conversion, and system integration. Our software, firmware and hardware manage and control the power that drives a vehicle or device. They convert the power into the appropriate forms required by the vehicle or device, whether DC to AC, AC to DC or DC to DC, and they manage the flow of this energy to protect the battery, the vehicle or device, and the driver or operator. Enova's systems work "from drive train to drive wheel" for both vehicle and stationary applications.

     The latest state-of-the-art technologies such as hybrid vehicles, fuel cell and micro turbine based systems, and stationary power generation all require some type of power management and conversion mechanism. Utilizing our enabling technologies, we supply these essential components. Our drive train systems work with any kind of fuel/power source, from electric to hybrid to fuel cell to turbine, and they are essential components for any vehicle, system or device that uses power.

     Enova is moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas which Enova has begun to penetrate include energy management in the telecommunications industry, distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. All three of these markets can be served with our existing energy management and power control products. Enova has entered into agreements or begun discussions with various alternative power generation manufacturers such as Capstone Turbine and
International Fuel Cells, as well as others. We believe our enabling technologies will prove beneficial to these types of companies in their strategies to bring these new power systems to commercialization.

     Enova has embraced fuel cell technology and has begun to develop various power management and control systems to enable fuel cell manufacturers and their ancillary industries to achieve greater efficiencies from their systems. These systems are also designed to provide added reliability and safety by monitoring, adjusting and reporting on operation of the unit.

Panther(TM) Electric and Hybrid-Electric Drive Systems

     Enova's Panther electric drive system provides all the functionality one would find under the hood of an internal combustion engine powered vehicle. The Panther system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system includes a gear reduction/differential unit. The system is designed to be installed in a "drop in," fully integrated turnkey fashion, or on a modular, "as-needed" basis for OEMs.

     Enova's family of light-duty drive systems includes 30kW, 60kW, 90kW all-electric drives, 90kW fuel cell powered series-hybrid drive, and a 10kW parallel-hybrid drive unit. Our family of heavy-duty electric drive systems includes a 120kW all-electric drive, a 120kW turbine or diesel genset powered series-hybrid drive, and a new 240kW turbine powered series-hybrid drive system.

Electric Drive Motors

     The electric drive unit is essentially an electric motor with additional features and functionality. The motor is liquid-cooled, environmentally sealed, designed to handle automotive shock and vibration, and includes parking pawl, which stops the vehicle when the driver parks the car. It also permits regenerative braking to provide power recovery, in which the mechanical energy of momentum is converted into electrical energy as the motor slows during braking or deceleration. The optional gear reduction unit takes the electric motor's high rpm and gears it down to the lower rpm required by the vehicle's conventional drive shaft. As the rpm goes down, the torque of the electric motor increases.

     The Panther drive systems exclusively utilize induction AC motors for their high performance, power density, robustness and low cost. The AC drive system is scaleable and can be customized for different applications. Due to the large operating range that the propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

Electric Motor Controllers

     The controller houses all the components necessary to control the powering of a vehicle, in one easy-to-install package. Our main component is an inverter, which converts DC electricity to AC electricity. Enova also offers optional controllers for the air conditioning, power steering and heat pump, 12VDC/24VDC DC-to-DC converter for vehicle auxiliary loads such as cell phones, radio, lights, and a 6.6kW AC-to-DC on-board conductive charger which allows for direct 110 VAC or 220 VAC battery charging. These are located in the same housing as the controller, thus extra interconnects are not required. This approach simplifies the vehicle wiring harness and increases system reliability.

     Using  our  proprietary   Windows(TM)  based  software   package,   vehicle
interfaces and control parameters can be programmed in-vehicle. Real-time vehicle performance parameters can be monitored and collected.

Hybrid Drive Systems

     The Enova Panther hybrid-electric drive systems are based on the component building blocks of the electric drive family, including the motor, controller and optional components. As an example, the 120/30 kW series hybrid system uses the 120kW electric drive components to propel the vehicle, and uses a 30kW Capstone micro-turbine to generate power while the vehicle is in operation. This synergy of design reduces the development cost of Enova's hybrid systems by taking advantage of existing designs. Accessories for these drives include battery management, chargers and 12-volt power supplies for the electric drive family.

     Enova's hybrid systems are designed to work with a variety of hybrid power generation technologies. In our 120/60kW hybrid system, an internal combustion engine connected to a motor and motor controller performs the power generation. Other power options include liquid fueled turbines, such as the Capstone system, fuel cells, such as the IFC system, or many others. In all of these examples, Enova's battery management system provides the power management to allow for proper power control.

     We are pursuing a two-part market penetration strategy in the distributed generation (DG) market. Initial development is focusing on power management and power conditioning components to be marketed directly to key DG System suppliers. By moving aggressively, we hope to capture early market share as a key component supplier for these companies.

     The second part of the strategy will be the development of complete DG systems for first the residential market, and then the commercial/industrial market in alliance with a major energy or consumer/manufacturing partner. We anticipate marketing these systems through well-known and well-established retail home improvement centers and stores. These companies have the existing infrastructure necessary to support the sale, installation, and field servicing of the units.

Battery Care Unit

     We place a great amount of focus on our power management systems. Enova's Battery Care Unit "BCU" monitors, manages, protects, and reports. It controls and manages battery performance, temperature, voltage and current to avoid harm to the batteries, to the entire system, and to the driver, operator and passengers. It also allows for monitoring for service to the battery and drive system. This battery management system is capable of providing communication to both inductive and conductive chargers simultaneously and managing the on-board and off-board charging systems with multiple technologies. The versatility of this system allows us to adapt the hardware and software for a variety of power sources such as batteries, turbines and fuel cells.

     The BCU monitors the battery pack voltage and 28 additional individual voltages with a range of 0 to 18vDC. Optional expansion modules allow 28 additional inputs per module, with up to 16 modules permitted. The BCU has eight user-programmable outputs and four user-programmable inputs to allow full integration into the vehicle. These can be used to customize input and output parameters, and to provide for other custom monitoring and battery pack control.

     The BCU directly interfaces with the Panther family of drive systems as well as others, and controls the Safety Disconnect Unit. It is capable of supporting any battery technology, and provides each type with optimized charging and protection algorithms. An internal real-time clock allows the BCU to wake up at user-specified times to initiate battery charging or pack monitoring. A precision shunt allows it to offer a wide dynamic range for monitoring charging and motoring current, without errors commonly associated with other types of sensors.

     The on-board memory allows the BCU to update, store and report key battery pack parameters such as amp hours, kilowatt-hours and state of change. Using Enova's proprietary Windows(TM)-based diagnostic software, the BCU control parameters can be programmed in-vehicle. Additionally, battery performance can be monitored in real-time. Reports can be output to a laptop computer.

Hybrid Control Unit

     We have reconfigured our BCU to perform the critical role of hybrid controller. The Hybrid Control Unit "HCU" continuously monitors the condition of the battery pack through communications with the BCU, monitors the driver commands through communications with the motor controller, and the state of the hybrid generator. Based upon the data received, the HCU provides continuous updates to the hybrid generator with instructions on mode of operation and power level. The purpose of this innovative control loop is to ensure that the entire system is optimized to provide quick response to driver commands while providing the best possible system efficiency.

Safety Disconnect Unit

     The Safety Disconnect Unit "SDU" is under the control of the BCU, and allows vehicle systems to seamlessly connect and disconnect from the battery pack when necessary to prevent damage or harm. It also disconnects the battery pack during charging, protects it from surges, and constantly verifies that the battery pack is isolated from the vehicle chassis. In the event a ground isolation fault is detected, the BCU commands the SDU to break the battery connection. The SDU is available in two configurations to match the requirements of the drive systems.

Fast Charger

     We have also developed a 40kW rapid charger for electric vehicles, which reduces charging time from six to eight hours to 20 to 30 minutes. The charger was originally developed in conjunction with HMC for Hyundai electric vehicles. The Fast Charger is also ideal for small or shuttle buses, trams and trucks. We are currently selling rapid chargers to EPT of Italy.

Fuel Cell Power Conditioning Unit

     Enova has developed and is now producing a 30kW bi-directional Fuel Cell Power Conditioning System. This system has been designed to meet the demands of an automotive Fuel Cell propulsion system. This unique unit, not much larger than a conventional briefcase, provides a transparent interface between the Fuel Cell or Turbine, the battery pack, accessory loads, and the output load. Fast response time allows the output load to be serviced without interruption while the Fuel Cell or Turbine ramps up.

     This unit is designed to interface directly with the master controller of the vehicle over a CAN bus. Other communications protocols supported are SAE J-1850, RS-232, and RS-485. This proprietary package allows all key parameters of the Power Conditioner to be monitored and control boundaries to be adjusted.

50kW ICE Generator Unit

     Enova provides a complete 50kW Internal Combustion Engine Generator Set. This unit is powered by a 4-cylinder direct injection diesel engine and is controlled over the common CAN bus shared with the rest of the Panther product line. The same HCU that controls the Capstone micro-turbine in other Enova series hybrid configurations provides power command, start command, and stop commands.

Fuel Cell Management Unit

     Enova has added a Fuel Cell Control Unit "FCU" to broaden its market in the power management field. The FCU is designed to manage fuel cell powered systems whether stationary or mobile such as automobiles. The FCU can be adapted to regulate the input and output to and from the fuel cell as well as regulate temperature and communications. We continue to develop our current systems for new products and markets.

     Enova has reconfigured its Battery Management Unit to perform the functions required to monitor, manage, and report on the status of a Fuel Cell Stack. This new unit, the FCU, is currently being used by UTC Fuel Cells as a Fuel Stack Management System.

     An internal real-time clock allows the FCU to wake up at user-specified times to initiate battery charging or pack monitoring. A precision shunt allows it to offer a wide dynamic range for monitoring charging and motoring current, without errors commonly associated with other types of sensors. The built-in memory allows the FCU to update, store and report key battery pack parameters such as amp hours, kilowatt-hours and state of change. Using Enova's proprietary Windows(TM)-based diagnostic software, the FCU control parameters can be programmed in-system. Additionally, fuel cell performance can be monitored in real-time. Reports can be output to a laptop computer.

Distributed   Power   Generation  for  Industrial  /  Commercial  /  Residential
Applications

     Enova's distributed generation products are virtually identical in system configuration to that of a series hybrid vehicle, including a controller and battery management. For this market segment, we will provide DC-DC and DC-AC power conversion components to convert power supplied by batteries, fuel cells, generators and turbines to AC power that will be used by the end customer. Additionally, our BCU will provide power management functions to control the entire system. The main difference is that the 3-phase AC power typically supplied to the motor for propulsion power is, in this case, sent to the customer to supply power for their household or business.

Back-Up Power for Telecommunications

     As in the distributed generation market, telecommunications products are virtually identical in system configuration to a series hybrid vehicle, including a controller and battery management unit. For this market segment Enova will provide DC-DC and DC-AC power conversion components to convert power supplied by batteries, fuel cells, generators, and turbines to AC power that will be used by the communications link. The BCU will provide power management functions to control the entire system. When the grid goes down, the AC power typically supplied to the motor for propulsion power is, in this case, sent to the communications link (or router) to supply backup power.

Competitive Conditions

     The competition to develop and market electric, hybrid and fuel cell powered vehicles has increased during the last year and we expect this trend to continue. The competition consists of development stage companies as well as major U.S. and international companies. Our future prospects are highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that we will be able to successfully develop or market any such products.

     The development of hybrid-electric and alternative fuel vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to our markets for low emission vehicles or LEVs but not in markets where government mandates call for zero emission vehicles or ZEVs. Enova is involved in the development of hybrid vehicles and fuel cell systems in order to meet future requirements and applications.

     Various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at both consumer and commercial markets. The critical role of technology in this market is demonstrated through several product offerings. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. Our goal is to position ourselves as a long term competitor in this industry by focusing on electric, hybrid and fuel cell powered drive systems and related sub systems, component integration, technology application and strategic alliances. The addition of new strategies to penetrate stationary power markets with current technologies will assist in creating a more diversified product mix. We believe that this strategy will enhance our position as a power management and conversion components supplier to both the mobile and stationary power markets.

Research and Development

     Enova believes that timely development and introduction of new technology and products are essential to maintaining a competitive advantage. We are currently focusing our development efforts primarily in the following areas:

     * Power Control and Drive Systems and related technologies for vehicle applications;
     *    Stationary Power Management and Conversion and related technologies;
     *    Heavy Duty Drive System development for Shuttle and Transit Buses;
     *    Systems Integration of these technologies;
     * Technical and product development under DARPA/DOT and Hyundai Group Contracts
     *    OEM Technical and Product development.

     For the year ended December 31, 2001 and 2000, we spent $879,000 and $626,000, respectively, on internal research and development activities. For the five months ending December 31, 1999 and the fiscal year ended July 31, 1999, we spent $262,000 and $499,000, respectively, on internal research and development activities. Enova continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

     Enova currently holds one patent for crash management safety, which was originally issued in 1997, and has submitted applications for four additional patents and several trademarks or service marks in the United States. We continually review and append our protection of proprietary technology. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova. Additionally, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

     As of December 31, 2001, we had 39 employees, of whom 38 are full-time and 1 part-time. Additionally, we employ six individuals as independent contractors, engaged on an hourly basis, two of whom are domiciled in South Korea. The departmental breakdown of these individuals includes 3 in administration, 1 in sales, 30 in engineering and research and development, and 11 in production.

Item 2. Properties

     Enova's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses our various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminates in February, 2003. The monthly lease expense is $13,500. Enova also has a leased office in Hawaii which is rented on a month to month basis at $1,500 per month.

Item 3. Legal Proceedings

     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. However, we are not currently a party to any material legal proceedings.

     We have settled a lawsuit brought against us by Fontal International in June 2000, which was filed in the United States District Court, Central District of California as previously disclosed in our March 31, 2000 Form 10Q. The suit alleged breach of contract with respect to certain warrants to purchase 10,833,332 shares of Enova System's common stock. The settlement agreement requires us to issue 6,000,000 shares of common stock which are to be registered and freely tradable on, or before, March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on November 13, 2001, at which the following matters were voted upon:

1. Our stockholders voted upon and approved a proposal to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock in a ratio of one-for-twenty, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

               Number of Shares voted FOR:                   185,534,693
               Number of Shares voted AGAINST:                 3,007,569
               Number of Shares ABSTAINING:                      159,877
               Number of Broker NON-VOTES:                         8,800

2. Our stockholders voted upon and approved a proposal to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock in a ratio of one-for-fifteen, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

               Number of Shares voted FOR:                   186,525,681
               Number of Shares voted AGAINST:                 1,996,821
               Number of Shares ABSTAINING:                      167,841
               Number of Broker NON-VOTES:                        34,500

3. Our stockholders voted upon and approved a proposal to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock in a ratio of one-for-ten, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

               Number of Shares voted FOR:                   186,765,090
               Number of Shares voted AGAINST:                 1,774,383
               Number of Shares ABSTAINING:                      162,666
               Number of Broker NON-VOTES:                         8,800

4. Our stockholders voted upon and approved a proposal to approve an amendment to our Certificate of Incorporation to effect a reverse stock split of our Common Stock in a ratio of one-for-five, at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

               Number of Shares voted FOR:                   186,912,531
               Number of Shares voted AGAINST:                 1,614,567
               Number of Shares ABSTAINING:                      172,541
               Number of Broker NON-VOTES:                        11,300

5. Our stockholders voted upon and elected seven (7) individuals to the Board of Directors. The following Directors will serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified:

          Re-elected Directors:                       FOR             WITHHELD
          ---------------------                       ---             --------

          Anthony Rawlinson                      162,855,773      25,215,931(a)
          Carl D. Perry                          187,858,332         207,131
          Edwin Riddell                          187,858,332         212,231
          Dr. Malcolm Currie                     187,858,332         202,031
          James Strock                           187,845,905         214,191
          John J. Micek, III (Preferred B)           639,135               0
          Donald Dreyer (Preferred B)                639,135               0

6. Our stockholders voted upon and approved a proposal to ratify the action of the Board of Directors appointing Moss Adams LLP as the independent auditors for Enova for the year ended December 31, 2001. The results of the voting were as follows:

               Number of Shares voted FOR:                   188,261,507
               Number of Shares voted AGAINST:                   210,584
               Number of Shares ABSTAINING:                      232,548
               Number of Broker NON-VOTES:                         6,300

(a) - 25,208,873 shares held by Anthony Rawlinson and ineligible for voting.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     Our Common Stock is presently traded in the over-the-counter market and quoted on the National Association of Securities Dealers (NASD) "Bulletin Board" under the symbol "ENVA." The following table sets forth the high and low bid prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

                                            Common Stock           Average Daily
                                       High Price     Low Price       Volume
                                       ----------     ---------       ------

Calendar 1999
First Quarter ....................        $0.03         $0.03          62,842
Second Quarter ...................        $0.13         $0.03         338,623
Third Quarter ....................        $0.13         $0.08         263,886
Fourth Quarter ...................        $0.81         $0.12         814,770

Calendar 2000
First Quarter ....................        $0.77         $0.31       1,337,885
Second Quarter ...................        $0.47         $0.23         476,538
Third Quarter ....................        $0.44         $0.20         476,523
Fourth Quarter ...................        $0.42         $0.16         332,731

Calendar 2001
First Quarter ....................        $0.31         $0.17         237,760
Second Quarter ...................        $0.31         $0.15         245,504
Third Quarter ....................        $0.26         $0.13         116,110
Fourth Quarter ...................        $0.31         $0.13         197,554

     On March 8, 2002, the last reported high bid price of the Common Stock was $0.17 and the last reported low asking price was $0.15. As of March 8, 2002, there were approximately 9,842 holders of record of our Common Stock. As of March 8, 2002, approximately 113 shareholders, many of who are also Common Stock shareholders, held our Series A Preferred Stock. Approximately 34 shareholders as of March 8, 2002 held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

     To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and does not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2001, Enova had an accumulated deficit of approximately $90,293,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

Item 6. Selected Financial Data

     The following selected financial data tables set forth selected financial data for the year ended December 31, 2001 and 2000, the five month period ended December 31, 1999 and the fiscal years ended July 31, 1999, 1998 and 1997. The five-month period is related to a change in the fiscal year end which was effective December 31, 1999. The statement of income data and balance sheet data for and as of the end of the year ended December 31, 2001 and 2000, the five month period ended December 31, 1999 and the three years ended July 31, 1999 are derived from the audited Financial Statements of Enova. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this 10K.

As of and for the year ended December 31, (in thousands,                         Five Months     Fiscal Years ending
except per share data)                                                           ended Dec 31    July 31,
                                                            2001         2000         1999         1999         1998        1997
                                                            ----         ----         ----         ----         ----        ----
NET SALES                                                $   3,780    $   2,883    $     629    $   2,774    $   1,938    $   4,484
COST OF SALES                                                2,783        2,013          377        1,460        2,765        2,042
                                                         --------------------------------------------------------------------------
GROSS MARGIN                                                   997          870          252        1,314         (827)       2,442
                                                         --------------------------------------------------------------------------
OTHER COSTS AND EXPENSES
        Research and Development                               879          626          262          499          445        1,218
        Selling, general and administrative                  2,894        1,999          796        1,141        1,697        3,116
        Interest and financing fees                            113          174          724          724          665          792
        Other expense (income)                                  (7)           6                       (41)         (67)         274
        Acquisition of research and
        development                                                                                                           1,630
        Gain on Warranty Reevaluations                                                               (474)
        Legal Settlements                                      900          755          125
                                                         --------------------------------------------------------------------------
        Total other costs and expenses                       4,779        2,880        1,427        1,849        2,740        7,030
                                                         --------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                             (3,782)      (2,010)      (1,175)        (535)      (3,567)      (4,588)
GAIN ON DEBT RESTRUCTURING                                     354        1,551          214          140           42           53
                                                         --------------------------------------------------------------------------

NET LOSS                                                 $  (3,428)   $    (459)   $    (961)   $    (395)   $  (3,525)   $  (4,535)
                                                         ==========================================================================

PER COMMON SHARE:

        Loss from continuing operations                  $   (0.01)   $   (0.01)   $   (0.01)   $   (0.01)   $   (0.02)   $   (0.03)

        Gain on debt restructuring                                         0.01
                                                         --------------------------------------------------------------------------

        Net loss per common share                        $   (0.01)   $    0.00    $   (0.01)   $   (0.01)   $   (0.02)   $   (0.03)
                                                         ==========================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                         275,189      235,199      251,994      152,077      151,265      133,806
                                                         ==========================================================================

        Total Assets                                     $   4,340    $   3,094    $   2,697    $   3,940    $   1,658    $   4,513
                                                         ==========================================================================

        Long-term debt                                   $   3,332    $   3,332    $   3,332    $   3,332    $   3,332    $   3,639
                                                         ==========================================================================

        Shareholders' equity (deficit)                   $    (232)   $  (1,648)   $  (5,015)   $   7,316)   $ (12,615)   $  (9,095)
                                                         ==========================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read this  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations in conjunction with our 2001 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

OVERVIEW

     Enova Systems develops and produces advanced software, firmware and hardware for applications in the growing alternative power industry. Our focus is digital power conversion, power management, and system integration, for two broad market applications - vehicle power generation and stationary power generation.

     Enova's products and systems are the enabling technologies for power systems. Without them, power cannot be converted into the appropriate form required by the vehicle or device; and without them, power is not properly managed to protect the battery, vehicle or device, and user.

     Specifically, we develop, design and produce drive systems and related components for electric, hybrid-electric, fuel cell and microturbine-powered vehicles. We also develop, design and produce power management and power conversion components for stationary power generation - both on-site distributed power and on-site telecommunications back-up power applications. These stationary applications also employ fuel cells, microturbines and advanced batteries for power storage and generation. Additionally, Enova performs significant research and development to augment and support others' and our internal related product development efforts.

     Our product development strategy is to design and introduce to market successively advanced products, each based on Enova's core technical competencies. In each of our product / market segments, Enova provides products and services to leverage our core competencies in digital power management, power conversion and system integration. We believe that the underlying technical requirements shared among the market segments will allow us to more quickly transition from one emerging market to the next, with the goal of capturing early market share.

     The financial statements present the financial condition of Enova Systems, Inc. as of December 31, 2001 and 2000, the results of operations and cash flows for the year ended December 31, 2001 and 2000 and the five month period ended December 31, 1999 as well as the three preceding fiscal years ended July 31, 1999, 1998 and 1997. All references to the 1999 fiscal year denote the twelve months ended July 31, 1999.

     During 2001, we expanded our sales and development efforts to capture additional global market share for our product line and our technical expertise. Enova expanded into European and Asian markets with our heavy duty drive systems and continued to progress on our development programs with Ford, Ballard, Hyundai and the U.S. Department of Transportation. Our balance sheet strengthened, we are now focusing on building our product line, increasing our market share and developing the next generation of advanced power management and conversion systems.

     Our operations during the year ended December 31, 2001 were financed by development contracts and product sales, as well as an additional equity infusion of an aggregate of $3,000,000 from Jagen Pty, Ltd and Anthony Rawlinson for the purchase of 50,000,000 shares of common stock, as previously reported.

     We have completed the restructuring of our prior liabilities and debt. It is our intention to continue to seek additional financing through private placements and other means to increase research and development spending, procure inventory and seek additional alliances to market our products. As of March 22, 2002, we had no firm commitments for additional financing.

LIQUIDITY AND CAPITAL RESOURCES

     Enova has experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Due to increased research and development spending, cash flows from operations have not been sufficient. We therefore have to raise funds through private financial transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing. We anticipate that we will require additional outside financing for at least the next twelve months.

     Enova is seeking new investment capital to fund research and development and create new market opportunities. In order to fuel our growth in the stationary power market, we will need additional capital to further these development programs and augment our intellectual properties. In May 2001, Jagen Pty, Ltd exercised warrants to purchase 41,666,666 shares of common stock at $0.06 per share for a total of $2,500,000. In July 2001, Anthony Rawlinson, our chairman, exercised warrants to purchase 8,333,334 shares of common stock at $0.06 per share for a total of $500,000. Jagen and Mr. Rawlinson represented that they were accredited investors. We relied on Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

     In June 2001, we issued warrants to purchase 15,000,000 shares of common stock of Enova Systems to Ford Motor Company with respect to a participation program. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

     In early 2001, we retained Merrill Lynch as our investment advisor to pursue equity financing options and other strategic alternatives. Enova intends to vigorously pursue obtaining additional equity capital in order to fund new product development and enhance our NASDAQ listing to the National NASDAQ Market, although there is no assurance that such equity capital will be obtained or that such listing will occur.

     During the year ended December 31, 2001, our operations required $3,023,000 more in cash then were generated. Enova continues to increase research and development spending, as well as increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $233,000 from $1,004,000, or 23% from the balance at December 31, 2000, as we continued to expand our customer base and increased sales. Inventory increased by $520,000 from $406,000 or 128% from December 31, 2000 balances. As we continue to enter into additional production contracts with companies such as EPT, Ford, Ballard and other, we will continue to require additional raw materials and finished goods to meet demand.

     Fixed assets increased by $219,000 or 28% before depreciation for the year ended December 31, 2001 from the prior year balance of $784,220 as we increased both the number of engineers and the complexity of our programs. Increases in test equipment, production machinery and both technical hardware and software attributed to the increase.

     Other assets increased by $668,000 during 2001 from $68,000 in 2000 primarily due to the booking of an asset in relation to the Ford Value Participation Agreement. We determined, utilizing the Black Scholes method, the value of the initial tranche of the vested warrants under this program is $577,000. As additional warrants become vested in the coming years, they will be valued under the same methodology and booked as an expense and into stockholders equity. Additionally, increase were due to intellectual property expenses being applied as they relate to several new patents on Enova technology.

     As of December 31, 2001, we eliminated our antecedent accounts payable which has a balance of $210,000 as of December 31, 2000.

     The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

     Net sales of $3,780,000 for the twelve months ended December 31, 2001 increased $897,000 or 31% from $2,883,000 during the same period in 2000. Our further expansion into production programs of our Panther 120kw systems as well as new contracts with Ford and the DOT accounted for the increase in sales. We changed our fiscal year end from July 31 to December 31 effective December 31, 1999. All comparisons of year-to-year financial data for 2000 to 1999 are for the twelve months ended December 31, 2000 and the twelve months ended July 31, 1999. Net sales of $2,883,000 for the twelve months ended December 31, 2000 increased $109,000 or 4% from $2,774,000 during the same period in 1999.

     Cost of sales of $2,783,000 for the year ended December 31, 2001 reflect an increase of $770,000, or 38%, from $2,013,000 for the year ended December 31, 2000. Cost of sales as a percentage of sales remained at approximately 70% in 2001 which is consistent with 2000. As our sales mix changes from primarily development contract revenues to more product sales, we believe this gross margin will remain the same or improve on a year-to-year basis. Cost of sales of $2,013,000 for the year ended December 31, 2000 increased $553,000, or 37%, from $1,460,000 during the same period ending July 31, 1999. During the fiscal year ended July 31, 1999, we sold a technology license to Hyundai Heavy Industries which did not have associated costs of sales which accounted for the lesser amount in 1999.

     Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Non-funded development costs are reported as research and development expense. Research and development expense increased in 2001 to $879,000 from $626,000 for the same period in 2000, an increase of $253,000, or 40%. Research and development expense increased in 2000 to $626,000 from $499,000 in fiscal 1999, an increase of $127,000 or 25%. As part of our long-term strategic plan, we will continue to expend funds for research and development for new technologies to enhance existing products as well as develop new products in the areas of mobile and stationary power management and conversion. Examples of these internally funded development programs include the 240kW drive system and our advanced power management systems for fuel cells and turbines.

     Selling, general and administrative expense increased in the year ended December 31, 2001 to $2,894,000 from $1,999,000 for the similar period in 2000. Increased legal and accounting fees for the Fontal matter of approximately $400,000, as well as increased regulatory requirements, account for the majority of the rise in expense. We do not anticipate this level of professional fees to continue. Additionally, we continue to increase sales, marketing and travel expenses in relation to acquiring new business, creating alliances and servicing current customers, which has resulted in additional sales for 2001 and will facilitate in increasing sales for 2002. During 2001 and 2000, we continued to add employees to accommodate our increased sales and customer services.

     For the year ended December 31, 2001, interest and financing fees decreased by $61,000 to $113,000, a decrease of 35%. The reduction was due to restructuring of our long-term debt by forgiveness or conversion into equity. For the year ended December 31, 2000, interest and financing fees decreased by $550,000 to $174,000, a decrease of 76%. In 2000, interest and financing fees decreased to $174,000 from $724,000 in 1999, a decrease of 76%, due to the forgiveness of $4,300,000 of debt, formerly the Itochu debt, and the conversion of $1,000,000 of Fontal debt.

     In 2001, we completed our restructuring of the remainder of our antecedent payables, reducing those accounts to zero from $210,000 in 2000, which resulted in contributing to an extraordinary gain of $354,000 for the year. Our liabilities and long-term debt are now current. During the year ended December 31, 2000, several unsecured creditors agreed to settle their trade debt claims for amounts less than the original debt owed to them. Additionally, other trade debt, which has had no activity for over four years and has now become uncollectible pursuant to state statute of limitations, was recaptured. The reductions from the original amounts owed and the settlement amounts resulted in a gain on debt restructuring of $1,551,000 during the year ended December 31, 2000. Additional settlements resulted in a gain on debt restructuring of $140,000 in fiscal 1999.

     As noted in Item 3 above, we settled a lawsuit brought against Enova by Fontal International. The settlement requires us to issue 6,000,000 share of common stock at a cost of $900,000, non-cash, exclusive of our legal fees. This expense is recorded as legal settlements for 2001. Legal settlements for 2000 and 1999 were $75,000 and $125,000 respectively and related to matters involving claims made in 1996 and 1998 respectively.

     During 2001, we incurred several non-recurring professional expenses of $400,000 and the legal settlement of $900,000 with respect to the Fontal International lawsuit for an increase in operating expense of approximately $1,300,000. Without these charges, our net loss from operations would be $2,382,000, an increase of $372,000 or 18% from our $2,010,000 loss from operations for the same period in 2000. We do not believe these types of expenses will occur in 2002. The increase in net loss is attributable to a number of factors as discussed previously in this Form 10K including the increased legal and accounting fees, the legal settlement with respect to the Fontal matter, increased research and development expenses and increased marketing and administrative expenses relating to further establishing ourselves as a key player in the mobile power conversion and management markets and to develop new systems for the stationary markets. We shall continue to increase engineering, production, and support personnel as we deem necessary to meet our current and prospective customer needs. The loss from operations for 2000 of $2,010,000 increased

$1,001,000 or 99% from the $1,009,000 loss in fiscal 1999, which excludes the recapture of approximately $474,000 of prior warranty reserves.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued the following Financial Accounting Standards (FAS):

FAS No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement replaces FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

FAS No. 141, "Business Combinations", addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16. This Statement requires that all business combinations are to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

FAS No. 142, "Goodwill and Other Intangible Assets", addresses financial accounting and reporting for acquired goodwill and other intangible assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

FAS No. 143, " Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Implementation of the above financial accounting pronouncements is not expected to have a material effect on our financial position or results of operations.

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

Net Operating Losses. We have experienced recurring losses from operations and had an accumulated deficit of $90,293,000 at December 31, 2001. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the year ended December 31, 2001 and 2000, we had net losses of $3,428,000 and $459,000 respectively on sales of $3,780,000 and $2,883,000, respectively.

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

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) has recently confirmed its mandatory limits for zero emission and low emission vehicles. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect our business prospects if implemented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the Directors and executive officers of Enova as of December 31, 2001:

================================================================================
Name                            Age     Position
--------------------------------------------------------------------------------
Anthony N. Rawlinson            47      Chairman of the Board
--------------------------------------------------------------------------------
Carl D. Perry                   68      Chief Executive Officer, President, CFO,
                                        Secretary and Director
--------------------------------------------------------------------------------
Edwin O. Riddell (1)            59      Director
--------------------------------------------------------------------------------
Dr. Malcolm Currie (1)          72      Director
--------------------------------------------------------------------------------
John J. Micek, III (2)          49      Director
--------------------------------------------------------------------------------
Donald H. Dreyer (2)            64      Director
--------------------------------------------------------------------------------
James M. Strock                 46      Director
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

Mr. Perry was elected Chairman, Chief Executive Officer, Chief Financial Officer and Secretary of Enova in November 1997. Mr. Perry served as a Director and as an Executive Vice President of Enova from 1993 until 1997. In 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of Enova, and was elected President in June, 1999. In July, 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony Rawlinson to become Chairman. Previously, he was Executive Vice President of Canadair Ltd. (now Bombadier), Canada's largest aerospace corporation responsible for all worldwide joint ventures, strategic planning and global operations. He was also Executive Vice President of Howard Hughes Helicopter Company, now known as Boeing Helicopter Company, where he was responsible for all general management and worldwide operations. Mr. Perry has a B.S. in Political Science from the University of California at Los Angeles.

Malcolm R. Currie, Ph.D., Director

Dr. Currie was re-elected to the Board of Directors in 1999. Dr. Currie had served as a Director of Enova from 1995 through 1997. Since 1994, he has served as Chairman of Currie Technologies., a developer of electric transportation . From 1986 until 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co., and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. His career in electronics and management has included research with many patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. He served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of Inamed Corporation , Investment Company of America, and LSI Logic. He is President of the American Institute of Aeronautics and Astronautics, and is a Member (former Chairman) of the Board of Trustees of the University of Southern California.

John J. Micek III, Director

Mr. Micek was elected a Director of Enova in 1999. Mr. Micek served as Enova's Vice President, General Counsel, and Secretary from 1994 to 1997. From 1997 to 1999, Mr. Micek served as Chief Operations Officer of Protozoa, Inc., and from 1997 to the present, he has been President of Universal Assurors, Inc., and Managing Director of Silicon Prairie Partners, a Venture Fund. From 1987 to 1994, Mr. Micek held several positions with Armanino Foods of Distinction, Inc., including General Counsel and Chief Financial Officer, from 1987 to 1988, Vice President from 1989 to 1994, and Director from 1988 to 1989. Mr. Micek also served as the President and Director of Catalina Capitol, Inc. until its merger into Burst.com, Inc. in 1992. Mr. Micek continues to serve as a Director of Burst. Mr. Micek is also a member of the State Bar of California.

Edwin O. Riddell, Director

Mr. Riddell has been a Director of Enova since 1995. Since 1999, Mr. Riddell has been President of CR Transportation Services, a consultant to the electric vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President, Engineering, working on electric public transportation systems. From 1979 to 1985, he was Vice President, General Manager and COO of Lift-U, Inc., the leading manufacturer of handicapped wheelchair lifts for the transit industry. Mr. Riddell has also worked with Ford, Chrysler, and General Motors in the area of auto design, and has worked as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell has been a member of the American Public Transportation Association's (APTA) Member Board of Governors for over 15 years, and has served on APTA's Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium.

Donald H. Dreyer, Director

Mr. Dreyer was elected a Director of Enova in 1997. Mr. Dreyer is President and CEO of Dreyer & Company, Inc., a consultancy in credit, accounts receivable and insolvency services which was established in 1990. Mr. Dreyer has served as Chairman of the Board of Credit Managers Association of California during 1994 and 1995, and continues to serve as a member of the Advisory Committee of that organization. Mr. Dreyer is currently the co-Chair of the Creditors Committees' Subcommittee of the American Bankruptcy Institute and is a member of the Western Advisory Committee of Dun & Bradstreet, Inc. He is also a member of the Board of the National Association of Credit Management.

James M. Strock, Director

Mr. Strock was elected a Director of Enova in June, 2000. From 1991-1997, Mr. Strock served in Governor Pete Wilson's cabinet as California's first Secretary for Environmental Protection. He led an organization with an annual budget of more than $800 million with 4,000 employees. The Agency includes many of the world's leading environmental improvement programs relating to air and water quality, toxics and pesticide regulation, and solid waste. From 1989 until 1991, Mr. Strock served in President Bush's subcabinet as Assistant Administrator for Enforcement (chief law enforcement officer) of the U.S. Environmental Protection Agency. Currently, he is principal of jamesstrock.com, inc., a San Francisco firm providing consulting, communications and mediation services. Mr. Strock is a graduate of Harvard College and Harvard Law School, and is a member of the Council on Foreign Relations. He is the author of Reagan on Leadership:
Executive Lessons from the Great Communicator, and Theodore Roosevelt: Executive Lessons from the Bully Pulpit.

Relationships Among Directors or Executive Officers

     There are no family relationships among any of the Directors or executive officers of Enova.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our Directors, executive officers and persons who own more than 10% of our Common Stock (collectively, "Reporting Persons") to file reports of ownership and changes in ownership of our Common Stock to the Securities and Exchange Commission ("SEC"). Copies of these reports are also required to be delivered to Enova.

     We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during 2001, all Reporting Persons complied with all applicable filing requirements.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers of Enova whose annual salary and bonus exceeded $100,000 for the years ended December 31, 2001, 2000 and 1999 (collectively, the "Named Executive Officers"). Mr. Carl D. Perry is the sole executive officer of Enova whose salary currently exceeds $100,000.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                             ----------------------------------
                                                          Salary         Bonus
Name and Principal Position                  Year           ($)           ($)
---------------------------                  ----         -----          -----
Carl D. Perry (1)                            2001        136,118        $30,000
   Chief Executive Officer, Chief            2000         128,170         --
Financial                                    1999          75,000         --
   Officer, President and Secretary

(1) Mr. Perry was elected as Chief Executive Officer in November 1997. Mr. Perry's current salary is $150,000 per year, approved by the Board of Directors in June, 2000.

Option/SAR Grants

     No grants of stock options or stock appreciation rights ("SARs") were made during 2001 to the Named Executive Officers.

Option Exercises and Option Values

     The following table sets forth information concerning option exercises during 2001, and the aggregate value of unexercised options as of December 31, 2001, held by each of the Named Executive Officers:

                     Aggregated Option/SAR Exercises in 2001
                     and Option Values at December 31, 2001

                                                        Number of Securities
                    Aggregate                          Underlying Unexercised        Value of Unexercised
                      Option                                 Options at             In-the-Money Options at
                 Exercises in 2001                      December 31, 2001 (#)      December 31, 2001 ($) (1)
                 -----------------                  ---------------------------   ---------------------------
                     Shares              Value
                   Acquired on          Realized
Name               Exercise (#)            ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
                  -------------         --------    -----------   -------------   -----------   -------------
Carl D. Perry          --                  --        1,200,000         --          $72,000(1)        N/A

(1) Calculated on the basis of $0.16 (representing the average of the high bid and low ask prices of the Common Stock on December 31, 2001 of $0.16 per share), minus the exercise price.

Compensation of Directors

     In September 1999, our Board of Directors unanimously approved a compensation package for outside directors consisting of the following: for each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairman is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are reimbursed for expenses incurred in connection with attending Board and committee meetings.

     As of March 8, 2002, 1,514,281 shares had been issued under the above compensation plan for Directors.

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

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Stock Performance Graph

     The graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return on the Standard & Poor's Small Capitalization 600 Index and an index of peer companies selected by us. A group of five other electric vehicle companies comprise the peer group index.(1)

     The period shown commences on December 31, 1996, and ends on December 31, 2001, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 1996 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
             AMONG ENOVA SYSTEMS, INC., THE S & P SMALLCAP 600 INDEX
                                AND A PEER GROUP

   [The following table was depicted as a line chart in the printed material.]

                                                 Cumulative Total Return
                                                 -----------------------
                                   12/97     12/98     12/99     12/00     12/01
                                   -----     -----     -----     -----     -----
ENOVA SYATEMS, INC                 27.65     18.24    191.18    100.00     88.24
S & P SMALLCAP 600                125.58    129.01    145.01    162.13    195.17
PEER GROUP                         93.80     77.86    139.78    122.96     77.90


* $100 invested on 12/31/96 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright(C)2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

                     DECEMBER 31, 1996 TO DECEMBER 31, 2001

1) Companies included in the peer group index are Amerigon, Inc. (ARGN), Electric Fuel Corp. (EFCX), Energy Conversion Devices, Inc. (ENER), Unique Mobility (UQM), and Valence Technology, Inc. (VLNC).

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding beneficial ownership of our stock as of March 8, 2002, (i) by each person (or group of affiliated persons) who is known by Enova to own beneficially more than 5% of any class of our voting securities, (ii) by each of our Directors, (iii) by each of our Named Executive Officers listed in the Summary Compensation Table below, and (v) by our Directors and executive officers as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of stock beneficially owned by them.

-------------------------------------------------------------------------------------------------------------------------
                Name                               Shares                   Percentage of Shares            Voting
                                           Beneficially Owned (1)          Beneficially Owned (2)       Percentage (3)
-------------------------------------------------------------------------------------------------------------------------
Jagen, Pty., Ltd.                                  125,000,000                         35.31%              40.52%
9 Oxford Street, South Yorra 3141
Melbourne, Victoria Australia
-------------------------------------------------------------------------------------------------------------------------
Carl D. Perry                                       11,200,500 (4)                      3.16%               3.24%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
-------------------------------------------------------------------------------------------------------------------------
Citibank N.A.                                       31,655,754                          8.94%              10.26%
111 Wall Street, 8th Floor
New York, NY  10043
-------------------------------------------------------------------------------------------------------------------------
Anthony N. Rawlinson                                25,208,873                          7.12%               8.17%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
-------------------------------------------------------------------------------------------------------------------------
John J. Micek, III                                  817,383(5)                              *                   *
-------------------------------------------------------------------------------------------------------------------------
Edwin O. Riddell                                       447,445                              *                   *
-------------------------------------------------------------------------------------------------------------------------
Dr. Malcolm Currie                                     325,878                              *                   *
-------------------------------------------------------------------------------------------------------------------------
Donald H. Dreyer                                       212,646                              *                   *
-------------------------------------------------------------------------------------------------------------------------
James M. Strock                                         67,056                              *                   *
-------------------------------------------------------------------------------------------------------------------------
Delphi Delco Electronics (6)                         1,278,720                              *                   *
-------------------------------------------------------------------------------------------------------------------------
Jean Schulz (7)                                      1,329,111                              *               1.12%
-------------------------------------------------------------------------------------------------------------------------
All Directors and executive officers                38,279,781 (8)                     10.81%              12.04%
as a group (7 persons)
-------------------------------------------------------------------------------------------------------------------------

*    Indicates less than 1%

(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after February 28, 2002.

(2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after February 28, 2002.

(3) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and/or Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the total Series A Preferred Stock outstanding and (iii) the total Series B Preferred Stock outstanding. This percentage calculation has been included to show more accurately the actual voting power of each of the shareholders, since the calculation takes into account the fact that the outstanding Series A Preferred Stock and Series B Preferred Stock are entitled to vote together with the Common Stock as a single class on certain matters to be voted upon by the shareholders and each share of Series B Preferred Stock is entitled to two votes per share.

(4) Includes 1,200,000 shares of Common Stock issuable pursuant to stock options issued under an employee stock option plan exercisable at a price of $0.10 per share. The option exercise price, for Mr. Perry's and other employees under the 1996 Stock Option Plan, was reset to $0.10 per share from $0.30 per share on August 19, 1998 at the direction of the Board of Directors.

(5) Includes 565,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $0.10 per share. The option exercise price was reset to $0.10 per share from $0.30 per share on June 10, 1999 at the direction of the Board of Directors.

(6) The shareholder owns of record and beneficially shares of Series B Preferred Stock only. Series B shares represent the equivalent of two shares of Common Stock for every one share of Series B Preferred Stock. The number of shares represents 53% of the outstanding Series B Preferred Stock as of March 8, 2002.

(7) The shareholder owns of record and beneficially shares of Series A Preferred Stock only. Series A shares represent the equivalent of one share of Common Stock for every one share of Series A Preferred Stock. The number of shares represent 47% of the outstanding Series A Preferred Stock as of March 8, 2002.

(8) Includes 1,765,000 shares of Common Stock issuable pursuant to stock options exercisable at price of $.10 per share.

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 13. Certain Relationships and Related Transactions

     The following are certain transactions entered into between Enova and its officers, directors and principal shareholders and their affiliates since January 1, 2001.

Transactions with Management and Others:

During 2001, there were no transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

     o compensation arrangements, which are described where required under "Management"; and

     o    the transactions described below.

In May 2001, Jagen Pty, Ltd. exercised warrants to purchase 41,666,666 shares of common stock at $0.06 per share for a total of $2,500,000 paid solely in cash. Jagen represented that it was an accredited investor under the definition set forth by the Securities and Exchange Commission. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

In July 2001, Anthony Rawlinson exercised warrants to purchase 8,333,334 shares of common stock at $0.06 per share for a total of $500,000 paid solely in cash. Mr. Rawlinson represented that he was an accredited investor under the definition set forth by the Securities and Exchange Commission. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

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

(a)3.   Exhibits

        See Item 14 (C) for Index of Exhibits.

(b)     Reports on Form 8-K

        None.l

(c)     Exhibits

Exhibit Number                             Description
--------------------------------------------------------------------------------

3.1 Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10K for the year ended December 31, 2000 filed on March 30, 2001 and incorporated herein by reference).

3.2        Bylaws of  Registrant  (filed  as  Exhibit  3.12 to the  Registration
           Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

4.1 Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd. (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1996, as filed on November 12, 1996, and incorporated herein by reference).

10.1 Form of Stock Option Agreement under 1993 Employee and Consultant Stock Plan (filed as Exhibit 10.15 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.2 Form of Solar Electric Engineering, Inc. 1993 Employee and Consultant Stock Plan (filed as Exhibit 10.16 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.3 Form of Confidential Private Placement Memorandum and Debt Restructuring Disclosure Statement of U.S. Electricar, Inc., dated January 2, 1996, delivered by Enova to certain of its unsecured trade creditors, including exhibits (filed as Exhibit 10.91 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996, as filed on March 18, 1996, and incorporated herein by reference).

10.4 Form of Stock Purchase, Note and Debt Exchange Agreement dated January 2, 1996 between Enova and certain unsecured trade creditors (filed as Exhibit 10.92 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1996, as filed on March 18, 1996, and incorporated herein by reference).

10.5 Form of Indemnification Agreement (filed as Exhibit 10.63 to the Registration Statement on Form 10 filed on November 29, 1994, and incorporated herein by reference).

10.6 Form of Security Agreement made as of May 31, 1995, between Enova and Credit Managers Association of California, Trustee (filed as Exhibit
           10.85 to the Registrant's Quarterly Report on Form 24 10-Q for the quarter ended April 30, 1996, as filed on June 14, 1996, and incorporated herein by reference).

10.7       Amended  1996  Employee  and  Consultant  Stock Option Plan (filed as
           Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.8 Stock Purchase Agreement and Technology License Agreement dated February 27, 1997, by and between Enova and Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd. (filed as Exhibit 10.98 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended January 31, 1997, as filed on March 14, 1997, and incorporated herein by reference).

10.9 Loan Agreement for $400,000 convertible promissory note with Fontal International, Ltd., dated April 30, 1997 (filed as Exhibit 10.99 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended April 30, 10997, as filed on June 13, 1997, and incorporated herein by reference).

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

10.12 Securities Purchase Agreement dated as of June 1, 1999, by and between the Registrant and Jagen Pty, Ltd. and Anthony N. Rawlinson (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

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

10.16 Letter of Intent between Registrant and a domestic supplier, dated December 9, 1999, to design, develop and manufacture low voltage electric drive system components (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2000 and incorporated herein by reference).

10.17 Put/Call Option to sell Itochu shares between Registrant and Carl D. Perry dated September 1, 1999 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2000 and incorporated herein by reference).

23.1*      Consent of Moss Adams, LLC, Independent Auditors

24*        Power of Attorney (included on signature page)

----------------------
*       Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized, on March 28, 2002.

ENOVA SYSTEMS, INC.


By: /s/ Carl D. Perry
    ----------------------------------------------------------------------------
    Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer

Dated: March 28, 2002

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

Signature                          Title                          Date
---------                          -----                          ----

/s/ Carl D. Perry                  Chief Executive                March 28, 2002
--------------------------         Officer and Director
Carl D. Perry                      (Principal Executive Officer)

/s/ Anthony N. Rawlinson           Chairman                       March 28, 2002
--------------------------
Anthony N. Rawlinson

/s/ Malcolm Currie                 Director                       March 28, 2002
--------------------------
Malcolm Currie

/s/ Edwin O. Riddell               Director                       March 28, 2002
--------------------------
Edwin O. Riddell

/s/ John J. Micek, III             Director                       March 28, 2002
--------------------------
John J. Micek, III

/s/ Donald H. Dreyer               Director                       March 28, 2002
--------------------------
Donald H. Dreyer

/s/ James M. Strock                Director                       March 28, 2002
--------------------------
James M. Strock

--------------------------------------------------------------------------------

                               ENOVA SYSTEMS, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                               ENOVA SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1

BALANCE SHEETS AT DECEMBER 31, 2001 AND 2000.................................F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000, THE FIVE MONTHS ENDED
     DECEMBER 31, 1999, AND YEAR ENDED JULY 31, 1999 ........................F-3

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000, THE FIVE MONTHS ENDED
     DECEMBER 31, 1999, AND YEAR ENDED JULY 31, 1999 ........................F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000, THE FIVE MONTHS ENDED
     DECEMBER 31, 1999, AND YEAR ENDED JULY 31, 1999 ........................F-5

NOTES TO FINANCIAL STATEMENTS................................................F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors
Enova Systems, Inc.

We have audited the accompanying balance sheets of Enova Systems, Inc., formerly U.S. Electricar, Inc., as of December 31, 2001and 2000, and the statements of operations, stockholders' deficit, and cash flows for the two years ended December 31, 2001, the five months ended December 31, 1999, and the year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc., as of December 31, 2001 and 2000, and the results of its operations and cash flows for the two years ended December 31, 2001, the five months ended December 31, 1999, and the year ended July 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                           /s/  MOSS ADAMS LLP

Santa Rosa, California
February 22, 2002

                                                                        Page F-1

                                                                  ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                                                                        BALANCE SHEETS
                                                                                            December 31, 2001 and 2000

----------------------------------------------------------------------------------------------------------------------

                                                   ASSETS
                                                                                        2001                 2000
                                                                                    ------------         ------------
CURRENT ASSETS
     Cash                                                                           $  1,179,000         $  1,310,000
     Accounts receivable                                                               1,237,000            1,004,000
     Inventories and supplies                                                            926,000              406,000
     Related party receivable, current maturities                                         25,000               25,000
     Prepaids and other current assets                                                    87,000               68,000
                                                                                    ------------         ------------

            Total current assets                                                       3,454,000            2,813,000

PROPERTY AND EQUIPMENT                                                                   280,000              214,000

RELATED PARTY RECEIVABLE, less current maturities                                         32,000               57,000

OTHER ASSETS                                                                             574,000               10,000
                                                                                    ------------         ------------

            Total assets                                                            $  4,340,000         $  3,094,000
                                                                                    ============         ============


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                               $    167,000         $    106,000
     Accrued payroll and related expenses                                                194,000              301,000
     Other accrued expenses                                                               53,000              119,000
     Current maturities of long-term debt                                                120,000              120,000
     Current maturities of capital lease obligations                                       9,000                9,000
                                                                                    ------------         ------------

            Total current liabilities                                                    543,000              655,000

ACCRUED INTEREST PAYABLE                                                                 677,000              514,000

LONG-TERM PAYABLES                                                                          --                210,000

CAPITAL LEASE OBLIGATIONS, less current maturities                                        20,000               31,000

LONG-TERM DEBT, less current maturities                                                3,332,000            3,332,000
                                                                                    ------------         ------------

            Total liabilities                                                          4,572,000            4,742,000
                                                                                    ------------         ------------

STOCKHOLDERS' DEFICIT
     Series A convertible preferred stock - no par value; 30,000,000 shares authorized; 2,844,000  shares issued and outstanding; liquidating
         preference at $0.60 per share aggregating $1,706,000                          1,867,000            1,867,000
     Series B convertible preferred stock - no par value; 5,000,000 shares authorized; 1,217,000  shares issued and outstanding; liquidating
         preference at $2.00 per share aggregating $2,434,000                          2,434,000            2,434,000
     Common stock - no par value; 500,000,000 shares authorized;
         302,502,000 and 244,249,000 shares issued and outstanding                    79,859,000           75,680,000
     Common stock subscribed                                                             160,000               13,000
     Stock notes receivable                                                           (1,208,000)          (1,149,000)
     Additional paid-in capital                                                        6,949,000            6,372,000
     Accumulated deficit                                                             (90,293,000)         (86,865,000)
                                                                                    ------------         ------------

            Total stockholders' deficit                                                 (232,000)          (1,648,000)
                                                                                    ------------         ------------

            Total liabilities and stockholders' deficit                             $  4,340,000         $  3,094,000
                                                                                    ============         ============

See accompanying notes.
----------------------------------------------------------------------------------------------------------------------
                                                                                                              Page F-2

                                                                  ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                                                              STATEMENTS OF OPERATIONS
                                                               Years Ended December 31, 2001 and 2000, the Five Months
                                                             Ended December 31, 1999, and the Year Ended July 31, 1999
----------------------------------------------------------------------------------------------------------------------

                                                                                         December            July
                                                     2001               2000               1999              1999
                                                -------------      -------------      -------------      -------------

NET REVENUES                                    $   3,780,000      $   2,883,000      $     629,000      $   2,774,000

COST OF REVENUES                                    2,783,000          2,013,000            377,000          1,460,000
                                                -------------      -------------      -------------      -------------

GROSS PROFIT                                          997,000            870,000            252,000          1,314,000
                                                -------------      -------------      -------------      -------------

OTHER COSTS AND EXPENSES
    Research and development                          879,000            626,000            262,000            499,000
    Selling, general, and administrative            2,894,000          1,999,000            796,000          1,141,000
    Interest and financing fees                       113,000            174,000            244,000            724,000
    (Gain) loss on disposition of fixed assets         (7,000)             6,000               --                 --
    Legal settlements                                 900,000             75,000            125,000               --
    Gain on warranty accrual reevaluation                --                 --                 --             (474,000)
    Other (income)/expense                               --                 --                 --              (41,000)
                                                -------------      -------------      -------------      -------------

          Total other costs and expenses            4,779,000          2,880,000          1,427,000          1,849,000
                                                -------------      -------------      -------------      -------------

LOSS FROM CONTINUING OPERATIONS                    (3,782,000)        (2,010,000)        (1,175,000)          (535,000)

EXTRAORDINARY ITEM - GAIN ON DEBT
    RESTRUCTURING                                     354,000          1,551,000            214,000            140,000
                                                -------------      -------------      -------------      -------------

NET LOSS                                        $  (3,428,000)     $    (459,000)     $    (961,000)     $    (395,000)
                                                =============      =============      =============      =============

LOSS PER COMMON SHARE
    Loss from continuing operations             $       (0.01)     $       (0.01)     $       (0.01)     $       (0.01)
    Gain on debt restructuring                           --                 0.01               --                 --
                                                -------------      -------------      -------------      -------------
                                                $       (0.01)     $        --        $       (0.01)     $       (0.01)
                                                =============      =============      =============      =============

WEIGHTED AVERAGE OF COMMON
    SHARES OUTSTANDING                          $ 275,188,979      $ 235,199,406      $ 251,993,533      $ 152,076,615
                                                =============      =============      =============      =============

See accompanying notes.
----------------------------------------------------------------------------------------------------------------------
                                                                                                              Page F-3

                                                                                ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                             Years Ended December 31, 2001 and 2000, the Five Months
                                                                           Ended December 31, 1999, and the Year Ended July 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                              Preferred Stock
                                       ------------------------------------------------------------
                                                   Series A                      Series B                      Common Stock
                                       ----------------------------    ----------------------------    ----------------------------
                                          Shares          Amount          Shares          Amount          Shares          Amount
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, July 31, 1998                    3,321,000    $  2,258,000       1,291,000    $  2,584,000     151,767,000    $ 68,742,000

Common Stock Transactions
   Conversion of Series A
     preferred stock                        (62,000)        (67,000)           --              --            62,000          67,000
   Conversion of Series B
     preferred stock                           --              --           (49,000)        (98,000)        163,000          98,000
   Sale of stock                               --              --              --              --        83,333,000       2,375,000
   Conversion of debt                          --              --              --              --        16,667,000         219,000
   Issuance of common stock warrants           --              --              --              --              --              --
Debt forgiveness by stockholder                --              --              --              --              --              --
Net loss                                       --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, July 31, 1999                    3,259,000       2,191,000       1,242,000       2,486,000     251,992,000      71,501,000

Common Stock Transactions
   Conversion of Series A
     preferred stock                        (20,000)        (25,000)           --              --            20,000          25,000
   Stock issued for services                   --              --              --              --              --              --
   Conversion of debt                          --              --              --              --              --              --
Debt forgivness by stockholder                 --              --              --              --              --              --
Net loss                                       --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999                3,239,000       2,166,000       1,242,000       2,486,000     252,012,000      71,526,000

Common Stock Transactions
   Conversion of Series A
     preferred stock                       (395,000)       (299,000)           --              --           395,000         299,000
   Conversion of Series B
     preferred stock                           --              --           (25,000)        (52,000)         71,000          52,000
   Stock options exercised                     --              --              --              --         3,315,000         392,000
   Sale of stock                               --              --              --              --         6,667,000       2,000,000
   Stock issued for services                   --              --              --              --         5,722,000       1,497,000
   Conversion of debt                          --              --              --              --            37,000          14,000
   Repurchase of stock from stockholder        --              --              --              --       (23,970,000)       (100,000
Debt forgiveness by stockholder                --              --              --              --              --              --
Net loss                                       --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000                2,844,000       1,867,000       1,217,000       2,434,000     244,249,000      75,680,000

Common Stock Transactions
   Stock issued on exercise of warrants        --              --              --              --        50,000,000       3,000,000
   Stock options exercised                     --              --              --              --         1,805,000         181,000
   Stock issued for services                   --              --              --              --           448,000          98,000
   Stock issued in legal settlement            --              --              --              --         6,000,000         900,000
Warrants issued for value
  participation agreement                      --              --              --              --              --              --
Net loss                                       --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001                2,844,000    $  1,867,000       1,217,000    $  2,434,000     302,502,000    $ 79,859,000
                                       ============    ============    ============    ============    ============    ============

                                              Common Stock
                                               Subscribed             Additional
                                       ---------------------------      Paid-In     Stock Notes     Accumulated
                                          Shares         Amount         Capital      Receivable       Deficit          Total
                                       ------------   ------------   ------------   ------------    ------------    ------------

Balance, July 31, 1998                         --     $       --     $       --     $(1,149,000)   $(85,050,000)    $(12,615,000)

Common Stock Transactions
   Conversion of Series A
     preferred stock                           --             --             --             --              --              --
   Conversion of Series B
     preferred stock                           --             --             --             --              --              --
   Sale of stock                               --             --             --             --              --         2,375,000
   Conversion of debt                          --             --             --             --              --           219,000
   Issuance of common stock warrants           --             --          406,000           --              --           406,000
Debt forgiveness by stockholder                --             --        2,694,000           --              --         2,694,000
Net loss                                       --             --             --             --          (395,000)       (395,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, July 31, 1999                         --             --        3,100,000     (1,149,000)    (85,445,000)     (7,316,000)

Common Stock Transactions
   Conversion of Series A
     preferred stock                           --             --             --             --              --              --
   Stock issued for services              1,317,000        148,000           --             --              --           148,000
   Conversion of debt                     4,246,000      1,297,000           --             --              --         1,297,000
Debt forgivness by stockholder                 --             --        1,817,000           --              --         1,817,000
Net loss                                       --             --             --             --          (961,000)       (961,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 1999                5,563,000      1,445,000      4,917,000     (1,149,000)    (86,406,000)     (5,015,000)

Common Stock Transactions
   Conversion of Series A
     preferred stock                           --             --             --             --              --              --
   Conversion of Series B
     preferred stock                           --             --             --             --              --              --
   Stock options exercised                     --             --             --             --              --           392,000
   Sale of stock                               --             --             --             --              --         2,000,000
   Stock issued for services             (5,518,000)    (1,432,000)           --             --             --            65,000
   Conversion of debt                          --             --             --             --              --            14,000
   Repurchase of stock from stockholder        --             --             --             --              --          (100,000)
Debt forgiveness by stockholder                --             --        1,455,000           --              --         1,455,000
Net loss                                       --             --             --             --          (459,000)       (459,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2000                   45,000         13,000      6,372,000     (1,149,000)    (86,865,000)     (1,648,000)

Common Stock Transactions
   Stock issued on exercise of warrants        --             --             --             --              --         3,000,000
   Stock options exercised                     --             --             --          (59,000)           --           122,000
   Stock issued for services                955,000        147,000           --             --              --           245,000
   Stock issued in legal settlement            --             --             --             --              --           900,000
Warrants issued for value
  participation agreement                      --             --          577,000           --              --           577,000
Net loss                                       --             --             --             --        (3,428,000)     (3,428,000)
                                       ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2001                1,000,000   $    160,000   $  6,949,000   $ (1,208,000)   $(90,293,000)   $   (232,000)
                                       ============   ============   ============   ============    ============    ============

See accompanying notes.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            Page F-4

                                                                  ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                                                              STATEMENTS OF CASH FLOWS
                                                               Years Ended December 31, 2001 and 2000, the Five Months
                                                             Ended December 31, 1999, and the Year Ended July 31, 1999
----------------------------------------------------------------------------------------------------------------------

                                                                                             December          July
                                                               2001            2000            1999            1999
                                                           -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                               $(3,428,000)    $  (459,000)    $  (961,000)    $  (395,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
          Depreciation and amortization                        205,000         136,000          60,000         179,000
          Loss on disposition of fixed assets                     --             6,000            --              --
          Gain on debt restructuring and extinguishment       (210,000)     (1,551,000)       (214,000)       (140,000)
          Stock issued for services                            245,000          66,000         148,000            --
          Stock issued for legal settlement                    900,000            --              --              --
          Accrued interest forgiven                               --           156,000         219,000            --
          Change in allowance for doubtful accounts               --              --              --          (108,000)
          Provision to reduce inventory values                    --              --              --           (36,000)
          Changes in valuation allowances and reserves            --              --              --          (640,000)
       Change in operating assets and liabilities:
          Accounts receivable                                 (233,000)       (432,000)        185,000        (560,000)
          Inventories                                         (520,000)       (151,000)        (33,000)        329,000
          Related party receivable                              25,000          25,000          12,000            --
          Note receivable                                         --              --              --           250,000
          Prepaids and other current assets                    (19,000)         (7,000)         21,000          32,000
          Other assets                                         (39,000)           --              --              --
          Accounts payable and accrued expenses               (112,000)       (120,000)        (77,000)        678,000
          Accrued interest payable                             163,000          75,000        (154,000)           --
          Customer deposits                                       --          (102,000)        102,000        (387,000)
                                                           -----------     -----------     -----------     -----------

            Net cash from operating activities              (3,023,000)     (2,358,000)       (692,000)       (798,000)
                                                           -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Equipment acquisitions                                    (219,000)        (88,000)         (3,000)         (1,000)
                                                           -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                   --              --              --           400,000
    Proceeds from exercise of warrants and options           3,122,000            --              --              --
    Proceeds from sale of stock                                   --         2,392,000            --              --
    Purchase of common stock                                      --          (100,000)           --         2,600,000
    Payments on notes payable and capital lease obligations    (11,000)         (1,000)       (307,000)           --
                                                           -----------     -----------     -----------     -----------

            Net cash from financing activities               3,111,000       2,291,000        (307,000)      3,000,000
                                                           -----------     -----------     -----------     -----------

NET CHANGE IN CASH                                            (131,000)       (155,000)     (1,002,000)      2,201,000

CASH,  beginning of the period                               1,310,000       1,465,000       2,467,000         266,000
                                                           -----------     -----------     -----------     -----------

CASH,  end of the period                                   $ 1,179,000     $ 1,310,000     $ 1,465,000     $ 2,467,000
                                                           ===========     ===========     ===========     ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
    Cash paid during the year for interest                 $     5,000     $    40,000     $     9,000     $      --
    Non-cash investing and financing activities:
       Conversion of preferred stock to common stock       $      --       $   351,000     $    25,000     $   166,000
       Conversion of debt and accrued interest to equity   $      --       $ 1,470,000     $ 2,894,000     $   400,000
       Issuance of warrants                                $      --       $      --       $      --       $   406,000
       Equipment acquired under capital lease              $      --       $    41,000     $      --       $      --

See accompanying notes.
-----------------------------------------------------------------------------------------------------------------------
                                                                                                               Page F-5

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - Enova Systems, Inc., formerly U.S. Electricar, Inc., is a California corporation that develops drive trains and related components for electric, hybrid electric, and fuel cell systems for mobile and stationary applications. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The change in the Company's name to Enova Systems became effective January 1, 2000. The Company develops and sells components in the United States and Asia and sells components in Europe.

Change in fiscal year - Effective December 31, 1999, the Company changed its fiscal year-end from July 31 to December 31.

Cash equivalents - Highly liquid investments with an original maturity debt of three months or less are considered cash equivalents. There were no cash equivalents at December 31, 2001 or 2000.

Inventory - Inventory is comprised of materials used in the design and development of electric drive systems under ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the sum of expected cash flows from use of the asset is less than its carrying value. Long-lived assets that management has committed to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Income taxes - Deferred income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

Revenue recognition - The Company is obligated to perform research and development activities under development and licensing agreements. The agreements require the Company to design, develop, and test drive systems and deliver working prototypes. The Company retains all rights to the products developed and will license their use to the counter-party. Revenue on engineering and research and development contracts is recognized at the completion of specified engineering or billing milestones, as set forth in each agreement. Revenues from sales of components are recognized when shipped and title passes to the customer. During 1999, revenue from the sale of electric vehicles was recognized when the vehicle was delivered to the customer.

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

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds, and trade receivables. Demand deposits are placed with known creditable financial institutions. A customer, Hyundai, is also a stockholder that holds less than 5% of the outstanding common stock. For the years ended December 31, 2001 and 2000, Hyundai accounted for approximately 13% and 58% of total revenues. Revenues associated with Hyundai for the five months ended December 31, 1999, and the twelve months ended July 31, 1999, were 63% and 44%.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results, and the difference could have a significant impact on the financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-6

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Shipping costs - Shipping and handling are included in costs of goods sold.

Warranties - In 1999, electric vehicle warranties were provided by the Company on vehicles sold when the Company was U.S. Electricar. The warranties generally extended for one year from the time of sale. Warranties for substantially all vehicles sold by the Company had elapsed, resulting in a $474,000 gain concurrent with the reevaluation of the warranty accrual.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of the Company's short-term and long-term debt may be substantially less than the carrying value since there is no readily ascertainable market for the debt given the financial position of the Company.

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

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-7

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - MANAGEMENT'S PLANS

The Company has experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing, and other costs associated with its strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Additional outside financing is anticipated until the Company reaches a breakeven volume in sales and develops and/or acquires the capability to manufacture and sell products profitably. While the Company continues its efforts to obtain additional equity funding, a major stockholder has committed up to $2 million to fund operations during 2002.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend, or cease some or all aspects of its planned operations.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                           2001          2000
                                                        ----------    ----------

Computers                                               $  154,000    $  124,000
Machinery and equipment                                    407,000       285,000
Furniture and office equipment                             186,000       126,000
Demonstration vehicles and buses                           147,000       142,000
Leasehold improvements                                      68,000        66,000
Equipment under capital lease                               41,000        41,000
                                                        ----------    ----------
                                                         1,003,000       784,000
Less accumulated depreciation and amortization             723,000       570,000
                                                        ----------    ----------
                                                        $  280,000    $  214,000
                                                        ==========    ==========

NOTE 4 - RELATED PARTY RECEIVABLE

Hyundai, a stockholder, acquired certain technology licensing rights from the Company in 1997. Part of the consideration for these rights included periodic installment payments of $25,000 per year for six years, with the final payment expected in February 2003.


NOTE 5 - OTHER ASSETS

The Company is in the process of obtaining patents for several products. The legal costs associated with the patents, $49,000 to date, have been capitalized and will be amortized over the life of the patents upon receiving the patent.

In June 2001, the Company entered into a strategic relationship with Ford Motor Company to develop and manufacture a high power, high voltage conversion module for Ford's fuel cell vehicle. Warrants were issued to Ford Motor Company in exchange for Ford's commitment to enter into this five-year agreement. The issuance of the warrants was recorded as a noncurrent asset (Value Participation Agreement) at its fair market value of $ 577,000, and is being amortized on a straight-line basis over the life of the contract. Fair market value was determined using the Black-Scholes option pricing model.

                                                          2001            2000
                                                        --------        --------

Patents                                                 $ 49,000        $ 10,000
Valuation Participation Agreement                        577,000            --
                                                        --------        --------
                                                         626,000          10,000
Less accumulated  amortization                            52,000            --
                                                        --------        --------
                                                        $574,000        $ 10,000
                                                        ========        ========

--------------------------------------------------------------------------------
                                                                        Page F-8

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT

                                                                           2001            2000
                                                                        ----------      ----------
Secured promissory note to Credit Managers Association of
California, with interest at 3% for the first five years beginning
June 1996, 6% for years six and seven, and then at prime plus 3%
through maturity; interest payments are made upon payment of principal, which is due no later than April 2016; a sinking fund escrow is required to be funded with 10% of future equity financing,
as defined in the agreement                                             $3,332,000      $3,332,000

Unsecured promissory note with interest at 10%, note is past due           120,000         120,000
                                                                        ----------      ----------

                                                                         3,452,000       3,452,000
Less current maturities                                                    120,000         120,000
                                                                        ----------      ----------

                                                                        $3,332,000      $3,332,000
                                                                        ==========      ==========

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company rents manufacturing and office equipment under various capital lease agreements that expire beginning in 2003. Future minimum lease payments under these capital lease agreements are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              2002                   $ 14,000
                                              2003                     16,000
                                              2004                      6,000
                                              2005                      7,000
                                                                     --------

                                                                       43,000
                Less amounts representing interest                     14,000
                                                                     --------

                Present value of minimum lease payments                29,000
                Less current maturities                                 9,000
                                                                     --------

                                                                     $ 20,000
                                                                     ========

NOTE 8 - OPERATING LEASES

The Company's lease on its Torrance, California, facility expires in February 2003. Rent expense was $210,000 and $177,000 for the years ended December 31, 2001 and 2000. Rent for the five months ended December 31, 1999, and the twelve months ended July 31, 1999, was $40,000 and $144,000. Future minimum lease payments are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              2002                   $ 163,000
                                              2003                      27,000
                                                                     ----------

                                                                     $ 190,000
                                                                     ==========

--------------------------------------------------------------------------------
                                                                        Page F-9

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - STOCKHOLDERS' DEFICIT

Series A preferred stock - Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation, or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference of $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series A preferred stock.

Substantially all of the stock notes receivable stem from a Board of Directors plan for the sale of shares of Series A preferred stock in 1993 to certain officers and directors (Participants). In general, the Participants could purchase the preferred stock for a combination of cash, promissory notes payable to the Company, and conversion of debt and deferred compensation due to the Participants. All shares issued under this plan were pledged to the Company as security for the notes. The notes provided for interest at 8% per annum payable annually, with the full principal amount and any unpaid interest due on January 31, 1997. The notes remain outstanding. The likelihood of collecting the interest on these notes is remote; therefore, accrued interest has not been recorded since the fiscal year ended July 31, 1997.

Series B preferred stock - Series B preferred stock is currently unregistered and each share is convertible into shares of common stock on a two-for-one basis at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering, if the offering results in net proceeds of $10,000,000, and the per share price of common stock is at least $2.00; and the merger, consolidation, or sale of common stock or sale of substantially all of the Company's assets in which gross proceeds received are at least $10,000,000. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock. The stock has a liquidation preference of $2.00 per share together with an amount equal to, generally, $0.14 per share compounded annually at 7% per year from the filing date, less any dividends paid. Dividends on the Series B preferred stock are non-cumulative and payable at the annual rate of $0.14 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series B preferred stock.

Stock issued for legal settlement - In December 2001, the Company settled an outstanding lawsuit related to warrants that were issued during 1996 in exchange for services performed. The warrants contained a cashless exercise option and were originally set to expire in 1997. The holders of these warrants claimed, however, that the Company had agreed to extend the term. To settle the lawsuit, the Company agreed to issue to the warrant holders 6,000,000 shares of common stock with a fair market value on the date of issuance of $900,000.

NOTE 10 - STOCK OPTIONS AND WARRANTS

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

Under the Director Stock Option Plan, the Company reserved 1,500,000 shares of common stock for nonstatutory stock options for nonemployee directors. Options under this Plan are fully vested upon the granting of the options and expire ten years from the date of grant unless terminated sooner or upon termination of the optionee's status as a director. Options that expire or are canceled may become available for future grants under the Director Option Plan. No options are outstanding under this Plan.

The 1996 Stock Option Plan reserves 45,000,000 shares for incentive and nonstatutory stock options during the period of the Plan, which expires in 2006. Options under the 1996 Plan expire over a period not to exceed ten years.

--------------------------------------------------------------------------------
                                                                       Page F-10

                                                                                ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                                                                       NOTES TO FINANCIAL STATEMENTS

------------------------------------------------------------------------------------------------------------------------------------

The following summarizes common stock option activity (shares in thousands):

                                                          1996 Plan                   1993 Plan                     Other
                                                 --------------------------  --------------------------- --------------------------
                                                    Shares         Price         Shares         Price        Shares         Price
                                                 -----------    -----------  -------------   -----------  ------------   -----------
Options outstanding at July 31, 1998               8,439,000    $ 0.10-0.30    11,383,000    $ 0.10-0.60     1,495,000   $ 0.60-2.80

Granted                                            1,765,000           0.10          --             --            --            --
Exercised                                         (1,765,000)          0.30      (113,000)          0.30          --            --
Forfeited                                            (49,000)          0.30      (159,000)          0.30          --            --
                                                 -----------                  -----------                  -----------

Options outstanding at July 31, 1999               8,390,000                   11,111,000                    1,495,000    0.60-2.80

Granted                                           12,339,000    $      0.11          --             --            --            --
Forfeited                                           (234,000)   0.11-0.30            --             --            --            --
                                                 -----------                  -----------                  -----------

Options outstanding at December 31, 1999          20,495,000    $ 0.10-0.30    11,111,000    $ 0.10-0.60     1,495,000   $ 0.60-2.80

Granted                                            3,600,000    0.17-0.30            --             --            --            --
Exercised                                         (3,286,000)   0.10-0.30            --             --            --            --
Forfeited                                           (344,000)   0.10-0.30      (1,457,000)          --            --            --
                                                 -----------                  -----------                  -----------

Options outstanding at December 31, 2000          20,465,000    $ 0.10-0.30     9,654,000    $ 0.10-0.60     1,495,000   $ 0.60-2.80

Granted                                            7,472,000    0.11-0.18            --             --            --            --
Exercised                                         (1,805,000)   0.06-0.11            --             --            --            --
Forfeited                                         (5,266,000)   0.11-030             --             --            --            --
                                                 -----------                  -----------                  -----------

Options outstanding at December 31, 2001          20,866,000    $ 0.10-0.30     9,654,000    $ 0.10-0.60     1,495,000   $ 0.60-2.80
                                                 ===========                  ===========                  ===========

Weighted average remaining
 contractual life                                  3.5 years                    1.5 years                    1.5 years
                                                 ===========                  ===========                  ===========

Options exercisable were 26,293,358 and 24,106,626 as of December 31, 2001 and 2000. Options exercisable at December 31, 1999, and July 31, 1999, were 20,879,245 and 18,567,454.

The Company measures its employee stock-based compensation arrangements under the provisions of APB No. 25. Had compensation costs for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss would have been as follows:

                                                                                     December              July
                                                  2001              2000               1999                1999
                                              -----------        -----------        -----------        -----------
Net loss for the year                         $(3,428,000)       $ (459,000))       $ (961,000)0)      $  (395,000)
Compensation expense, net of tax effect           776,500             88,000            174,000            640,700
                                              -----------        -----------        -----------        -----------

Proforma net loss                             $(4,204,500)       $  (547,000)       $(1,135,000)       $   245,700
                                              ===========        ===========        ===========        ===========

Proforma earnings per common share            $     (0.01)       $     (0.01)       $     (0.01)       $     (0.01)

The fair value of options granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 December            July
                                2001              2000             1999              1999
                           ---------------   --------------  ----------------  ---------------
Dividends                               0%               0%                0%               0%
Expected volatility                   125%             124%              164%             164%
Risk-free interest rate                 5%               5%     5.88% - 6.69%    5.88% - 6.59%
Expected life                      5 years          5 years           5 years          5 years

--------------------------------------------------------------------------------
                                                                       Page F-11

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The agreement with Ford Motor Company, as discussed in Note 4, included issuing warrants to Ford to purchase 4.6% of the fully diluted common stock of Enova Systems over a 66 month period. The number of shares to be acquired will be adjusted from time to time for increases in the Company's fully diluted common stock. The vesting of these warrants is dependent upon Ford meeting specific purchase agreements. Warrants issued and vested under this agreement totaled 2,500,000 at an exercise price of $0.29 per share during the year ended December 31, 2001. Initially, the exercise price of the warrants is equal to the price of the stock on the date of issuance, with the exercise price adjusted when the aggregate number of shares is adjusted. Warrants may not be exercised until July 2003. The fair value of warrants granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 102%, (3) risk-free interest rate of 4.76%, and (4) an expected life of the warrants of 66 months.

NOTE 11 - INCOME TAXES

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

                                                       2001              2000
                                                   -----------       -----------

Deferred tax assets
     Federal tax loss carryforward                 $25,692,000       $24,666,000
     State tax loss carryforward                       674,000           920,000
     Basis difference                                1,610,000         1,610,000
     Other, net                                        290,000           218,000
                                                   -----------       -----------
                                                    28,266,000        27,414,000
Less valuation allowance                            28,266,000        27,414,000
                                                   -----------       -----------
Net deferred tax asset                             $      --         $      --
                                                   ===========       ===========

Net operating losses expire as follows:

                                                      Net Operating Loss
                                                -----------------------------

             Date of Expiration                    Federal        California
             ------------------                 -------------    ------------

                   2002                             $ 11,000     $ 2,778,000
                   2003                               64,000       1,541,000
                   2004                              322,000         709,000
                   2005                              443,000         655,000
                   2006                              680,000               -
                   2007                            2,552,000               -
                   2008                           24,221,000               -
                   2009                           33,460,000               -
                   2010                            9,083,000         177,000
                   2011                            5,557,000       1,770,000
                   2012                            2,998,000               -
                   2013                            1,418,000               -
                   2014                            1,965,000               -
                   2015                              322,000               -
                   2016                            3,217,000               -
                                                -------------    ------------
                                                $ 86,313,000     $ 7,630,000
                                                =============    ============

--------------------------------------------------------------------------------
                                                                       Page F-12

                            ENOVA SYSTEMS, INC. (Formerly U.S. Electricar, Inc.)
                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12 - EXTRAORDINARY ITEM

The Company has been negotiating repayment of long-term trade payables for less than the amounts originally recorded. The gain from these negotiated payments is reflected as an extraordinary item.

In consultation with legal counsel, the Company extinguished certain payables under a provision of the California Code of Civil Procedures. The code's statute of limitations precludes the ability of a creditor to commence an action to recover stale account balances. Upon reviewing the code's provisions, the Company determined that conditions surrounding the application of the statute of limitations had been met; accordingly, the extraordinary item includes the gain from the extinguishments.

NOTE 13 - GEOGRAPHIC AREA DATA

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

                                                        December         July
                            2001           2000           1999           1999
                         ----------     ----------     ----------     ----------

United States            $2,854,000     $1,003,000     $  235,000     $1,564,000
Korea                       483,000      1,670,000        394,000      1,210,000
England                      84,000           --             --             --
Canada                        --          110,000           --             --
Italy                      359,000        100,000           --             --
                         ----------     ----------     ----------     ----------
                         $3,780,000     $2,883,000     $  629,000     $2,774,000
                         ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------
                                                                       Page F-13