Form 10-Q
period 2002-03-31
ENOVA SYSTEMS INC
filed 2002-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(_x_)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March  31, 2002
                                        ---------------

                                       or

(___)    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From _____________To_____________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of May 13, 2002, there were 302,732,000 shares of Common Stock, no par value, 2,844,000 shares of Series A Preferred Stock and 1,217,000 shares of Series B Preferred Stock outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)......................................3

         Balance Sheets:
         March 31, 2002 and December 31, 2001..................................3

         Statements of Operations:
         Three months ended March 31, 2002 and 2001............................4

         Statements of Cash Flows:
         Three months ended March 31, 2002 and 2001............................5

         Notes to Financial Statements:
         for the Three months ended March 31, 2002 and 2001....................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17
Item 2.  Changes in Securities and Use of Proceeds............................17
Item 3.  Defaults upon Senior Securities......................................17
Item 4.  Submission of Matters to a Vote of Security Holders..................17
Item 5.  Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................17


SIGNATURE.....................................................................18

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             As of                    As of
                                                                                        March 31, 2002         December 31, 2001
                                                                                        --------------         -----------------
ASSETS                                                                                   (Unaudited)
CURRENT ASSETS:
       Cash                                                                              $        793            $      1,179
       Accounts receivable                                                                        878                   1,237
       Inventory                                                                                1,346                     926
       Stockholder receivable                                                                      25                      25
       Prepaids and other current assets                                                           81                      87
                                                                                         -------------           -------------
             Total Current Assets                                                               3,123                   3,454

PROPERTY, PLANT AND EQUIPMENT - NET                                                               417                     280
OTHER ASSETS                                                                                      581                     606
                                                                                         -------------           -------------
TOTAL ASSETS                                                                             $      4,121            $      4,340
                                                                                         =============           =============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                  $        599            $        167
       Accrued payroll and related expense                                                        181                     194
       Other accrued expenses                                                                      16                      53
       Bonds and notes payable                                                                    120                     129
                                                                                         -------------           -------------
             Total Current Liabilities                                                            916                     543

ACCRUED INTEREST PAYABLE                                                                          730                     677
CAPITAL LEASE OBLIGATIONS                                                                          76                      20
LONG TERM DEBT                                                                                  3,332                   3,332
                                                                                         -------------           -------------
TOTAL LIABILITIES                                                                        $      5,054            $      4,572
                                                                                         -------------           -------------
SHAREHOLDERS' (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       2,844,000 shares issued and outstanding at 3/31/02 and 12/31/01                          1,867                   1,867
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,000 shares issued and outstanding at 3/31/02 and 12/31/01                          2,434                   2,434
       Stock notes receivable                                                                  (1,208)                 (1,208)
       Common Stock - No par value; 500,000,000 shares authorized; 302,532,000
       and 302,502,000 shares issued and outstanding at 3/31/02 and 12/31/01                   79,862                  79,859
       Common stock subscribed                                                                    160                     160
       Additional paid-in capital                                                               6,949                   6,949
       Accumulated deficit                                                                    (90,997)                (90,293)
                                                                                         -------------           -------------
             Total Shareholders' (Deficit)                                                       (933)                   (232)
                                                                                         -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)                                            $      4,121            $      4,340
                                                                                         =============           =============

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.
See notes to financial statements.


ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                 -----------------------------------------
                                                                                      2002                        2001
                                                                                 -------------               -------------
NET SALES                                                                        $         941               $       1,115

COST OF SALES                                                                              702                         658

                                                                                 -------------               -------------
GROSS MARGIN                                                                               239                         457
                                                                                 -------------               -------------

OTHER COSTS AND EXPENSES:
      Research & development                                                               275                         267
      Selling, general & administrative                                                    615                         448
      Interest and financing fees                                                           55                          28
      Interest income                                                                       (2)                        (16)

                                                                                 -------------               -------------
           Total other costs and expenses                                                  943                         727
                                                                                 -------------               -------------


LOSS FROM CONTINUING OPERATIONS                                                  $        (704)              $        (270)
                                                                                 -------------               -------------

GAIN ON DEBT RESTRUCTURING                                                                   0                           0
NET LOSS                                                                         $        (704)              $        (270)
                                                                                 =============               =============
NET LOSS PER COMMON SHARE:                                                       $       (0.01)              $       (0.01)
                                                                                 =============               =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                                        302,532,000                 224,271,333


ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------




                                                                                    Three Months Ended March 31
                                                                                 ----------------------------------
                                                                                   2002                      2001
                                                                                 --------                  --------
OPERATIONS
 Net loss                                                                        $  (704)                  $  (270)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                       38                        46
  Change in operating assets and liabilities:
      Accounts Receivable                                                            359                      (433)
      Inventory                                                                     (420)                     (277)
      Prepaids and other assets                                                       31                       (58)
      Accounts payable and accrued expenses                                          434                       219
                                                                                 -------                   -------
               Net cash used by operating activities                                (263)                     (773)
                                                                                 -------                   -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                       (174)                      (19)
                                                                                 -------                   -------
               Net cash  used by investing activities                               (174)                      (19)
                                                                                 -------                   -------

FINANCING:
 Issuance of notes payable                                                            47                        (3)
 Proceeds from issuance of common stock                                                3                         6
                                                                                 -------                   -------
               Net cash provided by financing activities                              50                         3
                                                                                 -------                   -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (387)                     (789)

CASH AND EQUIVALENTS:

 Beginning of period                                                               1,179                     1,310
                                                                                 -------                   -------

 End of period                                                                   $   792                   $   521
                                                                                 =======                   =======


ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                     Three Months Ended March 31
                                                                               ---------------------------------------

                                                                                    2002                    2001
                                                                               ---------------         ---------------
Cash paid for interest                                                          $          -            $          -


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                        $          -            $          -
  Conversion of debt to common stock                                            $          -            $          -
  Conversion of accrued interest to equity                                      $          -            $          -
  Issuance of common stock for services                                         $          -            $          1


                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2002 and 2001


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2002 and the interim results of operations and cash flows for the three months ended March 31, 2002 have been included. The balance sheet at December 31, 2001, presented herein, has been prepared from the audited financial statements of our company for the fiscal year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2001 and March 31, 2002 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2001, which are included in the our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three months ended March 31, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                  March 31, 2002               December 31, 2001
                                   (unaudited)
                                   -----------

Raw materials                           700                             563
WIP                                     472                             272
Finished Goods                          174                              91
                                     $1,346                         $   926
                                     ======                         =======


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                            March 31, 2002    December 31, 2001
                                            --------------    -----------------

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
for the  first 5 years,  6% for  years 6
and 7, and then at prime plus 3% through
date of maturity;  interest payments are
made upon  payment  of  principal,  with
principal and interest due no later than
April  2016;   with  an  interest  in  a
sinking  fund escrow with a zero balance
as of  December  31,  2001 and March 31,
2002.  The sinking fund escrow  requires
the Company to fund the account with 10%
of future  equity  financing,  including
convertible debt converted to equity.             3,332              3,332

Other                                               120                120
                                                -------             ------

                                                  3,452              3,452

                                                    120                120
                                                -------             ------
Less current maturities                         $ 3,332             $3,332
                                                =======             ======

                               ENOVA SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2001. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed herein and in the report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

In the ordinary course of business, the company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

     o    The first-in, first-out (FIFO) method to value our inventories;

     o The intrinsic value method, or APB Opinion No. 25, to account for our stock options;

     o Review of customers' receivable to determine the need for an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, additional allowances may be required.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

GENERAL

In July 2000, the Company changed its name to Enova Systems, Inc. The Company, previously U.S. Electricar, Inc., a California Corporation (the "Company"), was incorporated on July 30, 1976.

The Company's fiscal year ends December 31. All year references refer to fiscal years.

Enova Systems believes it is a leader in the development and production of commercial digital power management systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Our business activities focus on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts for government and commercial enterprises. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating outside recharging of the battery system. A fuel cell based system is similar to a hybrid system except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system, which combines hydrogen and oxygen in a chemical process to produce electricity.

The Company's business activities continue to be focused on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts.

Enova develops and produces advanced software, firmware and hardware for applications in the alternative power industry. Our focus is digital power conversion, power management, and system integration, for two broad market applications - vehicle power generation and stationary power generation.

Specifically, we develop, design and produce drive systems and related components for electric, hybrid-electric, fuel cell and microturbine-powered vehicles. We also develop, design and produce power management and power conversion components for stationary power generation - both on-site distributed power and on-site telecommunications back-up power applications. These stationary applications also employ fuel cells, microturbines and advanced batteries for power storage and generation. Additionally, we perform research and development to augment and support others' and our own related product development efforts.

Our product development strategy is to design and introduce to market successively advanced products, each based on our core technical competencies. In each of our product / market segments, we provide products and services to leverage our core competencies in digital power management, power conversion and system integration. We believe that the underlying technical requirements shared among the market segments will allow us to more quickly transition from one emerging market to the next, with the goal of capturing early market share.

During the three months ended March 30, 2002, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company, Hyundai Motor Company and several domestic and international vehicle and bus manufacturers. We also are continuing on our current research and development programs with Hyundai Motor Company and the U.S. Department of Transportation as well as developing new programs with Hyundai and the federal government.

Ford Motor Company

Our program with Ford Motor Company to develop and manufacture a high power, high voltage conversion module for their fuel cell vehicle is progressing well. The High Voltage Energy Converter was a key component in Ford's Focus FCV, which was featured at the New York International Auto Show in February 2002. The high voltage conversion module converts high voltage power from the fuel cell into a lower voltage. We are currently in the second phase of this program and the units are meeting expectations in performance and reliability. In the three months ended March 31, 2002, we billed approximately $70,000 from this Ford program.

Ballard Power

Our development and production program with Ballard Power for low voltage electric drive system components for use in Ford's Global Th!nk City has moved into its production phase. Ford has announced that the all-electric vehicle is scheduled to be introduced in 2002 for markets in North America and Europe. We have designed and are commencing high-volume manufacturing of the electronics for the drive system including the power inverter, charger and controller. In conjunction with Hyundai Autonet of Korea, we are finalizing production planning for initial production systems to be delivered in mid 2002. Gross revenues for the three months ended March 31, 2002 from this Ballard program were approximately $69,000. Additional revenues for non-recurring engineering will be realized in the second quarter and production revenues should commence in the third quarter of 2002 based on projections we have received from Ford and Ballard. We anticipate that sales of these systems will provide significant revenues in the upcoming years, however, we cannot assure that there will be any such future revenues.

Hyundai Motor Company Programs

Hyundai continues to contract with our company for the development of advanced hybrid and fuel cell powered drive systems. In regards to passenger vehicle programs, we have developed a commercially viable parallel hybrid motor and controller for Hyundai's new hybrid vehicle to be introduced in 2004. We have teamed with SL Montevideo of Minnesota and Hyundai Heavy Industries of Korea to build this new motor and controller. The prototype drive system for this program was delivered to Hyundai Motor Company in February 2002. We expect to learn the results of Hyundai's evaluation of the prototype during the second quarter of 2002.

Additionally, Hyundai Motor is procuring a number of our High Energy Converter modules for use in their hybrid fuel cell programs. Hyundai has indicated that they will purchase additional systems for other programs during 2002.

Development programs with Hyundai generated approximately $470,000 in sales for the quarter ended March 31, 2002. We anticipate additional contracts for both development and purchase of our components during 2002 for Hyundai's alternative vehicle applications, however we cannot assure that such additional contracts will be realized.

Light-Duty Drive Systems

In addition to the 30kW motor controller, charger and DC-DC converter that we, in alliance with Hyundai Autonet, are manufacturing for Ballard Power, we are also marketing and manufacturing our Panther 90kW drive systems. Our 90kW controller, motor and gear unit provide outstanding performance for light duty vehicles such as midsize automobiles and delivery vehicles. Our outsource manufacturer for the Panther 90kW drive system is Hyundai Heavy Industries.

We have received a purchase order for over 200 Panther 90kW drive systems for delivery in 2002 and 2003 from Voltage Vehicles of California, an integrator of specialty vehicles. We have begun delivery of these systems and anticipate producing approximately 100 systems representing approximately $1,000,000 in gross revenues this year. Additionally, we are discussing further sales of this system configuration to other domestic and international customers; however, we can give no assurance at this time that such discussions will result in any further sales.

Heavy-Duty Drive Systems

Sales of our PantherTM 120kW drive systems continue to provide increased revenues for our company. We have entered into supplier agreements with manufacturers in Europe and Japan as well as domestically. Hyundai Heavy Industries is also our outsource manufacturer for the Panther 120kW as well as the motor and controller for our Panther 240kW drive systems.

Eco Power Technology of Italy has purchased an additional 27 Panther 120kW electric and hybrid electric drive systems which will be delivered in 2002. The hybrid electric drive systems include the Capstone 30kW microturbine as their power source. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market with key customers in Rome and Genoa. Total sales for the quarter ended March 31, 2002 from Eco Power were $152,000 which does not include the new systems sales.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated our hybrid electric
PantherTM 120kW drive system, which utilizes a microturbine from Capstone Turbine Corporation as its power source. The bus is currently performing to specifications and has been tested at the Milford Test facility, a highly renowned European bus test location. Wrights has purchased additional pure electric drive systems for their midsize buses for sale in the United Kingdom and the European Continent. Further, we are in negotiations with them to purchase both our new 240kW drive system and our Fast Charger system. We anticipate additional orders for both electric and hybrid-electric P120 drive systems during 2002; however, we cannot assure at this time that such additional contracts will be realized. . Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. and Moria Corporation of Japan have both received our 120kW drive systems and have begun integrating them into their bus platforms. We are working closely with these companies to ensure a successful integration and future sales. We anticipate that both companies will purchase additional systems during 2002, however we can make no assurance that any purchases will occur.

The development of a utility vehicle for Southern California Edison, in partnership with the South Coast Air Quality Management District, utilizing our 120kW drive system and a Capstone Turbine Corporation 30kW microturbine continues on schedule. We are completed the development and production of our additional power management accessories for this vehicle so that it can run power applications such as drills and motors used by the Southern California Edison technicians. The purpose of this project is to demonstrate and evaluate this unique hybrid power drive system. Our system will be able to power the vehicle as well as the auxiliary utility accessories which will eliminate the need for a separate diesel generator normally trailered behind the vehicle. These systems have been delivered and are being integrated into the vehicle. This line service truck will be a demonstration vehicle, which we anticipate will lead to sales to utility companies throughout the U.S. We cannot assure at this time that such sales will occur.

In the high performance heavy-duty drive system area, our 240kW drive system has been successfully integrated into a heavy-duty application and its performance is exceeding expectations. We have currently produced five initial systems and have begun on the next order for five to ten more. Advanced Vehicle Systems "AVS" of Tennessee has purchased one electric 240kW system and is in the process of integration and performance evaluation. The 240kW drive system is designed for heavy-duty applications such as transit buses and heavy-duty trucks. We are finalizing an agreement with Hyundai for the purchase of this 240kW system for their heavy-duty vehicle applications which will be combined with a fuel cell for urban and transit bus applications. Additionally, we are in discussions with Wrights of the United Kingdom and other bus manufacturers regarding the purchase of these drive systems in 2002. We can make no assurance that these discussions will result in any sales of the Panther 240kW drive system.

Research and Development Programs

Our research and development programs with the U.S. department of Transportation and the State of Hawaii continue to provide us with new insights and innovations in the development and integration of our electric vehicle programs.

The Hyundai Santa Fe electric vehicle program has provided us with valuable data regarding performance, battery life and vehicle maintenance. The program utilizes Hawaii's rapid charging stations, manufactured by AeroVironment, and has enabled us to fine tune our power management systems to the specifications of numerous battery manufacturers. The contract has two elements, one for integration of our BCU II battery care unit, which allows the vehicles to accept fast charging, and a second contract for maintenance of the vehicles over the two-year program. The participants in the program include state and local offices as well as Hickam Air Force base. The vehicles are performing well and reports on their performance and handling continue to be positive.

Our contract with the DOT to design and test a three-car tram utilizing the PantherTM 120kW drive system has been completed and has been delivered to the High Technology Development Corporation's facility in Honolulu. This tram, capable of carrying 100 passengers, will now be delivered to the Honolulu International Airport for further test and evaluation. If successful, we intend to market this tram system to international markets for application to other airports, national and recreational parks and other high capacity transit applications.

The Eldorado 30-foot bus conversion utilizing our PantherTM 120kW drive system for the Hickam Air Force base is nearing completion. The success of this program is leading to a potential new contract with Hickam to integrate a hybrid drive system into a second 30-foot bus for the Air Force base. We cannot assure at this time that such a contract will be finalized.

All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the DOT and the State of Hawaii.

We will continue to establish new development programs with the Hawaii High Technology Development Corporation as well as other state and federal government agencies as funding becomes available.

Stationary Power Applications

Our stationary power programs continue to attract new potential partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for our company. We are also developing applications for these products in the telecommunications and distributed generation markets. We can make no assurance that we will successfully develop such applications or that any such applications will find acceptance in the marketplace.

Our fuel cell care units are being delivered to UTC Fuel Cells, a division of United Technologies Corp., for use in their stationary fuel cell systems. To date, UTC Fuel Cells and Hamilton Sundstrand, an aerospace division of United Technologies have ordered approximately 30 fuel cell care units. The Hyundai companies have also expressed interest in working with us on the development of advanced fuel cell management technologies and we are currently in negotiations with a domestic energy company for stationary applications of our fuel cell management system. We believe this market will play a key role in our future and we continue to pursue alliances with leading manufacturers in this area, however, we can make no assurance that this market will develop as anticipated or that such alliances will occur.


LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the our strategic plan to become an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations as they came due. We have therefore had to raise funds through several financial transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell its products profitably, we will need to continue to rely on cash from external financing. We anticipate that it will require additional outside financing to meet research and development expenditures through 2003.

We have completed the restructuring of our prior liabilities and debt. It is our intention to continue to seek additional financing through private placements and other means to increase research and development spending, procure inventory and seek additional alliances to market our products. As of May 6, 2002, we have received a commitment from Jagen Pty, Ltd to fund up to $2,000,000 during 2002.

During the three months ended March 31, 2002, we spent $387,000 in cash on operating activities to fund the net loss of $704,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $359,000 due to aggressive collection of receivables. Inventory increased by $420,000 from December 31, 2001 as we continue to build up our raw materials and work in progress inventories for the Ballard production commencing in second quarter 2002 and other programs such as our 120kW drive system sales to EcoPower, Wrights and other bus manufacturers.

Current liabilities increased by a net of $434,000 due to purchases made in connection with various on-going development programs. As we expand our customer base and produce higher inventories for sales, we have negotiated extended terms with several of our key suppliers, which allows us improved cash flows. Interest accruing on notes payable increased by $27,000 for the three months ended March 31, 2002 compared with the similar period in 2001 due to an increase in the interest rate on the $3.3 million CMAC note per the terms of that agreement.

The operations of the Company during the first quarter of fiscal 2002 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by prior equity financings. It is management's intention to continue to support current operations through sales of products and technology consulting, as well as seek additional financing through private placements and other means to increase research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations.

RESULTS OF OPERATIONS

Net sales in the three months ending March 31, 2002 decreased by $174,000 from the corresponding quarter in 2001. The decrease as compared with the prior year was primarily due to carry forward of the Ballard billings which would have increased sales over the prior year had they been included in this quarter. Due to milestone restrictions set forth by Ballard, these revenues will not be earned until the final hardware is proven.

We believe these revenues will be booked during the second quarter of 2002. Development contracts with Hyundai Motor Company, Ballard Power Systems (for the Ford Th!nk city Car) and Eco Power Technology account for a majority of the Company's sales in the first quarter of 2002.

Cost of sales in the quarter ended March 31, 2002 increased to $702,000 compared to cost of sales of $658,000 for the same three-month period in 2001. Costs incurred with respect to the Ballard development program have been recorded to cost of sales prior to the booking of the revenues associated with that program due to certain contract limitations set forth by Ballard. We believe these associated revenues will be recorded in the second quarter of 2002.

Research and development expense increased in the first quarter of 2002 to $275,000 as compared with $267,000 in the first quarter of 2001. We intend to utilize internal research and development as well as seek partners in the mobile and stationary alternative energy fields to develop new and enhanced products for drive system and distributed generation markets.

Selling, general and administrative expense increased $167,000 to $615,000 for the three months ended March 31, 2002 from the previous year's comparable period. We incurred additional professional fees in the amount of approximately $100,000 in connection with a Form S1 prospectus filing during the first quarter of 2002. Additionally, we incurred additional marketing and travel expenses in our efforts to attract new customers and partners for the sale and distribution of our products.

Interest and financing fees increased to $55,000 in the first quarter of 2002 from $28,000 in the first quarter of 2001. Interest costs have increased due to a change in interest accrual for our $3.3 million CMAC note in accordance with the original terms of that note.

We incurred a net loss from continuing operations of $704,000 in the first quarter of 2002 compared to a net loss of $270,000 in the first quarter of 2001. As discussed above, the net loss for the first quarter was significantly affected by the exclusion of the Ballard revenues, which could not be included.


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

Net Operating Losses. We have experienced recurring losses from operations and had an accumulated deficit of $90,997,000 at March 31, 2002. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended March 31, 2002 and 2001, we had net
losses  of  $704,000  and  $270,000   respectively  on  sales  of  $941,000  and
$1,115,000, respectively.

Nature of Industry. The mobile and stationary power markets including electric vehicle and hybrid electric vehicles continue to be subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers: (1) have already produced electric and hybrid vehicles, and/or
(2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. Various companies are also developing improved electric storage, propulsion and control systems. In addition, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies. Cost-effective methods to reduce price per kilowatt have yet to be established and the stationary power market is not yet viable.

Our current products are designed for use with, and are dependent upon, existing technology. As technologies change, and subject to our limited available resources, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. We cannot assure you, however, that we will be able to avoid technological obsolescence, that the market for our products will not ultimately be dominated by technologies other than ours, or that we will be able to adapt to changes in or create "leading-edge" technology. In addition, further proprietary technological development by others could prohibit us from using our own technology.

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

Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future.


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

None.

Item 5.      Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K:

(a)          Exhibits:
             ---------

             None

 (b)         Reports on Form 8-K
             -------------------

             The Company filed no current reports on Form 8-K during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2002

ENOVA SYSTEMS, INC.
(Registrant)



                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)