Form 10-Q
period 2002-06-30
ENOVA SYSTEMS INC
filed 2002-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2002

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ________________ To ________________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of August 13, 2002, there were 345,627,000 shares of Common Stock, no par value, 2,844,000 shares of Series A Preferred Stock and 1,217,000 shares of Series B Preferred Stock outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)....................................3

         Balance Sheets:
         June 30, 2002 and December 31, 2001.................................3

         Statements of Operations:
         Six months ended June 30, 2002 and 2001.............................4

         Statements of Cash Flows:
         Six months ended June 30, 2002 and 2001.............................5

         Notes to Financial Statements:
         for the Six months ended June 30, 2002 and 2001.....................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk..........16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................17
Item 2.  Changes in Securities and Use of Proceeds..........................17
Item 3.  Defaults upon Senior Securities....................................17
Item 4.  Submission of Matters to a Vote of Security Holders................17
Item 5.  Other Information..................................................17
Item 6.  Exhibits and Reports on Form 8-K...................................17


SIGNATURE ..................................................................18

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   As of                 As of
                                                                                               June 30, 2002       December 31, 2001
                                                                                               -------------       -----------------
ASSETS                                                                                          (Unaudited)
CURRENT ASSETS:
       Cash                                                                                       $  3,904              $  1,179
       Accounts receivable                                                                           1,403              $  1,237
       Inventory                                                                                     1,351              $    926
       Stockholder receivable                                                                           33              $     25
       Prepaids and other current assets                                                               107              $     87
                                                                                                  --------              --------
             Total Current Assets                                                                    6,798                 3,454

PROPERTY, PLANT AND EQUIPMENT - NET                                                                    440                   280
OTHER ASSETS, NET                                                                                      534                   606
                                                                                                  --------              --------
TOTAL ASSETS                                                                                      $  7,772              $  4,340
                                                                                                  ========              ========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                           $    831              $    167
       Accrued payroll and related expense                                                              97                   194
       Other accrued expenses                                                                           49                    53
       Notes payable                                                                                   120                   129
                                                                                                  --------              --------
             Total Current Liabilities                                                               1,097                   543

ACCRUED INTEREST PAYABLE                                                                               783                   677
CAPITAL LEASE OBLIGATIONS                                                                               69                    20
LONG TERM DEBT                                                                                       3,332                 3,332
                                                                                                  --------              --------
TOTAL LIABILITIES                                                                                 $  5,281              $  4,572
                                                                                                  --------              --------

SHAREHOLDERS EQUITY (DEFICIT):
       Series A preferred stock - No par value; 30,000,000 shares authorized;
       2,844,000 shares issued and outstanding at 6/30/02 and 12/31/01                               1,867                 1,867
       Series B preferred stock - No par value; 5,000,000 shares authorized;
       1,217,000 shares issued and outstanding at 6/30/02 and 12/31/01                               2,434                 2,434
       Stock notes receivable                                                                       (1,308)               (1,208)
       Common Stock - No par value; 500,000,000 shares authorized; 345,627,000
       and 302,502,000 shares issued and outstanding at 6/30/02 and 12/31/01                        83,971                79,859
       Common stock subscribed                                                                         112                   160
       Additional paid-in capital                                                                    6,949                 6,949
       Accumulated deficit                                                                         (91,534)              (90,293)
                                                                                                  --------              --------
             Total Shareholders Equity (Deficit)                                                     2,491                  (232)
                                                                                                  --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)                                               $  7,772              $  4,340
                                                                                                  ========              ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                       Six Months Ended
                                                                       June 30                                June 30
                                                          ---------------------------------       ---------------------------------
                                                               2002                2001                2002                2001
                                                          -------------       -------------       -------------       -------------
NET SALES                                                 $       1,474       $         770       $       2,415       $       1,887
COST OF SALES                                                     1,160                 505               1,863               1,164
                                                          -------------       -------------       -------------       -------------
GROSS MARGIN                                                        314                 265                 552                 723
                                                          -------------       -------------       -------------       -------------

OTHER COSTS AND EXPENSES:
      Research & development                                        181                 239                 456                 498
      Selling, general & administrative                             573                 823               1,188               1,290
      Interest and financing fees                                    55                  30                 110                  59
      Other (income)/expense                                         45                  (1)                 45                  (1)
      Interest income                                                (4)                (15)                 (6)                (31)
                                                          -------------       -------------       -------------       -------------
           Total other costs and expenses                           850               1,076               1,793               1,815
                                                          -------------       -------------       -------------       -------------

LOSS FROM CONTINUING OPERATIONS                           $        (536)      $        (811)      $      (1,241)      $      (1,092)
                                                          -------------       -------------       -------------       -------------

GAIN ON DEBT RESTRUCTURING                                            0                  35                   0                  35
NET LOSS                                                  $        (536)      $        (776)      $      (1,241)      $      (1,057)
NET LOSS PER COMMON SHARE:                                $       (0.01)      $       (0.01)      $       (0.01)      $       (0.01)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 345,627,095         255,130,114         345,627,095         255,130,114

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended June 30
                                                                                                       ----------------------------
                                                                                                        2002                  2001
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $(1,241)             $(1,057)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                                            123                   79
  Gain on Debt Restructuring                                                                                 0                  (35)
  Gain on Sale of Property, Plant and Equipment                                                              0                    0
  Stock issued for Services                                                                               (246)                  18
  Change in operating assets and liabilities:
      Accounts Receivable                                                                                 (166)                 116
      Inventory                                                                                           (425)                (460)
      Stockholder receivable                                                                                (8)                  25
      Prepaids and other assets                                                                             (1)                 (48)
      Accounts payable and accrued expenses                                                                669                  207
                                                                                                       -------              -------
               Net cash used by operating activities                                                    (1,295)              (1,155)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                             (230)                 (43)
                                                                                                       -------              -------
               Net cash used by investing activities                                                      (230)                 (43)
                                                                                                       -------              -------

FINANCING:
 Net borrowing on leases and notes payable                                                                  40                   (6)
 Proceeds from issuance of common stock                                                                  4,210                2,507
                                                                                                       -------              -------
               Net cash provided by financing activities                                                 4,250                2,501
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                          2,725                1,303

CASH AND EQUIVALENTS:
Beginning of period                                                                                      1,179                1,310
                                                                                                       -------              -------
End of period                                                                                          $ 3,904              $ 2,613
                                                                                                       =======              =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Six Months Ended June 30,
                                                                                                           -------------------------
                                                                                                           2002                2001
                                                                                                           ----                ----
Cash paid for interest                                                                                     $--                 $--

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock                                                   $--                 $--
  Conversion of Series A preferred stock to common stock                                                   $--                 $--
  Conversion of debt to common stock                                                                       $--                 $--
  Conversion of accrued interest to equity                                                                 $--                 $--
  Issuance of common stock for services                                                                    $ 12                $ 18
  Issuance of common stock for receivables                                                                 $--                 $157

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                 For the Six Months Ended June 30, 2002 and 2001


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2002 and the interim results of operations and cash flows for the six months ended June 30, 2002 have been included. The balance sheet at December 31, 2001, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2001 and June 30, 2002 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the six months ended June 30, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                             June 30, 2002    December 31, 2001
                                             -------------    -----------------
                                             (unaudited)
Raw materials                                    1,011                563
WIP                                                242                272
Finished Goods                                      98                 91
                                                ------             ------
                                                $1,351             $  926
                                                ======             ======


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                                   June 30,         December 31,
                                                     2002               2001
                                                   -------            -------
Secured subordinated promissory note - CMAC
as exclusive agent for Non-Qualified
Creditors; interest at 3% for the first 5
years, 6% for years 6 and 7, and then at
prime plus 3% through date of maturity;
interest payments are made upon payment of
principal, with principal and interest due no
later than April 2016; with an interest in a
sinking fund escrow with a zero balance as of
December 31, 2001 and June 30, 2002. The
sinking fund escrow requires the Company to
fund the account with 10% of future equity
financing, including convertible debt
converted to equity.                                 3,332              3,332

Other                                                  120                120
                                                   -------            -------
                                                     3,452              3,452
Less current maturities                                120                120
                                                   -------            -------
                                                   $ 3,332            $ 3,332
                                                   =======            =======

                               ENOVA SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2001. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

Enova Systems believes it is a leader in the development and production of commercial digital power management systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Our business activities focus on the development of electric and hybrid electric drive systems and related components, fuel cell power management systems for both mobile and stationary power applications, vehicle systems integration and the performance of various engineering contracts for government and commercial enterprises. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating outside recharging of the battery system. A fuel cell based system is similar to a hybrid system except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity.

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

During the six months ended June 30, 2002, we continued to develop and produce electric and hybrid electric drive systems and components for Ballard Power Systems, Ford Motor Company, Hyundai Motor Company and several domestic and international vehicle and bus manufacturers including Advanced Vehicle Systems of Tennessee, Eco Power Technology of Italy and Wright Bus of the United Kingdom. We also are continuing on our current research and development programs with Hyundai Motor Company and the U.S. Department of Transportation as well as developing new programs with Hyundai and the federal government.

Ford Motor Company

The High Voltage Energy Converter development program with Ford Motor Company for their fuel cell vehicle continues to progress on schedule. This converter, a key component in Ford's Focus Fuel Cell Vehicle, which was featured at the New York International Auto Show in February 2002, converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. The second prototype phase continues on schedule and we expect the results in performance and reliability to be satisfactory. The first production prototypes are scheduled to be released in early 2003. In the six months ended June 30, 2002, we billed approximately $149,000 from this Ford program.

Ballard Power Systems

Our development and production program with Ballard for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City has moved into its production phase. The rollout of the all-electric vehicle has been delayed for markets in North America and Europe, however we continue to procure parts for the initial build to be rescheduled in the near future. We have designed and are commencing high-volume manufacturing of the electronics for the drive system including the power inverter, charger and controller. In conjunction with our outsource manufacturer, Hyundai Autonet of Korea, we are finalizing production planning for initial production systems to be delivered in early 2003. Gross revenues for the six months ended June 30, 2002 from this Ballard program were approximately $785,000 resulting from additional engineering to modify the system. Production revenues should commence in the first quarter of 2003 based on projections we have received from Ford and Ballard. We anticipate that sales of these systems will provide significant revenues in the upcoming years; however, we cannot assure that there will be any such future revenues.

Hyundai Motor Company Programs

Our programs to develop advanced hybrid and fuel cell powered drive systems for Hyundai Motor Company continue to advance. In regards to passenger vehicle programs, we have developed a prototype parallel hybrid motor and controller for evaluation for a new hybrid vehicle. The prototype drive system for this program was delivered to Hyundai Motor Company in February 2002. Hyundai is currently evaluating our system in its prototype vehicle for performance and efficiency.

Additionally, Hyundai is procuring several of our High Energy Converter modules for use in their hybrid fuel cell programs. Hyundai has indicated that it will purchase additional systems for other programs during 2002. We have also entered into an agreement with Hyundai Motor Company to provide advanced control electronics units for another fuel cell program.

Development programs with Hyundai generated approximately $576,000 in sales for the six months ended June 30, 2002. We anticipate additional contracts for both development and purchase of our components during 2002 for Hyundai's alternative vehicle applications, however we cannot assure that such additional contracts will be realized.

Light-Duty Drive Systems

In addition to the 30kW motor controller, charger and DC-DC converter that we, in alliance with Hyundai Autonet, are manufacturing for Ballard Power, we are also marketing and manufacturing our proprietary Panther 90kW drive systems. This 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, the Company has selected Hyundai Heavy Industries for the production of the Panther 90kW drive system.

We have received a purchase order for over 200 Panther 90kW drive systems for delivery in 2002 and 2003 from Voltage Vehicles of California, an integrator of specialty vehicles. We have begun initial delivery of these systems and anticipate producing approximately 25 systems representing approximately $250,000 in gross revenues this year, however, we can give no assurance at this time that such sales will occur.

Heavy-Duty Drive Systems

Our PantherTM 120kW and PantherTM 240kW drive systems are in production and available for sale. The Company has received very good response to the performance and efficiency of these systems. Sales of our PantherTM 120kW and 240kW drive systems continue to provide increased revenues for our company. We have entered into supplier agreements with manufacturers in Europe and Japan as well as domestically. Hyundai Heavy Industries has also been selected as our outsource manufacturer for the Panther 120kW controller, as well as the manufacturer of the motor and controller for our Panther 240kW drive systems.

Eco Power Technology of Italy has purchased 27 Panther 120kW electric and hybrid electric drive systems which are being delivered in 2002. The hybrid electric drive systems include the Capstone 30kW microturbine as their power source. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market with key customers in Turin and Genoa, Italy. Total sales for the quarter ended June 30, 2002 from Eco Power were $288,000.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated our hybrid electric PantherTM 120kW drive system, which utilizes a 30kW m Capstone microturbine as its power source. The bus is performing to specifications and has been tested at the Milford Test facility, a highly renowned European bus test facility. Wrights is currently integrating our hybrid electric 120kW system into a second midsize bus. Further, we are in negotiations with them to purchase our 240kW drive system. We anticipate additional orders for both electric and hybrid-electric P120 drive systems during 2002; however, we cannot assure at this time that such additional contracts will be realized.

Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan has also purchased our 120kW drive system and is now integrating them into their mid-size bus. We are working closely with Tomoe to ensure a successful integration and future sales. We anticipate that they will purchase additional systems during 2002, however we can make no assurance that any purchases will occur.

The development of a utility vehicle for Southern California Edison, in partnership with the South Coast Air Quality Management District, utilizing our 120kW drive system and a Capstone Turbine Corporation 30kW microturbine continues to progress. Our system will be able to power the vehicle as well as the auxiliary utility accessories which will eliminate the need for a separate diesel generator normally trailered behind the vehicle. These systems have been delivered and are being integrated into the vehicle.

In the high performance heavy-duty drive system area, Enova has introduced our proprietary 240kW drive system has been successfully integrated into a heavy-duty application and its performance is exceeding expectations. We have produced five systems and have begun production of the next ten systems for sale. Advanced Vehicle Systems "AVS" of Tennessee has ordered six electric 240kW systems for their buses. The 240kW drive system is designed for transit buses and heavy-duty trucks. Additionally, we are in discussions with Wrights of the United Kingdom and other bus manufacturers regarding the purchase of these drive systems in 2002. We can make no assurance that these discussions will result in any sales of the Panther 240kW drive system.

Research and Development Programs

Our research and development programs with the U.S. Department of Transportation and the State of Hawaii continue to provide us with new insights and innovations in the development and integration of our electric vehicle programs.

Our contract with the DOT to design and test a three-car tram utilizing the PantherTM 120kW drive system has been completed and has been delivered to the Hawaii High Technology Development Corporation's facility in Honolulu. The Company is now reviewing its strategy to market this tram system to international markets for application to airports, national and recreational parks and other high capacity transit applications.

Another government project is the conversion of an Eldorado 30-foot bus, utilizing our PantherTM 120kW drive system, for the Hickam Air Force base is complete. Hickam is in the process of negotiating a new contract to integrate a hybrid drive system into a second 30-foot bus for the Air Force base. We cannot assure at this time that such a contract will be finalized.

The all-electric Hyundai Santa Fe SUV demonstration project, in conjunction with the State of Hawaii, is entering its second year of test and evaluation. The vehicles are performing well and the results of the project are encouraging.

All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the DOT and the State of Hawaii.

We intend to establish new development programs with the Hawaii High Technology Development Corporation as well as other state and federal government agencies as funding becomes available.

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

Our Fuel Cell Care (FCU) units are being delivered to UTC Fuel Cells, a division of United Technologies Corp., for use in their stationary fuel cell systems. To date, UTC Fuel Cells and Hamilton Sundstrand, an aerospace division of United Technologies, have ordered approximately 30 fuel cell care units. The Hyundai companies have also expressed interest in working with us on the development of advanced fuel cell management technologies. We are currently completing negotiations regarding scope of work and intellectual property rights with a domestic energy company for stationary applications of our fuel cell management system. We believe this market will play a key role in our future and we continue to pursue alliances with leading manufacturers in this area, however, we can make no assurance that this market will develop as anticipated or that such alliances will occur.


LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with the our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell its products profitably, we will need to continue to rely on cash from external financing. We believe we have obtained adequate financing to meet general operations and research and development expenditures through 2003, however we can make no assurance that we may not require additional outside funds in 2003.

In June 2002, several accredited investors purchased 42,100,000 shares of our common stock through a private placement offering at $0.10 per share for a total cash purchase of $4,210,000. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

A finder's fee of $205,500 was paid in conjunction with this private placement funding to The Global Value Investment Portfolio Management Pte Ltd, a Singapore Company which is substantially owned by two affiliated parties: Anthony Rawlinson, Chairman of the Board of our Company and Borl partnership, owned by Boris Liberman Family Trusts, which is also affiliated with Jagen Pty Ltd., a large shareholder in Enova Systems and one of the investors in the private placement.

During the six months ended June 30, 2002, we spent $1,295,000 in cash on operating activities to fund the net loss of $1,241,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $166,000 from December 31, 2001 balances due to increased billings primarily to Ballard for additional engineering on the Th!nk city program. Inventory increased by $425,000 from December 31, 2001 to June 30, 2002 as we continued to build up our raw materials and work in progress inventories for the Ballard production, which has been delayed to early 2003, and other programs such as our 120kW and 240kW drive system sales to EcoPower, Wrights and other bus manufacturers.

Current liabilities increased by a net of $554,000 from December 31, 2001 to June 30, 2002 due to purchases of materials made in connection with various on-going production programs. Additionally, fees due to The Global Value Investment Portfolio Management Pte Ltd were booked in the second quarter which were paid in July 2002. We believe that these balances will decline as we reach adequate levels of inventory for sales.

Capital lease obligations increased by $49,000 during the six months ended June 30, 2002 from December 31, 2001 due to additional equipment and software being purchased for our testing and production divisions.

Interest accruing on notes payable increased by $106,000 for the six months ended June 30, 2002 from December 31, 2001 due to an increase in the interest rate on the $3.3 million CMAC note per the terms of that agreement.

The operations of the Company during the second quarter of fiscal 2002 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings received prior to December 31, 2001. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations.


RESULTS OF OPERATIONS

Net sales for the six months ending June 30, 2002 increased by $528,000 from the corresponding period in 2001. Net sales for the quarter ended June 30, 2002 increased by $704,000 compared to the same period in 2001. The increase in revenues is attributable to increase product sales of PantherTM 120kW drive systems and additional engineering on the Ballard 30kW inverter program for the Th!nk city vehicle.

Development contracts with Hyundai Motor Company and the Federal Government as well as product sales to Ballard Power Systems (for the Ford Th!nk city Car) and Eco Power Technology accounted for a majority of the Company's sales in the first six months of 2002.

Cost of sales for the six months ended June 30, 2002 increased to $1,868,000 compared to cost of sales of $1,164,000 for the same six-month period in 2001. Cost of sales increased to $1,160,000 for the quarter ended June 30, 2002 from $505,000 for the quarter ended June 30, 2001. The increase in cost of sales exceeded that of the comparable period in 2001 due to additional costs incurred to meet production schedules and increased development costs related to the Ballard program.

Internal research and development expense decreased in the six months ended June 30, 2002 to $456,000 as compared with $498,000 in the same period in 2001 and to $181,000 for the quarter ended June 30, 2002 from $239,000 for the quarter ended June 30, 2001. The decrease is due to resources from internal research and development being allocated toward other externally funded development programs with Hyundai Motor Company and the Ford and Ballard programs.

Selling, general and administrative expense decreased $102,000 to $1,188,000 for the six months ended June 30, 2002 from the previous year's comparable period. Additionally, these expenses comparatively decreased from $823,000 for the three months ended June 30, 2001 to $573,000 for the three months ended June 30, 2002. We incurred additional professional fees in the amount of approximately $100,000 in connection with the filing of a registration statement on behalf of Fontal
International during the second quarter of 2002; however, we are continuing to reduce overhead wherever possible.

Interest and financing fees increased to $110,000 in the first six months of 2002 from $59,000 in the same period in 2001 and increased to $55,000 from $30,000 for comparative three month periods in 2001 and 2002. Interest costs have increased due to a change in interest accrual for our $3.3 million CMAC note in
accordance with the original terms of that note.

We incurred a net loss from continuing operations of $536,000 in the second quarter of 2002 compared to a net loss of $811,000 in the second quarter of 2001. The decrease was due to increased revenues as well as the reduction in overhead expenses for the quarter. The net loss for the six months ended June 30, 2002 was $1,241,000 compared to $1,092,000 for the similar period in 2001. The overall increase in net loss was due to an increase in cost of sales during the six months ended June 30, 2002 as the Company moves from primarily research and development to a product based company, as well as the increase in professional fees in connection with the SEC registration filings.


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

Net Operating Losses. We have experienced recurring losses from operations and had an accumulated deficit of $91,534,000 at June 30, 2002. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the six months ended June 30, 2002 and 2001, we had net losses of $1,241,000 and $1,092,000 respectively on sales of $2,415,000 and $1,887,000, respectively.

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

Changed Legislative Climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) has recently confirmed its mandatory limits for zero emission and low emission vehicles. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

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

We have settled a lawsuit brought against us by Fontal International, Ltd. in June 2000, which was filed in the United States District Court, Central District of California as previously disclosed in our March 31, 2000 Form 10-Q. The suit alleged breach of contract with respect to certain warrants to purchase 10,833,332 shares of our common stock. The settlement agreement required us to issue 6,000,000 shares of common stock which were to be registered and freely tradable on, or before, March 31, 2002. We entered into an agreement with Fontal granting them additional shares of our common stock based upon the date upon which the Form S-1 covering the sales of such shares was declared effective. As a result of that agreement, we issued Fontal an additional 300,000 shares of common stock.

Item 2. Changes in Securities and Use of Proceeds

In December 2001, we issued 6,000,000 shares of common stock at a rate of $0.15 per share for a total of $900,000 in settlement of litigation brought against us by Fontal International, Ltd. In April 2002, in connection with this settlement, we issued an additional 100,000 shares of common stock at a rate of $0.15 per share for a total of $15,000. In May 2002, also in connection with this settlement, we issued another 100,000 shares of common stock at a rate of $0.15 per share for a total of $15,000. In June 2002, also in connection with this settlement, we issued another 100,000 shares of common stock at a rate of $0.15 per share for a total of $15,000. We did not receive any cash in connection with any of these transactions. Fontal International, Ltd. represented to us that it was an accredited investor. We relied on Rule 506 and Section 4(2) of the Securities Act for the exemption of the issuance of these shares.

In June 2002, several accredited investors purchased 42,100,000 shares common stock through a private placement offering at $0.10 per share for a total cash purchase of $4,210,000. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TOSECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)      Reports on Form 8-K

         The Company filed no current reports on Form 8-K during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002

ENOVA SYSTEMS, INC.
(Registrant)



                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
    (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)