Form 10-Q
period 2002-09-30
ENOVA SYSTEMS INC
filed 2002-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

As of November 13, 2002, there were 345,844,000 shares of Common Stock, no par value, 2,824,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).................................3

           Balance Sheets:
           September 30, 2002 and December 31, 2001.........................3

           Statements of Operations:
           Nine months ended September 30, 2002 and 2001....................4

           Statements of Cash Flows:
           Nine months ended September 30, 2002 and 2001....................5

           Notes to Financial Statements:
           Nine months ended September 30, 2002 and 2001....................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.......16

Item 4.    Control and Procedures..........................................16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................17
Item 2.    Changes in Securities and Use of Proceeds.......................17
Item 3.    Defaults upon Senior Securities.................................17
Item 4.    Submission of Matters to a Vote of Security Holders.............17
Item 5.    Other Information...............................................17
Item 6.    Exhibits and Reports on Form 8-K................................17


SIGNATURE  ................................................................18

CERTIFICATIONS ............................................................18

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                                                As of                   As of
                                                                                          September 30 ,2002      December 31, 2001
                                                                                          --------------------   -----------------
ASSETS                                                                                        (Unaudited)

CURRENT ASSETS:
        Cash                                                                                          $ 2,720               $ 1,179
        Accounts receivable                                                                             1,413                 1,237
        Inventory                                                                                       1,492                   926
        Stockholder receivable                                                                             33                    25
        Prepaids and other current assets                                                                 153                    87
                                                                                         ---------------------  --------------------
                Total Current Assets                                                                    5,811                 3,454

PROPERTY, PLANT AND EQUIPMENT - NET                                                                       785                   280
OTHER ASSETS, NET                                                                                         520                   606
                                                                                         ---------------------  --------------------
TOTAL ASSETS                                                                                          $ 7,116               $ 4,340
                                                                                         =====================  ====================

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                                $ 702                 $ 167
        Accrued payroll and related expense                                                                83                   194
        Other accrued expenses                                                                             57                    53
        Notes payable                                                                                     120                   129
                                                                                         ---------------------  --------------------
                Total Current Liabilities                                                                 962                   543

ACCRUED INTEREST PAYABLE                                                                                  836                   677
CAPITAL LEASE OBLIGATIONS                                                                                  62                    20
LONG TERM DEBT                                                                                          3,332                 3,332
                                                                                         ---------------------  --------------------
TOTAL LIABILITIES                                                                                     $ 5,192               $ 4,572
                                                                                         ---------------------  --------------------

SHAREHOLDERS EQUITY (DEFICIT):
        Series A preferred stock - No par value; 30,000,000 shares authorized;
        2,824,000 and 2,844,000 shares issued and outstanding at 9/30/02 and                            1,842                 1,867
        12/31/01 Series B preferred stock - No par value; 5,000,000 shares
        authorized; 1,217,000 shares issued and outstanding at 9/30/02 and                              2,434                 2,434
        12/31/01 Stock notes receivable                                                                (1,253)               (1,208)
        Common Stock - No par value; 500,000,000 shares authorized; 345,844,000
        and 302,502,000 shares issued and outstanding at 9/30/02 and 12/31/01                          84,021                79,859
        Common stock subscribed                                                                           100                   160
        Additional paid-in capital                                                                      6,949                 6,949
        Accumulated deficit                                                                           (92,169)              (90,293)
                                                                                         ---------------------  --------------------
                Total Shareholders Equity (Deficit)                                                     1,924                  (232)
                                                                                         ---------------------  --------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)                                                   $ 7,116               $ 4,340
                                                                                         =====================  ====================

Note:The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                         Three Months Ended            Nine Months Ended
                                                            September 30                 September 30
                                                   -----------------------------  ---------------------------
                                                        2002           2001           2002          2001
                                                   -------------- --------------  ------------- -------------
NET SALES                                          $       1,320  $         690  $       3,735 $       2,577

COST OF SALES                                              1,147            638          3,010         1,801

                                                   -------------  -------------  ------------- -------------
GROSS MARGIN                                                 173             52            725           776
                                                   -------------  -------------  ------------- -------------

OTHER COSTS AND EXPENSES:
      Research & development                                 165            204            622           714
      Selling, general & administrative                      561            622          1,748         1,900
      Interest and financing fees                             55             55            165           114
      Other (income)/expense                                  37             (4)            82            (4)
      Interest income                                        (10)           (16)           (16)          (47)

                                                   -------------  -------------  ------------- -------------
           Total other costs and expenses                    808            861          2,601         2,677
                                                   -------------  -------------  ------------- -------------


LOSS FROM CONTINUING OPERATIONS                    $        (635) $        (809) $      (1,876)$      (1,901)
                                                   -------------  -------------  ------------- -------------

GAIN ON DEBT RESTRUCTURING                                     0             33              0            68
NET LOSS                                           $        (635) $        (776) $      (1,876)$      (1,833)
NET LOSS PER COMMON SHARE:                         $       (0.01) $       (0.01) $       (0.01)$       (0.01)
                                                   =============  =============  ============= =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                          345,627,095    297,520,941    345,627,095   297,520,941


ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended September 30
                                                                                  ------------------------------
                                                                                   2002                    2001
                                                                                  -------                -------
OPERATIONS
 Net loss                                                                         $(1,876)              $(1,833)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                       186                   142
  Gain on Debt Restructuring                                                            0                   (68)
  Gain on Sale of Property, Plant and Equipment                                         0                    (4)
  Stock issued for Services                                                          (178)                   20
  Change in operating assets and liabilities:
      Accounts Receivable                                                            (176)                 (155)
      Inventory                                                                      (566)                 (623)
      Stockholder receivable                                                           (8)                   25
      Prepaids and other assets                                                       (59)                  (91)
      Accounts payable and accrued expenses                                           587                   156
                                                                                  -------               -------
               Net cash used by operating activities                               (2,090)               (2,431)
                                                                                  -------               -------

INVESTING:
 Purchases of property, plant and equipment, net of                                  (612)                 (172)
 disposals Proceeds on sale of property, plant
 and equipment                                                                          0                     4
                                                                                  -------               -------
               Net cash used by investing activities                                 (612)                 (168)
                                                                                  -------               -------

FINANCING:
 Net borrowing on leases and notes payable                                             33                    (8)
 Proceeds from issuance of common stock                                             4,210                 3,040
                                                                                  -------               -------
               Net cash provided by financing activities                            4,243                 3,032
                                                                                  -------               -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     1,541                   433

CASH AND EQUIVALENTS:

 Beginning of period                                                                1,179                 1,310
                                                                                  -------               -------

 End of period                                                                    $ 2,720               $ 1,743
                                                                                  =======               =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------

                                                                     2002               2001
                                                                 ------------       ------------
Cash paid for interest                                           $          -       $          -


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of Series A preferred stock to common stock         $         25       $          -
  Issuance of common stock for services                          $         25       $         20
  Issuance of common stock for receivables                       $          -       $        133

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2002 and 2001


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2002 and the interim results of operations and cash flows for the nine months ended September 30, 2002 have been included. The balance sheet at December 31, 2001, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2001 and September 30, 2002 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the nine months ended September 30, 2002 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Inventories

Inventories are comprised of the following (in thousands):

                                         September 30, 2002    December 31, 2001
                                         ------------------    -----------------
                                            (unaudited)

Raw materials                                 1,395                     563
WIP                                               1                     272
Finished Goods                                   96                      91
                                             ------                  ------
                                             $1,492                  $  926
                                             ======                  ======


NOTE 3 - Notes and Bonds Payable, Long-Term Debt and Other Financing

Notes and bonds payable and long-term debt are comprised of the following (in thousands):


                                           September 30, 2002  December 31, 2001
                                           ------------------  -----------------
                                              (unaudited)

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
for through  2001,  6% in 2002 and 2003,
and  then at  prime  plus 3%  thereafter
through the date of  maturity;  interest
payments   are  made  upon   payment  of
principal,  with  principal and interest
due no later  than April  2016;  with an
interest in a sinking fund escrow with a
zero balance as of December 31, 2001 and
September  30,  2002.  The sinking  fund
escrow  requires the Company to fund the
account   with  10%  of  future   equity
financing,  including  convertible  debt
converted to equity, based upon approval
of the new  investors  per the  terms of
the note.                                        3,332              3,332


                                                   120                120
Other                                           ------             ------

                                                 3,452              3,452

Less current maturities                            120                120
                                                ------             ------
                                                $3,332             $3,332
Total                                           ======             ======

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

These accounting policies are applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

GENERAL

In July 2000, the Company changed its name to Enova Systems, Inc. The Company, previously U.S. Electricar, Inc., a California Corporation ("Enova" or the "Company"), was incorporated on July 30, 1976.

The Company's fiscal year ends December 31. All year references refer to fiscal years.

Enova believes it is a leader in the development and production of commercial digital power management systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A fuel cell based system is similar to a hybrid system except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. These stationary systems are effective as power-assist or back-up systems for residential, commercial and industrial applications.

Enova develops and produces advanced software, firmware and hardware for applications in these alternative power markets. Our focus is digital power conversion, power management, and system integration, for two broad market applications - vehicle power generation and stationary power generation.

Specifically, we develop, design and produce drive systems and related components for electric, hybrid-electric, fuel cell and microturbine-powered vehicles. We also develop, design and produce power management and power conversion components for stationary distributed power generation systems. These stationary applications can employ fuel cells, microturbines, or advanced batteries for power storage and generation. Additionally, we perform research and development to augment and support others' and our own related product development efforts.

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

During the nine months ended September 30, 2002, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company, Hyundai Motor Company and several domestic and international vehicle and bus manufacturers including Advanced Vehicle Systems of Tennessee, Eco Power Technology of Italy and Wright Bus of the United Kingdom. We also are continuing on our current research and development programs with Hyundai Motor Company and the U.S. Department of Transportation (DOT) as well as developing new programs with Hyundai Motor Company, Hyundai Heavy Industries, the federal government and other private sector companies.

Ford Motor Company

The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle continues to advance on schedule. This converter is a key component in Ford's Focus Fuel Cell Vehicle, which was featured at the New York International Auto Show in February 2002,. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. The system is performing to our expectations and is entering the advanced testing and final prototype phase prior to production. These prototypes are scheduled to be released in early 2003. We anticipate receiving an order for limited production in early 2003, however, we can give no assurance at this time that such sales will occur. In the nine months ended September 30, 2002, we billed approximately $295,000 from this Ford program.

Ballard Power Systems

Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City has been placed on hold pending further actions by Ford and Th!nk Nordic. Ford Motor Company has announced that they will no longer fund development and production of the city vehicle and Enova is awaiting a final decision regarding the status of this program. Currently, approximately $450,000 of current inventory is materials purchased for the initial production of the drive system component. Additionally, there are other additional material, tooling and engineering costs that may become due to our suppliers in the event of termination. These additional costs are approximately $500,000. Under the terms of our agreement with Ballard and Ford, we believe full reimbursement for these costs is warranted if the program is terminated although no final determination on such reimbursement has been made. During the first nine months of 2002, we had revenues of $868,000 from Ballard.

Hyundai Motor Company Programs

Hyundai has procured several of our High Energy Converter modules for use in their hybrid fuel cell programs. These systems are also being analyzed for application in their mobile fuel cell programs. We have also delivered advanced control components for two other Hyundai Motor Company fuel cell programs which are currently in the test and evaluation phase.

In regards to the parallel hybrid program, Hyundai has completed its evaluation of the prototype system and is reviewing other programs to which the system could be applicable.

Development programs with Hyundai generated approximately $656,000 in sales for the nine months ended September 30, 2002.

Light-Duty Drive Systems

We also produce and market our proprietary Panther 90kW drive systems. This 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, Hyundai Heavy Industries produces the Panther 90kW drive system for Enova.

We have received a purchase order Panther 90kW drive systems for delivery in 2002 and 2003 from Phoenix Motor Cars of California, an integrator of specialty vehicles. We have begun initial delivery of these systems in 2002, however, we can give no assurance at this time that such sales for 2003 will occur.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets both domestically and globally.

Heavy-Duty Drive Systems

A major market for Enova's higher-end drive systems is in the filed of heavy-duty bus and truck applications. Our PantherTM 120kW and PantherTM 240kW drive systems are in production and performing above our expectations in global markets. Sales of our PantherTM 120kW and 240kW drive systems continue to provide increased revenues for our company. We have entered into supplier agreements with manufacturers in Europe and Japan as well as domestically. Hyundai Heavy Industries has also been selected as our outsource manufacturer for the Panther 120kW controller, as well as the manufacturer of the motor and controller for our Panther 240kW drive systems.

Eco Power Technology of Italy has purchased 27 Panther 120kW electric and hybrid electric drive systems the delivery of which we anticipate will be completed in 2002. The hybrid electric drive systems include the Capstone 30kW microturbine as their power source. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market with key customers in Turin and Genoa, Italy. Total sales for the nine months ended September 30, 2002 from Eco Power were $803,600.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated into one of its buses our hybrid electric PantherTM 120kW drive system, which utilizes a 30kW m Capstone microturbine as its power source. The bus is currently in field service and is performing to specifications. Wrights has integrated our hybrid electric 120kW system into a second midsize bus and is currently in an evaluation mode. Further, we are in negotiations with Wrights to purchase our 240kW drive system. Although we anticipate additional orders for both electric and hybrid-electric 120kW drive systems during 2002, at this time there are no assurances that such additional orders will be forthcoming.

Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan has also purchased our 120kW drive system and is now integrating it into an industrial vehicle. We are working closely with Tomoe to ensure a successful integration and future sales. Although we anticipate that they will purchase additional systems during 2003, there are no assurances that any such purchases will occur.

The development of a utility vehicle for Southern California Edison, in partnership with the South Coast Air Quality Management District, utilizing our 120kW drive system and a Capstone Turbine Corporation 30kW microturbine continues to progress. Our system is intended to power the vehicle as well as the auxiliary utility accessories eliminating the need for a separate diesel generator normally trailered behind the vehicle. These systems have been delivered and are being integrated into the vehicle.

In the high performance heavy-duty drive system area, Enova's proprietary 240kW drive system has been successfully integrated into a heavy-duty application and its performance is exceeding our expectations. We are in production of these systems for sale in 2002 and 2003. We are in the process of completing our first delivery, to Advanced Vehicle Systems "AVS" of Tennessee, of six electric 240kW systems for their 38 foot buses. AVS has also integrated one of our 240kW systems into a Class 8 urban delivery truck. Product sales to AVS for the nine months ended September 30, 2002 total approximately $328,000.

Additionally, we are in discussions with Wrights and other bus manufacturers regarding the purchase of our heavy-duty, high performance, 240kW drive systems in 2002 and 2003. There are no assurances that these discussions will result in any sales of the Panther 240kW drive system.

Research and Development Programs

We have completed our contract for conversion of an Eldorado 30-foot bus from a gasoline-powered drive system to our PantherTM 120kW drive system, for the Hickam Air Force base in Hawaii. The bus is currently in operation and meeting all performance specifications. The U.S. Air Force and the State of Hawaii are in the process of negotiating with us a new contract to integrate a hybrid drive system into a second 30-foot bus for the Hickman Air Force base. There are no assurances, at this time, that such a contract will be finalized.

In conjunction with the State of Hawaii, the all-electric Hyundai Santa Fe SUV demonstration project is entering its second year of test and evaluation. The vehicles are meeting specifications with the results of the project, thus far, meeting the expectations of the State of Hawaii, Hyundai and Enova.

All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. DOT and the State of Hawaii. Development programs with these agencies have generated revenues of $337,000 for the nine months ended September 30, 2002.

We intend to establish new development programs with the Hawaii High Technology Development Corporation as well as other state and federal government agencies as funding becomes available.

Stationary Power Applications

Enova continues to attract new partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for our Company. There are no assurances that we will successfully develop such applications or that any such applications will find acceptance in the marketplace.

In that regard, we recently concluded a development contract with Texaco Energy Systems, Inc., a subsidiary of ChevronTexaco Technology Ventures (CTTV), to design a process controller for their fuel reformer for a stationary fuel cell application. Initial review and analysis has commenced with the majority of the development to be completed in 2003. Anticipated initial revenue from this contract is not anticipated to exceed $500,000 during the life of the contract.

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

We believe the stationary power market will play a key role in our future and we continue to pursue alliances with leading manufacturers in this area. There are, however, no assurances that this market will develop as anticipated or that such alliances will occur.


LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing. We believe we have obtained adequate financing to meet general operations and research and development expenditures through 2003, although there are no assurances that we may not require additional outside funds in 2003.

During the nine months ended September 30, 2002, we spent $2,090,000 in cash on operating activities to fund our net loss of $1,876,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $176,000 from December 31, 2001 balances due to increased billings primarily to Ballard for additional engineering on the Th!nk city program and increased heavy-duty systems sales to AVS and EPT. Inventory increased by $566,000 from December 31, 2001 to September 30, 2002 as we continued to build up our inventories for the Ballard production, which is currently on hold as previously discussed above, and other products such as our 120kW and 240kW drive system for sale to AVS, EPT, Wrights and other bus manufacturers.

Current liabilities increased by a net of $422,000, not including accrued interest, from December 31, 2001 to September 30, 2002 due to purchases of materials made in connection with various on-going production programs.

Capital lease obligations increased by $33,000 during the nine months ended September 30, 2002 from December 31, 2001 due to additional equipment and software being purchased for our testing and production divisions.

Interest accruing on notes payable increased by $165,000 for the nine months ended September 30, 2002 from December 31, 2001 per the terms of our notes payable.

The operations of the Company during the third quarter of fiscal 2002 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations.

RESULTS OF OPERATIONS

Net sales for the nine months ending September 30, 2002 increased by $1,158,000 from the corresponding period in 2001 or an increase of 45%. Net sales for the quarter ended September 30, 2002 increased by $630,000 or over 90% compared to the same period in 2001. The increase in revenues is attributable to increase product sales of PantherTM 240kW and 120kW drive systems, additional engineering services on the Ballard 30kW inverter program for the Th!nk city vehicle and development work on the Ford HVEC program.

Development contracts with Hyundai Motor Company and the Federal Government and product sales to Ballard Power Systems (for the Ford Th!nk city Car), Eco Power Technology and AVS accounted for a majority of the Company's sales in the first nine months of 2002.

Cost of sales for the nine months ended September 30, 2002 increased to $3,010,000 compared to cost of sales of $1,801,000 for the same nine-month period in 2001. Cost of sales increased to $1,147,000 for the quarter ended September 30, 2002 from $638,000 for the quarter ended September 30, 2001. An increase in revenues for the comparable periods as well as increased initial start-up and integration costs to develop new customers accounted for a majority of the increase in costs of sales over the periods reported. Additionally, increased costs for the Ballard programs accounted for a portion of the increase during the first six months of 2002.

Internal research and development expenses decreased in the nine months ended September 30, 2002 to $622,000 as compared with $714,000 in the same period in 2001 and to $165,000 for the quarter ended September 30, 2002 from $204,000 for the quarter ended September 30, 2001. The decrease was due to resources for internal research and development being allocated toward other externally funded development programs with Hyundai Motor Company, Ford and Ballard.

Selling, general and administrative expenses decreased $152,000 to $1,748,000 for the nine months ended September 30, 2002 from the previous year's comparable period. Additionally, these expenses decreased from $622,000 for the three months ended September 30, 2001 to $561,000 for the three months ended September 30, 2002. We continue to attempt to reduce general and administrative expenses wherever possible. We incurred additional professional fees in the amount of approximately $100,000 in connection with the registration statement filings during the nine months ended September 30, 2002 as well as increased costs associated with regulatory oversight.

Interest and financing fees increased to $165,000 in the first nine months of 2002 from $114,000 in the same period in 2001, but remained consistent for the comparative three-month periods in 2001 and 2002. Year to date interest costs have increased due to a change in interest accrual for our $3.3 million CMAC note in accordance with the original terms of that note.

We incurred a loss from continuing operations of $635,000 in the third quarter of 2002 compared to a loss of $809,000 in the third quarter of 2001. The decrease was due to increased revenues as well as the reduction in overhead expenses for the quarter. The loss for the nine months ended September 30, 2002 was $1,876,000 compared to $1,901,000 for the comparable period in 2001. The reduction of loss is attributable to our efforts to increase margins on product sales as well as to decrease general and administrative costs. We will continue to review all costs and develop methods to produce our systems more efficiently by utilizing contract manufacturers where applicable.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-Q contains forward-looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. Forward-looking statements may be identified by the use of terminology such as "may," "anticipate," "estimate," "plans," "expects," "believes," "will," "potential" and by other comparable terminology or the negative of any of the foregoing. These forward-looking statements involve risks and uncertainties and are based on current management's expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors.

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $92,169,000 at September 30, 2002. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the nine months ended September 30, 2002 and 2001, we had losses from continuing operations of $1,876,000 and $1,901,000 respectively on sales of $3,735,000 and $2,577,000, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 4. CONTROLS AND PROCEDURE

Within the 90-day period prior to the filing of this report, an evaluation was carried out by Carl Perry, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Mr. Perry concluded that these disclosure controls and procedures were effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

In June 2002, several accredited investors, including existing affiliates of the Company or our directors, purchased 42,100,000 shares common stock through a private placement offering at $0.10 per share for a total cash purchase of $4,210,000. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)       Exhibits:

          99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 (b)      Reports on Form 8-K

          The Company filed no current reports on Form 8-K during the quarter ended September 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2002

ENOVA SYSTEMS, INC.
(Registrant)

             /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer
    (Duly   Authorized   Officer,  Principal   Financial Officer  and  Principal
    Accounting Officer)


                                 CERTIFICATIONS

I, Carl D. Perry, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enova Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


              /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)