Form 10-K
period 2002-12-31
ENOVA SYSTEMS INC
filed 2003-03-31
CIK 922237

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

                   For the fiscal year ended December 31, 2002

                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           California                                95-3056150
 (State or other jurisdiction of         (I.R.S.Employer Identification Number)
  incorporation or organization)

             19850 South Magellan Drive, Torrance, California 90502 (Address of principal executive offices, including zip code)

                                 (310) 527-2800
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

   Common Stock, no par value                  NASDAQ OTC Bulletin Board
          (Title of class)           (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $18,237,995. For purposes of this calculation only, (i) shares of Series A and Series B Preferred Stock have been included in the calculation, (ii) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.135 per share, and the Series B Preferred Stock is deemed to have a market value of $0.27 per share, based on the average of the bid and ask prices of the Common Stock on June 28, 2002 (the last business day of the registrant's more recently completed second quarter), and (iii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 25, 2003 was 345,443,820.

                               ENOVA SYSTEMS, INC.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

    Item 1.  Business...................................................................................3

    Item 2.  Properties................................................................................11

    Item 3.  Legal Proceedings.........................................................................12

    Item 4.  Submission of Matters to a Vote of Security Holders.......................................12

                                PART II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.....................14

    Item 6.  Selected Financial Data...................................................................15

    Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....16

    Item 7A. Quantitative and Qualitative Disclosures about Market Risk................................23

    Item 8.  Financial Statements and Supplementary Data...............................................23

    Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......23

                               PART III

    Item 10.  Directors and Executive Officers of the Registrant.......................................24

    Item 11.  Executive Compensation...................................................................26

    Item 12.  Security  Ownership of Certain  Beneficial  Owners and Management and Related
              Stockholder Matters......................................................................29

    Item 13.  Certain Relationships and Related Transactions...........................................31

    Item 14.  Controls and Procedures..................................................................31

                                PART IV

    Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................32


    SIGNATURES.........................................................................................35

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

     Enova believes it is a leader in the development and production of commercial digital power management systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. These stationary systems are effective as power-assist or back-up systems, alternative power, for residential, commercial and industrial applications.

     Enova develops and produces advanced software, firmware and hardware for applications in these alternative power markets. Our focus is digital power conversion, power management, and system integration, for two broad market applications - vehicle power generation and stationary power generation.

     Specifically, we develop; design and produce drive systems and related components for electric, hybrid-electric, fuel cell and microturbine-powered vehicles. We also develop, design and produce power management and power conversion components for stationary distributed power generation systems. These stationary applications can employ fuel cells, microturbines, or advanced batteries for power storage and generation. Additionally, we perform research and development to augment and support others' and our own related product development efforts.

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

     During the year ended December 31, 2002, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company (Ford), Hyundai Motor Company (HMC) and several domestic and international vehicle and bus manufacturers, including Advanced Vehicle Systems
(AVS) of Tennessee, Eco Power Technology of Italy and Wright Bus of the United Kingdom. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and UTC Fuel Cells, a division of United Technologies. We also are continuing on our current research and development programs with ChevronTexaco, HMC and the U.S. Department of Transportation (DOT) as well as developing new programs with Hyundai Heavy Industries (HHI), the federal government and other private sector companies. Finally, we entered into a joint venture agreement with HHI, in early 2003, subject to certain final documentation, to create a separate research and development corporation, domiciled in the U.S., which will develop new technologies for mobile and stationary applications for both developing markets for Enova and HHI.

Ford Motor Company

     The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle continues to advance on schedule. This converter is a key component in Ford's Focus Fuel Cell Vehicle, which was featured at the New York International Auto Show in February 2002. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. The system is performing to our expectations and is entering the advanced testing and final prototype phase prior to production. These prototypes are being delivered to Ford in the first quarter of 2003. We anticipate receiving an order for limited production in mid 2003, however, we can give no assurance at this time that such sales will occur. For the year ended December 31, 2002, we billed approximately $536,000 from this Ford program.

Ballard Power Systems

     Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City was terminated by Ford and Th!nk Nordic in early 2003. Ford Motor Company announced that they have sold the program and its assets to Kamkorp, Ltd, a United Kingdom company. At this time, we do not anticipate working with Kamkorp for the development or manufacture of components for this program. Currently, approximately $450,000 of current inventory is materials purchased for the initial production of the drive system component. Additionally, there are other additional material, tooling and engineering costs that may become due to our suppliers as a result of the termination of this program. These additional costs are approximately $500,000, of which $200,000 were expensed in 2002. Under the terms of our agreement with Ballard and Ford, we believe full reimbursement for these costs is warranted at termination. Ford and Ballard have commenced making payments against these claims in 2003 of approximately $140,000; however no final determination on the total reimbursement has been made. During 2002, we had revenues of $1,008,000 from Ballard.

Hyundai Motor Company Programs

     Hyundai procured several of our High Energy Converter modules for use in their hybrid fuel cell programs during 2002. These systems are also being analyzed for application in their mobile fuel cell programs. We have also delivered advanced control components for two other Hyundai Motor Company fuel cell programs which are currently in the test and evaluation phase.

     In regards to the parallel hybrid program, Hyundai has completed its evaluation of the prototype system and is reviewing other programs to which the system could be applicable.

     Development programs with Hyundai generated approximately $631,000 in sales for the twelve months ended December 31, 2002.

Light-Duty Drive Systems

     We also produce and market our proprietary Panther 90kW drive systems. This 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, Hyundai Heavy Industries produces the Panther 90kW drive system for Enova.

     Advanced Vehicle Systems (AVS), a leading U.S. manufacturer of electric and hybrid-electric buses, is purchasing our Panther 90kW drive system, in several configurations, for their 22-foot bus for several New York City and other customers. Enova has modified the Panther 90kW to be used in a dual wheel motor configuration, expanding its potential market penetration with AVS and other vehicle manufacturers. These drive systems are performing above specifications and have been introduced in several markets throughout the U.S. Our Panther 90kW in its dual mode configuration is capable of providing a mid-range heavy-duty solution at 180kW of peak power for our current and prospective customers.

     The City of Honolulu Hawaii has contracted with Enova to upgrade several S-10 trucks in its electric vehicle fleet. Initially, we will upgrade 3 trucks to our Panther 90kW drive system. This program is expected to generate approximately $100,000 for Enova and will be completed by mid 2003.

     We have also received a purchase order for Panther 90kW drive systems for delivery in 2002 and 2003 from Phoenix Motor Cars of California, an integrator of specialty vehicles. We began initial delivery of these systems in 2002; however, we can give no assurance at this time that any further sales for 2003 will occur.

     We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets both domestically and globally.

Heavy-Duty Drive Systems

     A major focus of Enova's is the heavy-duty vehicle, buses and trucks, for urban operators. Our PantherTM 120kW and PantherTM 240kW drive systems are in production and operating above performance expectations in global markets. Sales of our PantherTM 120kW and 240kW drive systems continue to provide increased revenues for our company. We have entered into supplier agreements with OEMs in Europe and Japan, as well as domestically, for sales of our heavy-duty drive systems. Hyundai

Heavy Industries has been selected as our outsource manufacturer for the Panther 120kW controller, as well as the manufacturer of the motor and controller for our Panther 240kW drive systems. This is a specific strategy of Enova's to minimize capital outlays and maximize efficiencies by utilizing proven manufacturing partners.

     Eco Power Technology of Italy purchased and received 27 Panther 120kW electric and hybrid electric drive systems in 2002. The hybrid electric drive systems include the Capstone 30kW microturbine as their power source. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in Turin and Genoa, Italy. We anticipate additional orders for both electric and hybrid-electric 120kW drive systems during 2003. At this time, however, there are no assurances that such additional orders will be forthcoming. Total sales for the year ended December 31, 2002 from Eco Power were $1,042,000.

     Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated into one of its buses our hybrid electric PantherTM 120kW drive system, which utilizes a 30kW Capstone microturbine as its power source. The bus is currently in field service and is performing to specifications. Wrights has integrated our hybrid electric 120kW system into a second midsize bus which is currently completing its evaluation phase. Further, we are in negotiations with Wrights to purchase our 240kW drive system. Although we anticipate additional orders for both electric and hybrid-electric 120kW drive systems during 2003, at this time there are no assurances that such additional orders will be forthcoming.

     Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan has purchased several of our 120kW drive systems for integration into their industrial vehicle platforms. The vehicles are performing above specification and Tomoe is reviewing additional applications for our drive system configurations. Although we anticipate that they will purchase additional systems during 2003, there are no assurances that any such purchases will occur.

     The development of a utility vehicle for Southern California Edison, in partnership with the South Coast Air Quality Management District, utilizing our 120kW drive system and a Capstone Turbine Corporation 30kW microturbine continues to progress. Our system is intended to power the vehicle as well as the auxiliary utility accessories eliminating the need for a separate diesel generator normally trailered behind the vehicle. The systems are integrated into the vehicle. The system development has entered an evaluation phase.

     In the high performance heavy-duty drive system area, Enova's proprietary 240kW drive system has been successfully integrated into a heavy-duty application. Its performance is exceeding our expectations. We are in production of these systems. Our initial delivery, to AVS, of six electric 240kW systems for their 38 foot buses has been completed. We are anticipating additional orders in 2003 although no such orders are guaranteed. AVS has also integrated one of our 240kW systems into a Class 8 urban delivery truck which was displayed at the Electric Drive Transportation Association Symposium in Hollywood Florida in December 2002. The truck is currently is field service evaluation and, if successful, may provide additional sales for the 240kW drive system. This 240kW drive system is capable of providing 3,000 ft-lbs of torque at the drive shaft. Product sales to AVS for the year ended December 31, 2002 total approximately $370,000.

     Additionally, we are in discussions with other bus manufacturers, industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 240kW drive systems in 2003. There are no assurances, however that these discussions will result in any sales of the Panther 240kW or 120kW drive systems.

Research and Development Programs

     We completed a majority of our contracts with the Department of Transportation and the State of Hawaii for electric and hybrid electric vehicle applications in 2002. Programs, including the Wiki-Wiki Tram, the 120kW Trolley, the HMC Santa Fe vehicle upgrade, the first Hickam Bus 120kW drive system upgrade and the 240kW drive system development, were finalized and submitted in 2002. Each of these programs has been invaluable to Enova in terms of knowledge attained and products developed.

     Enova and the State of Hawaii continue to seek out and contract with the Federal government for new and ground-breaking projects in the alternative fuel power industry.

     Due to the success of our first Hickam bus program, the U.S. Air Force and the State of Hawaii have contracted with Enova to integrate a fuel cell powered hybrid drive system into a second 30-foot bus for the Hickman Air Force base. Our Hawaii team is integrating the Panther 120kW drive system with the fuel cell components to be added in 2003.

     In conjunction with the State of Hawaii, the all-electric Hyundai Santa Fe SUV demonstration project has completed its second year of testing and evaluation. The vehicles are meeting specifications with the results of the project, thus far, meeting the expectations of the State of Hawaii, Hyundai and Enova. All three partners are discussing extending the program for an additional two years, however there can be no assurance that such an extension will be granted.

     All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. DOT and the State of Hawaii. Development programs with these agencies have generated revenues of $349,000 for the year ended December 31, 2002.

     We intend to establish new development programs with the Hawaii High Technology Development Corporation in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

Stationary Power Applications

     Enova continues to attract new partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for our Company. There are no assurances however that we will successfully develop such applications or that any such applications will find acceptance in the marketplace.

     In that regard, we recently entered into a development contract with Texaco Energy Systems, Inc., a subsidiary of ChevronTexaco Technology Ventures (CTTV), to design a process controller for their fuel reformer for a stationary fuel cell application. Initial review and analysis has commenced with the majority of the development to be completed in 2003. Anticipated initial revenue from this specific contract is not anticipated to exceed $500,000 during 2003. Due to the milestones met and technologies developed thus far in the initial development on this contract, we are in discussions with CTTV regarding developing other components for this application in the areas of power management and power processing; however, we can make no assurances that these discussions will lead to future contracts at this time.

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

     We believe the stationary power market will play a key role in our future. We continue to pursue alliances with leading manufacturers in this area. There are, however, no assurances that this market will develop as anticipated or that such alliances will occur.

Environmental Initiatives and Legislation

     Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) is continually modifying its limits for zero emission and low emission vehicles. Recently, CARB proposed additional amendments to the regulation order. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates. There can be no assurance, however, that further legislation will be enacted or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could adversely affect the Company's business prospects if implemented.

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

Strategic Alliances, Partnering and Technology Developments

     Our strategy is to adapt ourselves to the ever-changing environment of alternative power markets for both stationary and mobile applications.
Originally focusing on pure electric drive systems, we believe we are now positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications. Enova is now entering stationary power markets with its power management systems and intends to develop other systems to monitor and control the complex fuel cell and ancillary device systems being developed for distributed generation and mobile applications.

     Enova continues to seek and establish alliances with major players in the automotive, stationary power and fuel cell fields. For instance, the Hyundai Group of Korea and Enova are partnering in the development of advanced drive-train technology and related systems. Our recent joint venture alliance with HHI is a prime example of our partnering strategy to maximize the utilization of Enova's knowledge and expertise in power management and control. Teaming with HHI may lead to other additive technologies and products which Enova can market to current and prospective customers. The joint venture agreement was finalized in March 2003 and we anticipate commencing operations in the second quarter of 2003. The advanced technology center will focus on leading-edge technologies in power management and power conversion for industrial, commercial, residential and vehicle applications.

     Additionally, Enova has begun to partner with Ford and AVS on other automotive and transit programs and is looking to further develop these relationships. We continue our strategy as a "systems integrator" by establishing relationships to utilize other independently developed technologies such as those provided by HHI, UTC Fuel Cells and national universities. We have implemented our plans to outsource manufacturing of our components to companies such as Hyundai Heavy Industries, Ricardo, Hyundai Autonet and other Asian manufacturers. We believe that one of our competitive advantages is our ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices.

     Our products are "production-engineered," meaning they are designed so they can be commercially produced: all formats and files are designed with manufacturability in mind, from the start. For the automotive market, Enova designs its products to QS9000 manufacturing and quality standards. We believe that our redundancy of systems, robustness of design, and rigorous quality standards result in higher performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances the value of the systems to OEM customers.

     Enova performs low-volume production in-house and assembly and out-sources manufacturing for mass production. Outsourcing enables us to keep our capital investment to a minimum, reducing expenditures for hardware, installation and training, to avoid the problems of manufacturing equipment obsolescence. Outsourcing also enables Enova to search out and work with a number of the best QS 9000-certified manufacturers worldwide. We believe our strategy ensures that our OEM customers have confidence in our products and receive quality products.

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

     The latest state-of-the-art technologies, such as hybrid vehicles, fuel cell and micro turbine based systems, and stationary power generation, all require some type of power management and conversion mechanism. Enova, utilizing our enabling technologies, supplies these essential components. We believe our drive train systems will work with any kind of fuel/power source, from electric to hybrid to fuel cell to turbine. They are essential components for any vehicle, system or device that uses power.

     Enova is moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas which Enova has begun to penetrate include energy management in distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. Both of these markets can be served with our existing energy management and power control products. Enova has entered into agreements or begun discussions with various alternative power generation manufacturers such as Capstone Turbine and UTC Fuel Cells, as well as others. We believe our enabling technologies will prove beneficial to these types of companies in their strategies to bring these new power systems to commercialization.

     Enova has embraced fuel cell technology and has begun to develop various power management and control systems to enable fuel cell manufacturers and their ancillary industries to achieve greater efficiencies from their systems. These systems are also designed to provide added reliability and safety by monitoring, adjusting and reporting on operation of the unit.



PantherTM Electric and Hybrid-Electric Drive Systems

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

     Enova's family of light-duty drive systems includes 30kW, 60kW, 90kW all-electric drives, 90kW fuel cell powered series-hybrid drive and combinations of these systems based on customer requirements. Our family of heavy-duty electric drive systems includes a 120kW all-electric drive, a 120kW turbine or diesel genset powered series-hybrid drive, and a new 240kW turbine powered series-hybrid drive system with our 240kW diesel genset powered series-hybrid drive system anticipated to be introduced in mid 2003.

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

     The Panther drive systems exclusively utilize induction AC motors for their high performance, power density, robustness and low cost. The AC drive system is scaleable and can be customized for different applications. Due to the large operating range that these propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

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

     Enova's hybrid systems are designed to work with a variety of hybrid power generation technologies. In our 120/60kW hybrid system, an internal combustion engine connected to a motor and motor controller performs the power generation. Other power options include liquid fueled turbines, such as the Capstone system, fuel cells, such as the UTC Fuel Cell system, and many others. In all of these examples, Enova's battery management system provides the power management to allow for proper power control.

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

     The BCU directly interfaces with the Panther family of drive systems as well as others, and controls the Safety Disconnect Unit (see description below). It is capable of supporting any battery technology, and provides each type with optimized charging and protection algorithms. An internal real-time clock allows the BCU to wake up at user-specified times to initiate battery charging or pack monitoring. A precision shunt allows it to offer a wide dynamic range for monitoring charging and motoring current, without errors commonly associated with other types of sensors.

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

Fuel Cell Management Unit

     Enova has added a Fuel Cell Control Unit "FCU" to broaden our market in the power management field. The FCU is designed to manage fuel cell powered systems whether stationary or mobile, such as automobiles. The FCU can be adapted to regulate the input and output to and from the fuel cell as well as regulate temperature and communications. We continue to develop our current systems for new products and markets.

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

Distributed   Power   Generation  for  Industrial  /  Commercial  /  Residential
Applications

     Enova's distributed generation products are virtually identical in system configuration to that of a series hybrid vehicle, including a controller and battery management. For this market segment, we intend to provide DC-DC and DC-AC power conversion components to convert power supplied by batteries, fuel cells, generators and turbines to AC power that will be used by the end customer. Additionally, our BCU will provide power management functions to control the entire system. The main difference is that the 3-phase AC power typically supplied to the motor for propulsion power is, in this case, sent to the customer to supply power for their household or business.

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

     *Heavy Duty Drive System development for Buses; Trucks, Industrial, Military and Marine applications

     *Fuel Cell Generation system power management and process control

     *Systems Integration of these technologies;


     *Technical and product development under DARPA/DOT and Hyundai Group Contracts

     *OEM Technical and Product development.

     For the year ended December 31, 2002, 2001 and 2000, we spent $1,152,000, $879,000 and $626,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

     Enova currently holds two U.S. patents and has two patents pending, in power management and control, with an additional patent in crash management safety, which was originally issued in 1997. We also have several trademarks or service marks in the United States and have been filing for international patents as well. We continually review and append our protection of proprietary technology. We maintain an internal review and compensation process to encourage our employees to create new patentable technologies. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova. Additionally, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     Enova's success depends in part on its ability to protect its proprietary technologies. Enova's pending or future patent applications may not be approved and the claims covered by such applications may be reduced. If allowed, patents may not be of sufficient scope or strength, others may independently develop similar technologies or products, duplicate any of Enova's products or design around its patents, and the patents may not provide Enova with competitive advantages. Further, patents held by third parties may prevent the commercialization of products incorporating Enova's technologies or third parties may challenge or seek to narrow, invalidate or circumvent any of Enova's pending or future patents. Enova also believes that foreign patents, if obtained, and the protection afforded by such foreign patents and foreign intellectual property laws, may be more limited than that provided under United States patents and intellectual property laws. Litigation, which could result in substantial costs and diversion of effort by Enova, may also be necessary to enforce any patents issued or licensed to Enova or to determine the scope and validity of third-party proprietary rights. Any such litigation, regardless of outcome, could be expensive and time-consuming, and adverse determinations in any such litigation could seriously harm Enova's business.

     Enova also relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with its employees, advisors and consultants and non-disclosure agreements with certain of its suppliers and distributors. These agreements may be breached, Enova may not have adequate remedies for any breach or Enova's unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect Enova's products or intellectual property rights to the same extent as do the laws of the United States.

Employees

     As of December 31, 2002, we had 44 full time employees. Additionally, we employ three individuals as independent contractors, engaged on an hourly basis, one of whom is domiciled in South Korea. The departmental breakdown of these individuals includes 4 in administration, 3 in sales, 29 in engineering and research and development, and 11 in production.

Item 2. Properties

     Enova's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses our various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminates in February, 2008. The monthly lease expense is $13,500. Enova also has a leased office in Hawaii which is rented on a month to month basis at $1,500 per month and an office in South Korea which is also rented on a month to month basis at $500 per month.

Item 3. Legal Proceedings

     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. However, we are not currently a party to any material legal proceedings.

     We settled a lawsuit brought against us by Fontal International, Ltd. in June 2000, which was filed in the United States District Court, Central District of California as previously disclosed in our March 31, 2000 Form 10-Q. The suit alleged breach of contract with respect to certain warrants to purchase
10,833,332 shares of our common stock. The conditions subsequent to the settlement agreement which required us to issue 6,000,000 shares of common stock to be registered and freely tradable on, or before, March 31, 2002 were satisfied on June 14, 2002. We entered into an agreement with Fontal granting them additional shares of our common stock based upon the date upon which the Form S-1 covering the sales of such shares was declared effective on June 14, 2002. As a result of that agreement, we issued Fontal an additional 300,000 shares of common stock in 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on December 5, 2002, at which the following matters were voted upon:

1. Our stockholders voted upon and approved a proposal to approve an amendment to our Articles of Incorporation to affect a reverse stock split of our Common Stock in a ratio of one-for-twenty, at the election of our Board of Directors at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

              Number of Shares voted FOR:                   295,196,804
              Number of Shares voted AGAINST:                 4,505,571
              Number of Shares ABSTAINING:                      196,659
              Number of Broker NON-VOTES:                             0

2. Our stockholders voted upon and approved a proposal to approve an amendment to our Articles of Incorporation to affect a reverse stock split of our Common Stock in a ratio of one-for-fifteen, at the election of our Board of Directors at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

              Number of Shares voted FOR:                   294,553,175
              Number of Shares voted AGAINST:                 5,071,555
              Number of Shares ABSTAINING:                      274,304
              Number of Broker NON-VOTES:                             0

3. Our stockholders voted upon and approved a proposal to approve an amendment to our Articles of Incorporation to affect a reverse stock split of our Common Stock in a ratio of one-for-ten, at the election of our Board of Directors at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

              Number of Shares voted FOR:                   295,848,977
              Number of Shares voted AGAINST:                 3,785,158
              Number of Shares ABSTAINING:                      263,899
              Number of Broker NON-VOTES:                             0

4. Our stockholders voted upon and approved a proposal to approve an amendment to our Articles of Incorporation to affect a reverse stock split of our Common Stock in a ratio of one-for-five, at the election of our Board of Directors at any time until the next Annual Meeting of Shareholders. The results of the voting were as follows:

              Number of Shares voted FOR:                   296,086,555
              Number of Shares voted AGAINST:                 3,527,302
              Number of Shares ABSTAINING:                      285,177
              Number of Broker NON-VOTES:                             0

5. Our stockholders voted upon and approved a proposal to approve an amendment to Article III, Section 2 of the Company's Bylaws to change the variable authorized number of directors from a range of four (4) to seven (7) to a range of six (6) to nine (9) and to fix the exact number of Board members at eight (8) until changed by our Board of Directors within such range;

              Number of Shares voted FOR:                   297,544,308
              Number of Shares voted AGAINST:                 1,831,226
              Number of Shares ABSTAINING:                      523,500
              Number of Broker NON-VOTES:                             0

6. Our stockholders voted upon and elected eight (8) individuals to the Board of Directors. The following Directors will serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified:

     Elected and Re-elected Directors:             FOR               WITHHELD
     --------------------------------              ---               --------

     Anthony N. Rawlinson                       272,934,164        25,644,120 a
     Carl D. Perry                              288,565,784        10,336,190 b
     Edwin O. Riddell                           298,256,994           321,290
     Malcolm R. Currie                          298,231,994           333,790
     James M. Strock                            298,246,994           331,290
     John R. Wallace                            298,256,994           321,290
     John J. Micek, III (Preferred B)               660,375                 0
     Donald H. Dreyer (Preferred B)                 660,375                 0

     a - 25,243,939 shares held by Anthony N. Rawlinson and ineligible for voting.
     b - 10,000,000 shares held by Carl D. Perry and ineligible for voting.


7. Our stockholders voted upon and approved a proposal to ratify the action of the Board of Directors appointing Moss Adams LLP as the independent auditors for Enova for the year ended December 31, 2002. The results of the voting were as follows:

              Number of Shares voted FOR:                   247,788,267
              Number of Shares voted AGAINST:                   758,356
              Number of Shares ABSTAINING:                      725,262
              Number of Broker NON-VOTES:                             0

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

                                              Common Stock     Average Daily
                                          High Price  Low Price    Volume
                                          ----------  ---------    ------
   Calendar 2001
   -------------
   First Quarter........................     $0.31      $0.17     237,760
   Second Quarter.......................     $0.31      $0.15     245,504
   Third Quarter........................     $0.26      $0.13     116,110
   Fourth Quarter.......................     $0.31      $0.13     197,554

   Calendar 2002
   -------------
   First Quarter........................     $0.23      $0.14     265,875
   Second Quarter.......................     $0.19      $0.10     111,600
   Third Quarter........................     $0.15      $0.09      38,861
   Fourth Quarter.......................     $0.13      $0.07     146,977

     On March 25, 2003, the last reported high bid price of the Common Stock was $0.09 and the last reported low asking price was $0.09. As of March 25, 2003, there were approximately 8,304 holders of record of our Common Stock. As of March 25, 2003, approximately 112 shareholders, many of who are also Common Stock shareholders, held our Series A Preferred Stock. Approximately 34 shareholders as of March 25, 2003 held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Stock Issuances

     During 2002, we issued an aggregate of 570,083 shares of Common Stock to our directors in consideration for attendance at Board meetings and Board committee meetings during fiscal 2002. We relied on Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sales of such shares. See Item 10, "Compensation of Directors."

Dividend Policy

     To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2002, Enova had an accumulated deficit of approximately $93,890,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under
Section 500 et. seq. of the California Corporations Code.

Item 6. Selected Financial Data.

     The following selected financial data tables set forth selected financial data for the year ended December 31, 2002, 2001 and 2000, the five month period ended December 31, 1999 and the fiscal years ended July 31, 1999 and 1998. The five-month period is related to a change in the fiscal year end which was effective December 31, 1999. The statement of income data and balance sheet data for and as of the end of the year ended December 31, 2002, 2001 and 2000, the five month period ended December 31, 1999 and the two years ended July 31, 1999 are derived from the audited Financial Statements of Enova. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this 10K.

As of and for the year ended                                             Five Months    Fiscal Years
December 31, (in thousands,                                              ended          ending
except per share data)                                                   Dec 31         July 31,

                                         2002       2001         2000         1999       1999       1998
                                         ----       ----         ----         ----       ----       ----
NET SALES                             $ 4,455     $ 3,780      $ 2,883     $   629     $ 2,774    $  1,938
COST OF SALES                           3,784       2,783        2,013         377       1,460       2,765
                                      ---------------------------------------------------------------------
GROSS MARGIN                              671         997          870         252       1,314        (827)
                                      ---------------------------------------------------------------------
OTHER COSTS AND EXPENSES
     Research and Development           1,152         879          626         262         499         445
     Selling, general and
     administrative                     2,918       2,894        1,999         796       1,141       1,697
     Interest and financing fees          199         113          174         244         724         665
     Other expense (income)                            (7)           6                     (41)        (67)
     Acquisition of research and
     development
     Gain on Warranty Reevaluations                                                       (474)
     Legal Settlements                                900          755         125
                                      ---------------------------------------------------------------------
     Total other costs and expenses     4,269       4,779        2,880       1,427       1,849       2,740
                                      ---------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS        (3,598)     (3,782)      (2,010)     (1,175)       (535)     (3,567)
GAIN ON DEBT RESTRUCTURING                            354        1,551         214         140          42
                                      ---------------------------------------------------------------------
NET LOSS                              $(3,598)    $(3,428)     $  (459)    $  (961)    $  (395)   $ (3,525)
                                      =====================================================================
PER COMMON SHARE:

     Loss from continuing operations              $ (0.01)     $ (0.01)    $ (0.01)    $ (0.01)   $  (0.02)

     Gain on debt restructuring                                   0.01
                                      ---------------------------------------------------------------------
     Net loss per common share        $ (0.01)    $ (0.01)     $  0.00     $ (0.01)    $ (0.01)   $  (0.02)
                                      =====================================================================
WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING             326,390     275,189      235,199     251,994     152,077     151,265
                                      =====================================================================
     Total Assets                     $ 6,224     $ 4,340      $ 3,094     $ 2,697     $ 3,940    $  1,658
                                      =====================================================================
     Long-term debt                   $ 3,332     $ 3,332      $ 3,332     $ 3,332     $ 3,332    $  3,332
                                      =====================================================================
     Shareholders' equity (deficit)   $   287     $  (232)     $(1,648)    $(5,015)    $(7,316)   $(12,615)
                                      =====================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read this  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations in conjunction with our 2002 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

Cautionary Note on Forward-looking Statements

     Some of the matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These forward-looking statements are made as of the date of this Form 10-K, and, except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

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

     The financial statements present the financial position of Enova Systems, Inc. as of December 31, 2002 and 2001 and the results of operations and cash flows for the year ended December 31, 2002, 2001 and 2000.

Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods that we use.

     Our discussion and analysis of our financial condition and result of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition and potential allowances for doubtful accounts. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     o    The first-in, first-out (FIFO) method to value our inventories;

     o The intrinsic value method, or APB Opinion No. 25, to account for our stock options;

     o Review of customers' receivable to determine the need for an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, an allowance may be required.

     These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our financial statements.

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

     Enova is seeking new investment capital to fund research and development and create new market opportunities. In order to fuel our growth in the stationary power market, we will need additional capital to further these development programs and augment our intellectual properties. In July 2002, several private accredited investors purchased 42,100,000 shares of common stock at $0.10 per share.

     During 2002, we expanded our sales and development efforts to capture additional global market share for our product line and our technical expertise. Enova expanded into European and Asian markets with our heavy duty drive systems and continued to progress on our development programs with Ford, AVS, Hyundai and the U.S. Department of Transportation. Our balance sheet strengthened, we are now focusing on building our product line, increasing our market share and developing the next generation of advanced power management and conversion systems.

     Our operations during the year ended December 31, 2002 were financed by development contracts and product sales, as well as an additional equity infusion of an aggregate of $4,210,000 from a private placement for the purchase of 42,100,000 shares of common stock, as previously reported.

     It is our intention to continue to seek additional financing through private placements and other means to increase research and development spending, procure inventory and seek additional alliances to market our products. As of March 25, 2003, we have no firm commitments for additional financing unless we consummate our joint venture with HHI as previously reported.

     During the year ended December 31, 2002, our operations required $2,700,000 more in cash then was generated. Enova continues to increase research and development spending, as well as increased sales, marketing and administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $19,000 from $1,237,000, or less than 1% from the balance at December 31, 2001. We continually monitor our receivables and have had immaterial charge-offs during the years due to this policy. Inventory increased by $727,000 from $926,000 or 79% from December 31, 2001 balances. During 2002, products sales increased resulting in a requirement to stock additional inventory for customer requirements. Based on past sales and anticipated customer requirements, we have increased finished goods inventory to meet demand. Additionally, included in this increase is approximately $450,000 in raw materials inventory on hand for the Ballard Th!nk city program which has been terminated. We anticipate receiving full reimbursement for these inventories, however; during 2002, we additionally charged-off approximately $150,000 in obsolete or other inventory related to the Ballard program.

     Fixed assets increased by $613,000 or 61% before depreciation for the year ended December 31, 2002 from the prior year balance of $1,003,000 due to several factors. The three-car tram which was developed and produced, in conjunction with a DOT/State of Hawaii program, was transferred to demonstration vehicles from inventory during 2002. Additionally, we purchased test equipment, production machinery, software and tooling for programs and products developed during the year.

     Other assets decreased by $76,000 during 2002 from $574,000 in 2001 as we amortized the asset relating to the Ford Value Participation Agreement. Intellectual property assets, including patents and trademarks, increased by $28,554 in 2002 from $48,986 at December 31, 2001 as we continued to capitalize new patents on our technology.

     The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

     Net sales of $4,455,000 for the twelve months ended December 31, 2002 increased $675,000 or 18% from $3,780,000 during the same period in 2001. Our revenue base is shifting to higher concentration in product sales as we expand our market penetration in these areas. Accordingly, we have added this delineation in our financial statement representation for sales and costs of sales. Product sales as a percentage of total revenues increased to 59% in 2002 as compared with 26% of total revenues in 2001. Sales of our Panther 240kW, 120kW and 90kW drive systems accounted for a majority of our product sales. We believe this trend will continue over the next several years. We continue to seek out and contract for new development programs with both our current partners such as Ford, the DOT and Hyundai, as well as creating new alliances with other vehicle manufacturers and energy companies. Furthermore, we believe that markets are developing for our stationary process and power control and conversion systems in which we intend to gain market share.

     Cost of sales consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. During 2002, we established several new customers, such as AVS, Tomoe and MMT, in the heavy-duty drive system market which required additional integration and support services to customize, integrate and evaluate our products. We believe these costs to be initial, one-time costs for these customers and anticipate similar costs to be incurred as we gain additional market share. During the year ended December 31, 2002, we charged off approximately $200,000 in obsolete inventory and other engineering costs related to the cancellation of the Ballard/Ford Th!nk program. A portion of these costs may be recoverable in 2003 from Ballard, however, we can give no assurance at this time that such reimbursement will occur. Due to the increase in net sales, the aforementioned costs, the Ballard program cancellation and other inventory adjustments, cost of sales of $3,784,000 for the year ended December 31, 2002 reflect an increase of $1,001,000, or 36%, from $2,783,000 for the year ended December 31, 2001. Our product line is well established. As we increase our sales volume, we believe the costs associated with manufacturing and integrating these products should continue to decrease, improving our gross margins.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense increased in 2002 to $1,152,000 from $879,000 for the same period in 2001, an increase of $273,000, or 31%. During 2002, we continued to expend funds for research and development for new technologies to enhance existing products as well as develop new products in the areas of mobile and stationary power management and conversion. Programs included our 240kW drive system, advanced power management systems for fuel cells, a Panther 90kW Dual Motor drive system, a diesel generation engine/motor system for our heavy-duty drive systems, a 18kW on-board charger system and upgrades and improvements to our current power conversion and management components. Additionally, we are enhancing our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we should be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. During 2002, we expended additional resources toward these types of programs and therefore modified our allocation of engineering costs to reflect this shift. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy. Our joint venture advanced technology center with HHI, as previously reported, is a specific example of this strategy.

     Selling, general and administrative expenses consist primarily of personnel and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. Selling, general and administrative expense decreased in the year ended December 31, 2002 to $2,918,000 from $2,894,000 for the similar period in 2001. We are continually reviewing operations to lower over head costs and increase operational efficiencies. During 2002, legal and accounting fees of approximately $318,000 in conjunction with two Form S-1 Registration Statements, required quarterly, annual and other periodic SEC filings, as well as compliance with the Sarbanes-Oxley Act of 2002 and other legal matters, accounted for the majority of these expenses. We believe these professional fees should not increase significantly in 2003, however due to the increased regulatory oversight of public companies and additional legal and accounting obligations mandated by Sarbanes-Oxley, we can make no assurance that increases will not occur.

     For the year ended December 31, 2002, interest and financing fees increased by $86,000 to $220,000, an increase of 76%. The increase was due primarily to an increase in the rate on the Note due the Credit Managers Association of California for $3.2 million per its terms and additional lease financings for equipment during 2002.

     Our net loss for the year ended December 31, 2002 of $3,598,000 is comparable to the loss incurred in 2001 of $3,428,000, however we believe the components of the 2002 net loss should provide much greater near and long-term benefits to Enova. Certain factors, such as the Ballard program cancellation, could not be anticipated and did contribute substantially to the net loss from operations. Other elements however, such as the increased funding levels for development of new systems and enhancement of current systems, we believe, will provide opportunities for increased sales and market share capture in 2003 and beyond. Depending on the level of externally funded engineering programs, additional internal funds may be expended to maintain or improve our technologies to remain competitive in the market.

     Our basic strategy continues toward increased research and development and increased marketing and administrative operations relating to further establishing ourselves as one of the key players in the mobile power conversion and management markets and to develop new systems for the stationary markets. During 2002, we experienced increased demand and recognition of our products and expertise in theses markets, thus increasing our revenue base, and we shall continue to increase engineering, production, and support personnel as we deem necessary to meet our current and prospective customer needs.

Years Ended December 31, 2001 and 2000

     Net sales of $3,780,000 for the twelve months ended December 31, 2001 increased $897,000 or 31% from $2,883,000 during the same period in 2000. Our further expansion into production programs of our PantherTM 120kw systems as well as new contracts with Ford and the DOT accounted for the increase in sales. Cost of sales of $2,783,000 for the year ended December 31, 2001 reflect an increase of $770,000, or 38%, from $2,013,000 for the year ended December 31, 2000.

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

     Selling, general and administrative expense increased in the year ended December 31, 2001 to $2,894,000 from $1,999,000 for the similar period in 2000. Increased legal and accounting fees for the Fontal matter of approximately $400,000, as well as increased regulatory requirements, accounted for the majority of the rise in expense. Additionally, we continue to increase sales, marketing and travel expenses in relation to acquiring new business, creating alliances and servicing current customers, which has resulted in additional sales for 2001 and we believe will facilitate increasing sales for 2002. During 2001 and 2000, we continued to add employees to accommodate our increased sales and customer services.

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

     During 2001, we settled a lawsuit brought against us by Fontal International Ltd. The settlement required us to issue, and register by March 31, 2002, 6,000,000 shares of common stock at a cost of $900,000, non-cash, exclusive of our legal fees. This expense is recorded as legal settlements for 2001. Legal settlements for 2000 were $75,000. In the first half of 2002, we issued an additional 300,000 shares of common stock to Fontal based on the timing of the effectiveness of our Form S-1 Registration Statement filed with the Securities and Exchange Commission.

     During 2001, we incurred several non-recurring professional expenses of $400,000 and the legal settlement of $900,000 with respect to the Fontal International lawsuit for an increase in operating expense of approximately $1,300,000. Without these charges, our net loss from operations would be $2,382,000, an increase of $372,000 or 18% from our $2,010,000 loss from operations for the same period in 2000. We do not believe these types of expenses will occur in 2002. The increase in net loss is attributable to a number of factors, as discussed previously, including the increased legal and accounting fees, the legal settlement with respect to Fontal matter, increased research and development expenses and increased marketing and administrative expenses relating to further establishing ourselves as a key player in the mobile power conversion and management markets and to develop new systems for the stationary markets. We anticipate continued increases in engineering, production, and support personnel as we deem necessary to meet our current and prospective customer needs.

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No.145. Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.147, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This Statement provides guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. This Statement is effective for acquisitions made on or after October 1, 2002. The adoption of SFAS No. 147 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method addresses alternative. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

Financial Accounting Standards Board Interpretation (FASBI) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Net Operating Losses. We have experienced recurring losses from operations and had an accumulated deficit of $93,890,000 at December 31, 2002. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the year ended December 31, 2002 2001 and 2000, we had net losses of $3,598,000, $3,428,000 and $459,000, respectively, on sales of $4,455,000, $3,780,000 and $2,883,000, respectively.

Nature of Industry. The mobile and stationary power markets, including electric vehicle and hybrid electric vehicles, continue to be subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers: (1) have already produced electric and hybrid vehicles, and/or
(2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. Various companies are also developing improved electric storage, propulsion and control systems. In addition, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies. Cost-effective methods to reduce price per kilowatt have yet to be established and the stationary power market is not yet viable.

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

Our industry is affected by political and legislative changes. In recent years there has been significant public pressure to enact legislation in the United States and abroad to reduce or eliminate automobile pollution. Although states such as California have enacted such legislation, we cannot assure you that there will not be further legislation enacted changing current requirements or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric or hybrid electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could also adversely affect our business prospects if implemented.

Changed legislative climate. Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) is continuing to modify its regulations regarding its mandatory limits for zero emission and low emission vehicles. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates.

Our industry is new and is subject to technological changes. The mobile and stationary power markets, including electric vehicle and hybrid electric vehicles, continue to be subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers: (1) have already produced electric and hybrid vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. Various companies are also developing improved electric storage, propulsion and control systems. In addition, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies. Cost-effective methods to reduce price per kilowatt have yet to be established and the stationary power market is not yet viable.

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

There are substantial risks involved in the development of unproven products. In order to remain competitive, we must adapt existing products as well as develop new products and technologies. In fiscal years 2001 and 2002 we spent in excess of $2.0 million on research and development of new products and technology. Despite our best efforts a new product or technology may prove to be unworkable, not cost effective, or otherwise unmarketable. We can give you no assurance that any new product or technology we may develop will be successful or that an adequate market for such product or technology will ever develop.

We may be unable to effectively compete with other companies who have significantly greater resources than we have. Many of our competitors, in the automotive, electronic and other industries, are larger, more established companies that have substantially greater financial, personnel, and other resources than we do. These companies may be actively engaged in the research and development of power management and conversion systems. Because of their greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sales of their products than we can. We believe that developing and maintaining a competitive advantage will require continued investment in product development, manufacturing capability and sales and marketing. We cannot assure you however that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors may establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

Future equity financings may dilute your holdings in our company. We need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources. If we raise additional funds by issuing equity securities, current shareholders may experience significant dilution of their holdings. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate research, development or marketing programs, or cease operations altogether.

Potential intellectual property, shareholder or other litigation could adversely impact our business. Because of the nature of our business, we may face litigation relating to intellectual property matters, labor matters, product liability or shareholder disputes. Any litigation could be costly, divert management attention or result in increased costs of doing business. Although we intend to vigorously defend any future lawsuits, we cannot assure you that we would ultimately prevail in these efforts. An adverse judgment could negatively impact the price of our common stock and our ability to obtain future financing on favorable terms or at all.

We may be exposed to product liability or tort claims if our products fail, which could adversely impact our results of operations. A malfunction or the inadequate design of our products could result in product liability or other tort claims. Accidents involving our products could lead to personal injury or physical damage. Any liability for damages resulting from malfunctions could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products. This could result in a decline in demand for our products, which would materially adversely affect our financial condition and results of operations.

We are highly subject to general economic conditions. The financial success of our company is sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and consumer demand for our products. These changes could cause the cost of supplies, labor, and other expenses to rise faster than we can raise prices. Such changing conditions also could significantly reduce demand in the marketplace for our products. We have no control over any of these changes.

We are an early growth stage company. Although our Company was originally founded in 1976, many aspects of our business are still in the early growth stage development, and our proposed operations are subject to all of the risks inherent in a start-up or growing business enterprise, including the likelihood of continued operating losses. Enova is relatively new in focusing its efforts on electric systems, hybrid systems and fuel cell management systems. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of an existing business, the development of new products and channels of distribution, and current and future development in several key technical fields, as well as the competitive and regulatory environment in which we operate.

We operate in a highly regulated business environment and changes in regulation could impose costs on us or make our products less economical. Our products are subject to federal, state, local and foreign laws and regulations, governing, among other things, emissions as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future.

We are highly dependent on a few key personnel and will need to retain and attract such personnel in a labor competitive market. Our success is largely dependent on the performance of our key management and technical personnel, including Carl Perry, our Chief Executive Officer, the loss of whom could adversely affect our business. Additionally, in order to successfully implement our anticipated growth, we will be dependent on our ability to hire additional qualified personnel. There can be no assurance that we will be able to retain or hire other necessary personnel. We do not maintain key man life insurance on any of our key personnel. We believe that our future success will depend in part upon our continued ability to attract, retain, and motivate additional highly skilled personnel in an increasingly competitive market.

There are minimal barriers to entry in our market. We presently license or own only certain proprietary technology and, therefore, have created little or no barrier to entry for competitors other than the time and significant expense required to assemble and develop similar production and design capabilities. Our competitors may enter into exclusive arrangements with our current or potential suppliers, thereby giving them a competitive edge which we may not be able to overcome, and which may exclude us from similar relationships.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8. Financial Statements and Supplementary Data.

The response to this Item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth certain information with respect to the Directors and executive officers of Enova as of December 31, 2002:


================================ ========== ====================================
Name                             Age        Position
-------------------------------- ---------- ------------------------------------
Anthony N. Rawlinson             47         Chairman of the Board
-------------------------------- ---------- ------------------------------------
Carl D. Perry                    70         Chief Executive Officer, President,
                                            Acting CFO, and Director
-------------------------------- ---------- ------------------------------------
Edwin O. Riddell (1)             60         Director
-------------------------------- ---------- ------------------------------------
Dr. Malcolm Currie (1)           72         Director
-------------------------------- ---------- ------------------------------------
John J. Micek, III (2)           49         Director
-------------------------------- ---------- ------------------------------------
Donald H. Dreyer (2)             65         Director
-------------------------------- ---------- ------------------------------------
James M. Strock                  46         Director
-------------------------------- ---------- ------------------------------------
John Wallace                     54         Director
================================ ========== ====================================

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

     Anthony N. Rawlinson, Chairman of the Board. Mr. Rawlinson was appointed Chairman of the Board in July 1999. Since 1996, Mr. Rawlinson has been Managing Director of the Global Value Investment Portfolio Management Pte. Ltd., a Singapore based International Fund Management Company managing discretionary equity portfolios for institutions, pension funds and clients globally. Mr. Rawlinson has more than twenty years experience in international fund management. Mr. Rawlinson is a specialist in analysis and investment in high technology companies. From 1996 to 1999, Mr. Rawlinson was Chairman of IXLA Ltd., an Australian public company in the field of PC photography software and its wholly-owned subsidiary, photohighway.com. Mr. Rawlinson is currently Chairman of Matrix Oil NL, an Australian publicly listed company. Mr. Rawlinson is also a Chairman of Cardsoft, Inc., a high technology software company with secure java based solutions for mobile phones and handheld devices.

     Carl D. Perry, Chief Executive Officer, President and Director. Mr. Perry served as a Director and as an Executive Vice President of the Company from July 1993 until November 1997. In November 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company, and was elected President in June 1999. In July 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony N. Rawlinson to become Chairman. Mr. Perry continues as Chief Executive Officer and President and as a Director. Prior to joining the Company, he was an international aerospace and financial consultant from 1989 to 1993. Mr. Perry served as Executive Vice President of Canadair Ltd. (now known as Bombadier), Canada's largest aerospace corporation, from 1984 to 1989, where he conducted strategic planning, worldwide marketing, and international joint ventures. From 1979 to 1983, Mr. Perry served as Executive Vice President of the Howard Hughes Helicopter Company, now known as Boeing Helicopter Company, where he was responsible for general management, worldwide business development, and international operations.

     Malcolm R. Currie, Ph.D, Director. Dr. Currie was re-elected to the Board of Directors in 1999. Dr. Currie had served as a Director of the Company from 1995 through 1997. Since 1994, he has served as Chairman of Electric Bicycle Co., a developer of electric bicycles. From 1986 until 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co., and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. His career in electronics and management has included research with many patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. He served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of LSI Logic, Inamed Corp., Innovative Micro Technology, Regal One and Currie Technologies. He is past President of the American Institute of Aeronautics and Astronautics, and is a Member of the Board of Trustees of the University of Southern California.

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

     James M. Strock, Director. Mr. Strock was elected a Director in July 2000. From 1991-1997, Mr. Strock served in Governor Pete Wilson's cabinet as
California's   first  Secretary  for   Environmental   Protection.   He  led  an
organization with an annual budget of more than $800 million with 4,000 employees. The Agency includes many of the world's leading environmental improvement programs relating to air and water quality, toxics and pesticide regulation, and solid waste. From 1989 until 1991, Mr. Strock served in President Bush's subcabinet as Assistant Administrator for Enforcement (chief law enforcement officer) of the U.S. Environmental Protection Agency. From 1997 to the present, he has been the principal of James Strock and Co., a San Francisco firm providing management consulting, communications and dispute resolution services. Mr. Strock is a graduate of Harvard College and Harvard Law School, and is a member of the Council on Foreign Relations. He is the author of Reagan on Leadership: Executive Lessons from the Great Communicator, and Theodore Roosevelt on Leadership: Executive Lessons from the Bully Pulpit.

     John R. Wallace, Director. Mr. Wallace retired from the Ford Motor Company in 2002, and is currently serving as a consultant to the Company for fuel cell and hybrid electric vehicle strategy. Prior to his retirement, he was executive director of TH!NK Group. He has been active in Ford Motor Company's alternative fuel vehicle programs since 1990, serving first as: Director, Technology Development Programs; then as Director, Electric Vehicle Programs; Director, Alternative Fuel Vehicles and finally Director, Environmental Vehicles. He is past Chairman of the Board of Directors of TH!NK Nordic; he is past chairman of the United States Advanced Battery Consortium; Co-Chairman of the Electric Vehicle Association of the Americas, and past Chairman of the California Fuel Cell Partnership. He served as Director of Ford's Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

     Donald H. Dreyer, Director. Mr. Dreyer was elected a Director of the Company in January 1997. Mr. Dreyer is President and CEO of Dreyer & Company, Inc., a consultancy in credit, accounts receivable and insolvency services, which he founded in 1990. Mr. Dreyer has served as Chairman of the Board of Credit Managers Association of California during the 1994 to 1995 term and remains a current member. Mr. Dreyer is also a member of the American Bankruptcy Institute and the National Advisory Committee of Dun & Bradstreet, Inc.

     John J. Micek III, Director. Mr. Micek was elected a Director of the Company in April 1999. Mr. Micek served as the Company's Vice President, General Counsel and Secretary from March 1994 to March 1997. From June 1997 to August 1998, Mr. Micek was COO of Pelion Systems, Inc. Mr Micek is currently Managing Director of Silicon Prairie Partners, LP. He also is a practicing attorney specializing in corporate finance and business development in Palo Alto, CA. He is a Board Member of Universal Warranty and also sits on the boards of UTEK Corp., Pelion Systems, Inc., Universal Assurors Agency, Inc., and Armanino Foods.

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

     We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that during 2002, there was only one inadvertent late filing, a Form 3 required to be filed by John Wallace in conjunction with his election as a Board member at our Annual Shareholders Meeting. This Form 3 has subsequently been filed with the SEC. Mr. Wallace has timely filed all required form 4s in 2002.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth all compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers of Enova whose annual salary and bonus exceeded $100,000 for the years ended December 31, 2002, 2001 and 2000 (collectively, the "Named Executive Officers"). Mr. Carl D. Perry is the sole executive officer of Enova whose salary currently exceeds $100,000.

Name and Principal Position                   SUMMARY ANNUAL COMPENSATION TABLE
---------------------------                   ---------------------------------
Carl D. Perry (1)                                2002      150,000     --
  Chief Executive Officer, Chief Financial       2001      160,989  $30,000
  Officer and President                          2000      128,170     --


(1) Mr. Perry was elected as Chief Executive Officer in November 1997. Mr. Perry's current salary is $150,000 per year, approved by the Board of Directors in June, 2000.

Option/SAR Grants

     No grants of stock options or stock appreciation rights ("SARs") were made during 2002 to the Named Executive Officers.

Option Exercises and Option Values

     The following table sets forth information concerning option exercises during 2002, and the aggregate value of unexercised options as of December 31, 2002, held by each of the Named Executive Officers:

                                           Aggregated Option/SAR Exercises in 2002
                                           and Option Values at December 31, 2002

                                                               Number of Securities
                                Aggregate                     Underlying Unexercised             Value of Unexercised
                                 Option                            Options at                  In-the-Money Options at
                             Exercises in 2002                 December 31, 2002 (#)           December 31, 2002 ($)(1)
                             -----------------              ----------------------------       ------------------------

                                 Shares         Value
                              Acquired on      Realized
  Name                        Exercise (#)       ($)        Exercisable     Unexercisable    Exercisable      Unexercisable
 ------                       ------------     --------     -----------     -------------    -----------      -------------
Carl D. Perry                      --             --         1,200,000           --              --(1)            N/A


(1) Calculated on the basis of $0.08 representing the average of the high bid and low ask prices of the Common Stock on December 31, 2002 of $0.08 per share, minus the exercise price.

Compensation of Directors

     In September 1999, our Board of Directors unanimously approved a compensation package for outside directors consisting of the following: for each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairperson is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. As of January 2002, this package was amended to include like compensation of $500 in cash and $500 in stock to all committee members in attendance at each committee meeting. All Directors are also reimbursed for out of pocket expenses incurred in connection with attending Board and committee meetings. As of March 25 2003, 2,284,362 shares had been issued under the above compensation plan for Directors.

James M. Strock

     The Company has entered into a consulting agreement with James Strock & Company, a corporation wholly owned by James M. Strock, wherein the Company retains Mr. Strock's services for a minimum monthly retainer of $3,000 plus reasonable expenses. During 2002, the Company paid Mr. Strock $58,901 in cash and stock for consulting services, expenses and directors fees.

John R. Wallace

     The Company has entered into a consulting agreement with John R. Wallace wherein the Company will compensate Mr. Wallace at the rate of $1,500 per day plus reasonable expenses for consulting services rendered. Mr. Wallace will not be compensated per this agreement when acting in the capacity of a director of the Company. During 2002, the Company paid Mr. Wallace $15,000 in cash and stock for consulting services, expenses and directors fees.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee held two meetings in the year ended December 31, 2002. The Compensation Committee currently consists of Mr. Edwin Riddell and Dr. Malcolm Currie, neither of whom have been officers of the Company. Its functions are to establish and apply the Company's compensation policies with respect to the Company's Executive Officers, and to administer the Company's stock option plans.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Stock Performance Graph

     The graph below compares the cumulative total shareholder return on our Common Stock with the cumulative total return on the Standard & Poor's Small Capitalization 600 Index and an index of peer companies selected by us. A group of five other electric vehicle companies comprise the peer group index.(1)

     The period shown commences on December 31, 1997, and ends on December 31, 2002, the end of our last fiscal year. The graph assumes an investment of $100 on December 31, 1997 and the reinvestment of any dividends. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Common Stock.


                                [GRAPHIC OMITTED]


                     DECEMBER 31, 1997 TO DECEMBER 31, 2002

1) Companies included in the peer group index are Amerigon, Inc. (ARGN), Electric Fuel Corp. (EFCX), Energy Conversion Devices, Inc. (ENER), Unique Mobility (UQM), and Valence Technology, Inc. (VLNC).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2002, by (i) each shareholder known to the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's Directors and nominees for Director; (iii) the Chief Executive Officer and all other Executive Officers of the Company; and (iv) all Executive Officers, Directors and nominees for Director of the Company as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                Name                               Shares                   Percentage of Shares            Voting
                                           Beneficially Owned (1)          Beneficially Owned (2)       Percentage (3)
--------------------------------------  ------------------------------  -----------------------------  ------------------
Jagen, Pty., Ltd.                                         145,000,000                         36.79%              41.35%
9 Oxford Street, South Ybarra 3141
Melbourne, Victoria Australia
--------------------------------------  ------------------------------  -----------------------------  ------------------
Carl D. Perry                                           11,200,500(4)                          2.84%               2.85%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
--------------------------------------  ------------------------------  -----------------------------  ------------------
Citibank N.A.                                              31,405,754                          7.97%               8.96%
111 Wall Street, 8th Floor
New York, NY  10043
--------------------------------------  ------------------------------  -----------------------------  ------------------
Anthony N. Rawlinson                                       25,289,013                          6.42%               7.21%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502
--------------------------------------  ------------------------------  -----------------------------  ------------------
John J. Micek III                                        1,354,746(5)                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
Edwin O. Riddell                                              527,760                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
Dr. Malcolm Currie                                            417,130                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
Donald H. Dreyer                                              315,009                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
James M. Strock                                               136,260                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
John R. Wallace                                                44,444                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
Delphi Delco Electronics                                 1,278,720(6)                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
Jean Schulz                                              1,329,111(7)                              *                   *
--------------------------------------  ------------------------------  -----------------------------  ------------------
All directors and executive officers                    38,907,084(8)                         10.02%              11.02%
as a group (8 persons)
--------------------------------------  ------------------------------  -----------------------------  ------------------

*        Indicates less than 1%

     (1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after March 25, 2003.

     (2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder;

          and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after March 25, 2003.

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

     (5) Includes 1,000,000 shares of Common Stock issued to Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner.

     (6) The number of shares shown represents the ownership of 639,360 shares of Series B Preferred Stock, each of which is convertible into two shares of Common Stock. These 639,360 shares represent more than 5% of the outstanding shares of Series B Preferred Stock.

     (7) The number of shares shown represents the ownership of 1,329,111 shares of Series A Preferred Stock, each of which is convertible into one share of Common Stock. These 1,329,111 shares represent more than 5% of the outstanding shares of Series A Preferred Stock.

     (8) Includes 1,400,000 shares of Common Stock issuable pursuant to stock options exercisable at price of $.10 and $.11 per share and 1,000,000 shares of Common Stock issued to Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2002.

                      Equity Compensation Plan Information
=============================================================================================================
                                                                                       Number of securities
                                                                                       remaining available
                                                                                                for
                                                                                          Future issuance
                                                                 Weighted-average               under
                                     Number of securities to    exercise price of      equity compensation
                                     Ne issued upon exercise      outstanding             plans (excluding
                                     of outstanding options,        options,          securities reflected in
                                       warrants and rights      warrants and rights          column (a))
 Plan category                                 (a)                     (b)                      (c)
================================    ========================   ====================   =======================
 Equity compensation plans
 approved by security holders                28,380,256                $0.20               16,619,744
 Equity compensation plans not
 approved by security holders                        --                   --                       --
   Total                                     28,380,256                $0.20               16,619,744

     Our board of directors adopted the 1996 Employee Stock Option Plan in October 1996 which was subsequently approved by our shareholders in May 1997. A total of 15,000,000 shares were reserved for issuance under the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, or nonstatutory stock options. The 1996 Plan provides that options may be granted to employees (including officers and directors who are also employees), directors and consultants. Incentive stock options may only be granted to employees. In 1999, our board of directors and shareholders approved an amendment to the 1996 Plan to increase the number of shares of common stock reserved for issuance thereunder by 30,000,000 shares, bringing the total number of shares issuable under the 1996 Plan to 45,000,000. The share increase to the 1996 Plan assured that a sufficient reserve of common stock are available to provide us with the continuing opportunity to utilize equity incentives to attract and retain the services of employees essential to our long-term growth and financial success. A copy of the actual 1996 Plan document has been previously filed with the Securities and Exchange Commission.

     Options granted under the amended Plan will vest over such periods as may be determined by the board of directors and will generally have an exercise price equal to the closing price for our stock on the NASDAQ OTC Bulletin Board on the last trading day immediately prior to the date of grant. As of December 31, 2002, the Company had reserved 16,619,744 common shares for issuance under the amended Plan. Options to purchase 900,000 shares of Enova common stock were granted to employees in 2002.

Item 13. Certain Relationships and Related Transactions.

     The following are certain transactions entered into between Enova and its officers, directors and principal shareholders and their affiliates since January 1, 2002.

Jagen Pty, Ltd. And Anthony N. Rawlinson

     In June 2002, Jagen Pty, Ltd. purchased 20,000,000 shares of common stock at $0.10 in a private placement for a total cash purchase price of $2,000,000. Jagen represented that it was an accredited investor under the definition set forth by the Securities and Exchange Commission. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act for the exemption from registration of the sale of such shares.

     A fee of $205,500 was paid in conjunction with the funding of $4.21 million previously disclosed to The Global Value Investment Portfolio Management Pte Ltd, a Singapore Company which is substantially owned by two affiliated parties; Anthony N. Rawlinson, Chairman of the Board of our Company and Borl partnership, owned by Boris Liberman Family Trusts, which is also affiliated with Jagen Pty Ltd., a large shareholder in Enova Systems.

John J. Micek III

     In June 2002, Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner, purchased 1,000,000 shares of common stock at $0.10 in a private placement for a total cash purchase price of $100,000. Silicon Prairie represented that it was an accredited investor under the definition set forth by the Securities and Exchange Commission. The Company relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act for the exemption from registration of the sale of such shares.

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Enova's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Enova's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Enova's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Enova required to be included in Enova's periodic filings under the Exchange Act. Evaluation of Disclosure Controls and Procedures.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Enova's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on form 8-K.

     (a)1. Financial Statements

          The financial statements filed as a part of this report are identified in the Index to Financial Statements on page F-1.

     (a)2. Financial Statement Schedule

          No financial statement schedules are filed as a part of this report.

     (a)3. Exhibits

          See Item 15 (C) for Index of Exhibits.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002

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

10.18 Agreement (redacted) between the Registrant and a customer dated June 14, 2001, to develop and produce power management systems. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for Six Months ended June 30, 2001 and incorporated herein by reference).

10.19 Agreement (redacted) between the Registrant and Eco Power Technology, dated June 12, 2001, to produce and sell power drive systems (filed as Exhibit 10.19 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1, No. 333-85308, and incorporated herein by reference).

10.20 Agreement (redacted) between the Registrant and Tomoe Electro-Mechanical Engineering and Manufacturing, Inc., dated November 19, 2001, to produce and sell power drive systems (filed as Exhibit 10.20 to Amendment No. 6 to the Registrants Registration Statement on Form S-1, No. 333-85308, and incorporated herein by reference).

10.21 Agreement (redacted) between the Registrant and Moriah Corporation, dated January 22, 2002, to produce and sell power drive systems (filed as Exhibit 10.21 to Amendment No. 6 to the Registrant's Registration Statement on Form S-1, No. 333-85308, and incorporated herein by reference).

10.22 Form of Stock Purchase Agreement dated June 7, 2002 between Registrant and each of the selling shareholders listed in a Prospectus dated July 26, 2002 (filed as Exhibit 10.22 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 333-96829, and incorporated herein by reference).

10.23 Form of Registration Rights Agreement dated June 7, 2002 between Registrant and each of the selling shareholders listed in a Prospectus dated July 26, 2002 (filed as Exhibit 10.23 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, No. 333-96829, and incorporated herein by reference).

23.1*          Consent of Moss Adams, LLP, Independent Auditors

24*            Power of Attorney (included on signature page)

99.1* CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Dated: March 31, 2003

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

Signature                                 Title                                Date
---------                                 -----                                ----
   /s/   Carl D. Perry                 Chief Executive                     March 31, 2003
----------------------------------     Officer and Director
Carl D. Perry                          (Principal Executive Officer)


  /s/   Anthony N. Rawlinson           Chairman                            March 31, 2003
---------------------------------
Anthony N. Rawlinson


  /s/ s  Malcolm Currie                Director                            March 31, 2003
---------------------------------
Malcolm Currie


  /s/   Edwin O. Riddell               Director                            March 31, 2003
---------------------------------
Edwin O. Riddell


  /s/   John J. Micek, III             Director                            March 31, 2003
---------------------------------
John J. Micek, III


  /s/   Donald H. Dreyer               Director                            March 31, 2003
---------------------------------
Donald H. Dreyer


  /s/   James M. Strock                Director                            March 31, 2003
---------------------------------
James M. Strock


  /s/   John R. Wallace                Director                            March 31, 2003
---------------------------------
John R. Wallace

                                       35

                                 CERTIFICATIONS

I, Carl D. Perry, certify that:

1. I have reviewed this annual report on Form 10-K of Enova Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

   /s/   Carl D. Perry
-----------------------------------
Carl D. Perry,
Chief Executive Officer and Acting Chief Financial Officer

--------------------------------------------------------------------------------

                              [LOGO] ENOVA SYSTEMS

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT.................................................F-1

FINANCIAL STATEMENTS

     Balance sheets..........................................................F-2

     Statements of operations................................................F-3

     Statements of stockholders' equity......................................F-4

     Statements of cash flows................................................F-5

     Notes to financial statements...........................................F-6


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
Enova Systems, Inc.

We have audited the accompanying balance sheets of Enova Systems, Inc., as of December 31, 2002 and 2001, and the statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc., as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the three years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                /s/  MOSS ADAMS LLP

Santa Rosa, California
February 24, 2003


                                                                        Page F-1

                                                             ENOVA SYSTEMS, INC.
                                                                  BALANCE SHEETS
                                                      December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                                                                  2002            2001
                                                                              ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                                $  1,868,000    $  1,179,000
     Accounts receivable                                                         1,256,000       1,237,000
     Inventories and supplies                                                    1,652,000         926,000
     Current maturities of related party receivable                                 32,000          25,000
     Prepaids and other current assets                                             107,000          87,000
                                                                              ------------    ------------

            Total current assets                                                 4,915,000       3,454,000

PROPERTY AND EQUIPMENT                                                             811,000         280,000

RELATED PARTY RECEIVABLE, less current maturities                                     --            32,000

OTHER ASSETS                                                                       498,000         574,000
                                                                              ------------    ------------

            Total assets                                                      $  6,224,000    $  4,340,000
                                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $  1,192,000    $    167,000
     Line of credit                                                                 14,000            --
     Accrued payroll and related expenses                                          240,000         194,000
     Other accrued expenses                                                         95,000          53,000
     Current maturities of long-term debt                                          120,000         120,000
     Current maturities of capital lease obligations                                28,000           9,000
                                                                              ------------    ------------

            Total current liabilities                                            1,689,000         543,000

ACCRUED INTEREST PAYABLE                                                           889,000         677,000

CAPITAL LEASE OBLIGATIONS, less current maturities                                  27,000          20,000

LONG-TERM DEBT, less current maturities                                          3,332,000       3,332,000
                                                                              ------------    ------------

            Total liabilities                                                    5,937,000       4,572,000
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock - no par value; 30,000,000 shares authorized; 2,824,000 and 2,844,000 shares issued and outstanding;
         liquidating preference at $0.60 per share aggregating $1,695,000
         and $1,706,000                                                          1,842,000       1,867,000
     Series B convertible preferred stock - no par value; 5,000,000 shares authorized; 1,217,000 shares issued and outstanding; liquidating
         preference at $2.00 per share aggregating $2,434,000                    2,434,000       2,434,000
     Common stock - no par value; 500,000,000 shares authorized;
         345,194,000 and 302,502,000 shares issued and outstanding              84,026,000      79,859,000
     Common stock subscribed                                                       130,000         160,000
     Stock notes receivable                                                     (1,203,000)     (1,208,000)
     Additional paid-in capital                                                  6,949,000       6,949,000
     Accumulated deficit                                                       (93,891,000)    (90,293,000)
                                                                              ------------    ------------

            Total stockholders' equity                                             287,000        (232,000)
                                                                              ------------    ------------

            Total liabilities and stockholders' equity                        $  6,224,000    $  4,340,000
                                                                              ============    ============


See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-2

                                                             ENOVA SYSTEMS, INC.
                                                        STATEMENTS OF OPERATIONS
                                   Years Ended December 31, 2002, 2001, and 2000
--------------------------------------------------------------------------------

                                                      2002              2001             2000
                                                  -------------    -------------    -------------
NET REVENUES
     Research and development contracts           $   1,843,000    $   2,813,000    $   2,483,000
     Production                                       2,612,000          967,000          400,000
                                                  -------------    -------------    -------------
                                                      4,455,000        3,780,000        2,883,000
                                                  -------------    -------------    -------------

COST OF REVENUES
     Research and development contracts               1,288,000        2,149,000        1,653,000
     Production                                       2,496,000          634,000          360,000
                                                  -------------    -------------    -------------
                                                      3,784,000        2,783,000        2,013,000
                                                  -------------    -------------    -------------

GROSS PROFIT                                            671,000          997,000          870,000
                                                  -------------    -------------    -------------

OTHER COSTS AND EXPENSES
     Research and development                         1,152,000          879,000          626,000
     Selling, general, and administrative             2,837,000        2,894,000        1,999,000
     Interest and financing fees                        199,000          113,000          174,000
     (Gain) loss on disposition of fixed assets            --             (7,000)           6,000
     Legal settlements                                   81,000          900,000           75,000
                                                  -------------    -------------    -------------

                                                      4,269,000        4,779,000        2,880,000
                                                  -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                      (3,598,000)      (3,782,000)      (2,010,000)

EXTRAORDINARY ITEM - GAIN ON DEBT
     RESTRUCTURING                                         --            354,000        1,551,000
                                                  -------------    -------------    -------------

NET LOSS                                          $  (3,598,000)   $  (3,428,000)   $    (459,000)
                                                  =============    =============    =============

LOSS PER COMMON SHARE
     Loss from continuing operations              $       (0.01)   $       (0.01)   $       (0.01)
     Gain on debt restructuring                            --               --               0.01
                                                  -------------    -------------    -------------

                                                  $       (0.01)   $       (0.01)   $        --
                                                  =============    =============    =============

WEIGHTED AVERAGE OF COMMON
     SHARES OUTSTANDING                             326,390,422      275,188,979      235,199,406
                                                  =============    =============    =============


See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-3

                                                             ENOVA SYSTEMS, INC.
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Years Ended December 31, 2002, 2001, and 2000
--------------------------------------------------------------------------------

                                             Preferred Stock
                               ---------------------------------------------                                Common Stock
                                     Series A               Series B               Common Stock              Subscribed
                               ---------------------- ---------------------- ------------------------- ----------------------
                                Shares      Amount     Shares       Amount      Shares       Amount      Shares      Amount
                               ----------  ---------- ---------- ----------- ------------ ------------ ---------- ----------- -
Balance, December 31, 1999      3,239,000  $2,166,000  1,242,000  $ 2,486,000 252,012,000 $ 71,526,000  5,563,000  $ 1,445,000

Common Stock Transactions
   Conversion of Series A
     preferred stock             (395,000)   (299,000)      --           --       395,000      299,000       --           --
   Conversion of Series B
     preferred stock                 --          --      (25,000)     (52,000)     71,000       52,000       --           --
   Stock options exercised           --          --         --           --     3,315,000      392,000       --           --
   Sale of stock                     --          --         --           --     6,667,000    2,000,000       --           --
   Stock issued for services         --          --         --           --     5,722,000    1,497,000 (5,518,000)  (1,432,000)
   Conversion of debt                --          --         --           --        37,000       14,000       --           --
   Repurchase of stock from
     stockholder                     --          --         --           --   (23,970,000)    (100,000)      --           --
Debt forgiveness by stockholder      --          --         --           --          --           --         --           --
Net loss                             --          --         --           --          --           --         --           --
                                ---------  ----------  ---------  ----------- ----------- ------------ ----------  -----------

 Balance, December 31, 2000     2,844,000   1,867,000  1,217,000    2,434,000 244,249,000   75,680,000     45,000       13,000

Common Stock Transactions
   Stock issued on exercise
     of warrants                     --          --         --           --    50,000,000    3,000,000       --           --
   Stock options exercised           --          --         --           --     1,805,000      181,000       --           --
   Stock issued for services         --          --         --           --       448,000       98,000    955,000      147,000
   Stock issued in legal
     settlement                      --          --         --           --     6,000,000      900,000       --           --
Warrants issued for value
   participation agreement           --          --         --           --          --           --         --           --
Net loss                             --          --         --           --          --           --         --           --
                                ---------  ----------  ---------  ----------- ----------- ------------ ----------  -----------

Balance, December 31, 2001      2,844,000   1,867,000  1,217,000    2,434,000 302,502,000   79,859,000  1,000,000      160,000
Common Stock Transactions
   Conversion of Series A
     preferred stock              (20,000)    (25,000)      --           --        20,000       25,000       --           --
   Sale of stock, net of
     issuance
     costs of $206,000               --          --         --           --    41,100,000    3,904,000  1,000,000      100,000
   Stock options exercised           --          --         --           --        30,000        3,000       --           --
   Stock issued for services         --          --         --           --     1,242,000      190,000   (628,000)    (130,000)
   Stock issued in legal
     settlement                      --          --         --           --       300,000       45,000       --           --
   Stock notes receivable            --          --         --           --          --           --         --           --
Net loss                             --          --         --           --          --           --         --           --
                                ---------  ----------  ---------  ----------- ----------- ------------ ----------  -----------

Balance, December 31, 2002      2,824,000  $1,842,000  1,217,000  $ 2,434,000 345,194,000 $ 84,026,000  1,372,000  $   130,000
                                =========  ==========  =========  =========== =========== ============ ==========  ===========

                               Additional     Stock
                                Paid-In       Notes     Accumulated
                                 Capital    Receivable    Deficit        Total
                               ----------- ----------- -------------  -----------
Balance, December 31, 1999      $4,917,000 $(1,149,000) $(86,406,000) $(5,015,000)

Common Stock Transactions
   Conversion of Series A
     preferred stock                  --          --            --           --
   Conversion of Series B
     preferred stock                  --          --            --           --
   Stock options exercised            --          --            --        392,000
   Sale of stock                      --          --            --      2,000,000
   Stock issued for services          --           --           --         65,000
   Conversion of debt                 --          --            --         14,000
   Repurchase of stock from
     stockholder                      --          --            --       (100,000)
Debt forgiveness by stockholder  1,455,000        --            --      1,455,000
Net loss                              --          --        (459,000)    (459,000)
                                ---------- -----------  ------------  -----------

 Balance, December 31, 2000      6,372,000  (1,149,000)  (86,865,000)

Common Stock Transactions
   Stock issued on exercise
     of warrants                      --          --            --      3,000,000
   Stock options exercised            --       (59,000)         --        122,000
   Stock issued for services          --          --            --        245,000
   Stock issued in legal
     settlement                       --          --            --        900,000
Warrants issued for value
   participation agreement         577,000        --            --        577,000
Net loss                              --          --      (3,428,000)
                                ---------- -----------  ------------  -----------

Balance, December 31, 2001       6,949,000  (1,208,000)  (90,293,000)    (232,000)
Common Stock Transactions
   Conversion of Series A
     preferred stock                  --          --            --           --
   Sale of stock, net of
     issuance
     costs of $206,000                --          --            --      4,004,000
   Stock options exercised            --          --            --          3,000
   Stock issued for services          --          --            --         60,000
   Stock issued in legal
     settlement                       --          --            --         45,000
   Stock notes receivable             --         5,000          --          5,000
Net loss                              --          --      (3,598,000)  (3,598,000)
                                ---------- -----------  ------------  -----------

Balance, December 31, 2002      $6,949,000 $(1,203,000) $(93,891,000) $   287,000
                                ========== ===========  ============  ===========


See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-4

                                                             ENOVA SYSTEMS, INC.
                                                        STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 2002,2001 and 2000
--------------------------------------------------------------------------------

                                                                  2002           2001           2000
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(3,598,000)   $(3,428,000)   $  (459,000)
     Adjustments to reconcile net loss to net cash from
         operating activities:
            Depreciation and amortization                          134,000        205,000        136,000
            Loss on disposition of fixed assets                       --             --            6,000
            Gain on debt restructuring and extinguishment             --         (210,000)    (1,551,000)
            Stock issued for services                               60,000        245,000         66,000
            Stock issued for legal settlement                       45,000        900,000           --
            Accrued interest forgiven                                 --             --          156,000
         Change in operating assets and liabilities:
            Accounts receivable                                    (19,000)      (233,000)      (432,000)
            Inventories                                           (727,000)      (520,000)      (151,000)
            Related party receivable                                25,000         25,000         25,000
            Prepaids and other current assets                      (20,000)       (19,000)        (7,000)
            Other assets                                            76,000        (39,000)          --
            Accounts payable and accrued expenses                1,112,000       (112,000)      (120,000)
            Accrued interest payable                               212,000        163,000         75,000
            Customer deposits                                         --             --         (102,000)
                                                               -----------    -----------    -----------

                Net cash from operating activities              (2,700,000)    (3,023,000)    (2,358,000)
                                                               -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Equipment acquisitions                                       (613,000)      (219,000)       (88,000)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change from line of credit                                 14,000           --             --
     Payments on stock notes receivable                              5,000           --             --
     Proceeds from exercise of warrants and options                  3,000      3,122,000           --
     Proceeds from sale of stock                                 4,210,000           --        2,392,000
     Stock issuance costs                                         (206,000)          --             --
     Purchase of common stock                                         --             --         (100,000)
     Payments on notes payable and capital lease obligations       (24,000)       (11,000)        (1,000)
                                                               -----------    -----------    -----------

                Net cash from financing activities               4,002,000      3,111,000      2,291,000
                                                               -----------    -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            689,000       (131,000)      (155,000)

CASH AND CASH EQUIVALENTS, beginning of year                     1,179,000      1,310,000      1,465,000
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 1,868,000    $ 1,179,000    $ 1,310,000
                                                               ===========    ===========    ===========

SUPPLEMENTAL CASH-FLOW INFORMATION
     Cash paid during the year for interest                    $     8,000    $     5,000    $    40,000
     Non-cash investing and financing activities:
         Conversion of preferred stock to common stock         $    25,000    $      --      $   351,000
         Conversion of debt and accrued interest to equity     $      --      $      --      $ 1,470,000
         Equipment acquired under capital lease                $    52,000    $      --      $    41,000


See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
          POLICIES

Description of operations - Enova Systems, Inc., is a California corporation that develops drive trains and related components for electric, hybrid electric, and fuel cell systems for mobile and stationary applications. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company develops and sells components in the United States and Asia, and sells components in Europe.

Cash equivalents - Highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Inventory - Inventory is comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market.

Property and equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the sum of expected cash flows from use of the asset is less than its carrying value. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Income taxes - Income taxes are recognized using enacted tax rates and are composed of taxes on financial accounting income that is adjusted for requirements of current tax law and deferred taxes. Deferred taxes are the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities.

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

Concentrations of risk - Financial instruments potentially subjecting the Company to concentrations of credit risk consist primarily of trade receivables and bank demand deposits that may, from time to time, be in excess of FDIC insurance thresholds. Two customers accounted for approximately 46% and 37% of total revenues for the years ended December 31, 2002 and 2001, and represented 24% and 52% of total receivables at the respective year-ends. Another customer, Hyundai, is a stockholder that holds less than 5% of the outstanding common stock. Hyundai accounted for approximately 16%, 13%, and 56% of total revenues for the years ended December 31, 2002, 2001, and 2000. Demand deposits are placed with known creditable financial institutions

Accounts receivable - Receivables are reported at net realizable value and are considered past due when payments have not been received for 90 days. In general, receivables are charged off as uncollectible upon exhausting all avenues of collection. Receivables older than 90 days totaled $365,200 and $242,200 at December 31, 2002, and 2001.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results, and the difference could have a significant impact on the financial statements.


--------------------------------------------------------------------------------
                                                                        Page F-6

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Shipping costs - Shipping and handling costs are included in costs of goods sold.

Fair value of financial instruments - The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of the Company's short-term and long-term debt may be substantially less than the carrying value since there is no readily ascertainable market for the debt given the financial position of the Company.

Stock-based  compensation  -  The  Company  accounts  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123. Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:

                                             2002           2001            2000
                                          -----------    -----------    -----------
Net loss for the year                     $(3,598,000)   $(3,428,000)   $  (459,000)
Compensation expense, net of tax effect       197,000        776,500         88,000
                                          -----------    -----------    -----------

Proforma net loss                         $(3,795,000)   $(4,204,500)   $  (547,000)
                                          ===========    ===========    ===========

Proforma loss per common share            $     (0.01)   $     (0.01)   $     (0.01)
                                          ===========    ===========    ===========

The  fair  value  of  each  option  is  estimated  on date of  grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                              2002        2001        2000
                                            --------    --------    --------

Dividends                                        0%          0%          0%
Expected volatility                             83%        125%        124%
Risk-free interest rate                          4%          5%          5%
Expected life                               5 years     5 years     5 years

Recent  accounting  pronouncements  - The Financial  Accounting  Standards Board
(FASB) has issued the following accounting pronouncements:

SFAS No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.


--------------------------------------------------------------------------------
                                                                        Page F-7

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

SFAS No.147, Accounting for Certain Acquisitions of Banking or Thrift Institutions and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method. This Statement will not have an impact on the Company's financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method addresses alternative. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

Financial Accounting Standards Board Interpretation (FASBI) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

                                                    2002        2001
                                                 ----------   ----------

Computers                                        $  177,000   $  154,000
Machinery and equipment                             643,000      407,000
Furniture and office equipment                      189,000      186,000
Demonstration vehicles and buses                    497,000      147,000
Leasehold improvements                               68,000       68,000
Equipment under capital lease                        94,000       41,000
                                                 ----------   ----------

                                                  1,668,000    1,003,000
Less accumulated depreciation and amortization      857,000      723,000
                                                 ----------   ----------

                                                 $  811,000   $  280,000
                                                 ==========   ==========


--------------------------------------------------------------------------------
                                                                        Page F-8

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RELATED-PARTY RECEIVABLE

Hyundai, a stockholder, acquired certain technology licensing rights from the Company in 1997. Part of the consideration for these rights included periodic installment payments of $25,000 per year for six years, with the final payment expected in February 2003.

NOTE 4 - OTHER ASSETS

Legal costs of $78,000 that are associated with two patents have been capitalized and will be amortized over the life of the patents, beginning in 2003.

In June 2001, a strategic relationship with Ford Motor Company was entered into to develop and manufacture a high power, high voltage conversion module for Ford's fuel cell vehicle. Warrants were issued to Ford Motor Company in exchange for Ford's commitment to enter into a five-year agreement. The issuance of the warrants was recorded as a noncurrent asset (Value Participation Agreement) at its fair market value of $577,000, which was determined using the Black-Scholes option pricing model, and is being amortized on a straight-line basis over the life of the contract.

                                                          2002            2001
                                                        --------        --------

Patents                                                 $ 78,000        $ 49,000
Valuation Participation Agreement                        577,000         577,000
                                                        --------        --------

                                                         655,000         626,000
Less accumulated  amortization                           157,000          52,000
                                                        --------        --------

                                                        $498,000        $574,000
                                                        ========        ========

NOTE 5 - LINE OF CREDIT

The Company has available a bank line of credit that provides for borrowings of up to $250,000, with interest payable monthly at 3.25%. The line matures in October 2003 and is secured by the Company's assets.

NOTE 6 - LONG-TERM DEBT

                                                                                    2002            2001
                                                                                ------------    ------------
Secured promissory note to Credit Managers Association of
California, with interest at 3% for the first five years beginning
June 1996, 6% for years six and seven, and then at prime plus
3% through maturity; interest payments are made upon payment of principal, which is due no later than April 2016; a sinking fund escrow is required to be funded with 10% of future equity
financing, as defined in the agreement                                          $ 3,332,000     $ 3,332,000

Unsecured promissory note with interest at 10%; note is past due                    120,000         120,000
                                                                                ------------    ------------

                                                                                  3,452,000       3,452,000
Less current maturities                                                             120,000         120,000
                                                                                ------------    ------------

                                                                                $ 3,332,000     $ 3,332,000
                                                                                ============    ============


--------------------------------------------------------------------------------
                                                                        Page F-9

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company rents manufacturing and office equipment under various capital lease agreements that expire beginning in 2003. Future minimum lease payments under these capital lease agreements are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              2003                 $ 36,000
                                              2004                   27,000
                                              2005                    8,000
                                              2006                    1,000
                                                                   ---------

                                                                     72,000
                Less amounts representing interest                   17,000
                                                                   ---------

                Present value of minimum lease payments              55,000
                Less current maturities                              28,000
                                                                   ---------

                                                                   $ 27,000
                                                                   =========

NOTE 8 - OPERATING LEASES

The Company's lease on its Torrance, California, facility expires in February 2008. Rent expense was $206,000, $210,000, and $177,000 for the years ended December 31, 2002, 2001, and 2000. Future minimum lease payments are as follows:

                         Year Ending December 31,
                         ------------------------

                                   2003                 $111,000
                                   2004                  161,000
                                   2005                  163,000
                                   2006                  166,000
                                   2007                  168,000
                                Thereafter                28,000
                                                        --------

                                                        $797,000
                                                        ========

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


--------------------------------------------------------------------------------
                                                                       Page F-10

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

Stock issued for legal settlement - The Company settled an outstanding lawsuit in 2001 by agreeing to issue 6,000,000 shares of common stock, with a fair market value on the date of issuance of $900,000. Delays in issuing the stock resulted in the Company issuing an additional 300,000 shares of stock in 2002. The fair market value of these additional shares was $45,000.

NOTE 10 - STOCK OPTIONS AND WARRANTS

The 1993 Employee and Consultant Stock Plan expires in 2003. Under the Plan, the Company reserved 30,000,000 shares of common stock for incentive and nonstatutory stock options. Options under the Plan expire over periods not to exceed ten years from date of grant. Options that expire or are canceled may become available for future grants under the Plan. In addition, the Company grants other nonstatutory stock options.

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

The following summarizes common stock option activity (shares in thousands):

                                                  1996 Plan                   1993 Plan                     Other
                                          --------------------------- --------------------------- --------------------------
                                             Shares        Price         Shares          Price      Shares         Price
                                          ------------- ------------- ------------- ------------- ------------ -------------
Options outstanding at December 31, 1999    20,495,000      0.10-0.30   11,111,000      0.10-0.60   1,495,000     0.60-2.80
Granted                                      3,600,000      0.17-0.30           --            --           --            --
Exercised                                   (3,286,000)     0.10-0.30           --            --           --            --
Forfeited                                     (344,000)     0.10-0.30   (1,457,000)           --           --            --
                                          -------------               -------------               ------------

Options outstanding at December 31, 2000    20,465,000      0.10-0.30    9,654,000      0.10-0.60   1,495,000     0.60-2.80
Granted                                      7,472,000      0.11-0.18           --            --           --            --
Exercised                                   (1,805,000)     0.06-0.11           --            --           --            --
Forfeited                                   (5,266,000)     0.11-0.30           --            --           --            --
                                          -------------               -------------               ------------

Options outstanding at December 31, 2001    20,866,000      0.10-0.30    9,654,000      0.10-0.60   1,495,000     0.60-2.80
Granted                                        900,000      0.10                --            --           --            --
Exercised                                           --            --       (35,000)     0.10               --            --
Forfeited                                     (439,000)     0.11-0.18   (2,565,000)     0.10               --            --
                                          -------------               -------------               ------------

Options outstanding at December 31, 2002    21,327,000      0.10-0.30    7,054,000      0.10-0.60   1,495,000     0.60-2.80
                                          =============               =============               ============

Weighted average remaining
     contractual life                       1.9 years                   .5 years                   .5 years
                                          =============               =============               ============


--------------------------------------------------------------------------------
                                                                       Page F-11

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Options exercisable were 28,304,228, 26,293,358, and 24,106,626 at December 31, 2002, 2001, and 2000.

The agreement with Ford Motor Company, as discussed in Note 4, included issuing warrants to Ford to purchase 4.6% of the fully diluted common stock of Enova Systems over a 66 month period. The number of shares to be acquired will be adjusted from time to time for increases in the Company's fully diluted common stock. The vesting of these warrants is dependent upon Ford meeting specific purchase agreements. Initially, the exercise price of the warrants is equal to the price of the stock on the date of issuance, with the exercise price adjusted when the aggregate number of shares is adjusted. Warrants may not be exercised until July 2003. The fair value of warrants granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 102%, (3) risk-free interest rate of 4.76%, and (4) an expected life of the warrants of 66 months. Warrants issued and vested under this agreement totaled 2,500,000 at an exercise price of $0.29 per share during the year ended December 31, 2001. No warrants were vested under this program during 2002.

NOTE 11 - INCOME TAXES

The California Revenue and Taxation Code has suspended the deductibility of net operating loss carryovers for the tax years 2002 and 2003. Federal and state income tax regulations impose restrictions on the utilization of net operating losses in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code of 1986. Ownership changes have occurred, with the changes limiting the future availability of net operating loss carryforwards. The extent of the limitation has not been determined.

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

                                                      2002               2001
                                                   -----------       -----------

Deferred tax assets
     Federal tax loss carryforward                 $30,513,000       $25,692,000
     State tax loss carryforward                       404,000           674,000
     Basis difference                                1,610,000         1,610,000
     Other, net                                        433,000           290,000
                                                   -----------       -----------

                                                    32,960,000        28,266,000
Less valuation allowance                            32,960,000        28,266,000
                                                   -----------       -----------

Net deferred tax asset                             $      --         $      --
                                                   ===========       ===========


--------------------------------------------------------------------------------
                                                                       Page F-12

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Net operating losses expire as follows:

                                                      Net Operating Loss
                                                  ---------------------------
                          Date of Expiration        Federal       California
                          ------------------      ------------    -----------

                                 2003             $     64,000    $ 1,541,000
                                 2004                  322,000        709,000
                                 2005                  443,000        655,000
                                 2006                  680,000             --
                                 2007                2,552,000             --
                                 2008               24,221,000             --
                                 2009               33,460,000             --
                                 2010                9,083,000        177,000
                                 2011                5,557,000      1,770,000
                                 2012                2,998,000             --
                                 2013                1,418,000             --
                                 2014                1,965,000      2,065,000
                              2015-2022              6,982,000             --
                                                  -------------   ------------

                                                  $ 89,745,000    $ 6,917,000
                                                  =============   ============

NOTE 12 - EXTRAORDINARY ITEM

In 2000, the Company negotiated repayment of long-term trade payables for less than the amounts originally recorded. The gain from these negotiated payments is reflected as an extraordinary item.

In consultation with legal counsel, certain payables were extinguished under a provision of the California Code of Civil Procedure in which the statute of limitations precluded the ability of a creditor to commence an action to recover stale account balances. The Company determined that conditions surrounding the application of the statute of limitations had been met; accordingly, the 2001 and 2000 extraordinary item includes the gain from these extinguishments.

NOTE 13 - GEOGRAPHIC AREA DATA

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

                                     2002             2001             2000
                                  ----------        ----------      ----------

United States                     $2,478,000        $2,854,000      $1,003,000
Korea                                726,000           483,000       1,670,000
England                                 --              84,000            --
Malaysia                              65,000              --              --
Japan                                 87,000              --              --
Ireland                               59,000              --              --
Canada                                  --                --           110,000
Italy                              1,040,000           359,000         100,000
                                  ----------        ----------      ----------
                                  $4,455,000        $3,780,000      $2,883,000
                                  ==========        ==========      ==========


--------------------------------------------------------------------------------
                                                                       Page F-13

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - CONTINGENCIES

Ballard Power Systems cancelled its development and production program for low voltage 30kw electric drive system components that were for use in Ford's Th!nk City vehicle. Included in the 2002 inventory is approximately $450,000 of materials related to this program. Approximately $300,000 of materials and engineering costs have been incurred by a subcontractor for which the Company may be liable for payment. Under the terms of the agreement with Ballard and Ford, the Company believes full reimbursement will be made.

NOTE 15 -     SUBSEQUENT EVENTS

The Company has entered into a joint venture agreement (the Agreement) with Hyundai Heavy Industries of Korea (HHI) to create an advanced technology corporation (the ATC) to be domiciled in Torrance, California.

In conjunction with this Agreement, HHI and the Company entered into a stock purchase agreement in which HHI will make a $3 million investment in the Company through the purchase of shares of the Company's authorized and unissued common stock pursuant to Regulation D of the Securities Act of 1933. This investment will be made in two installments of $1.5 million each. The first installment will be made upon incorporation of the ATC and in consideration for the issuance to HHI by the Company of 23,076,923 shares of common stock at $0.065 per share. The second installment of $1.5 million will be made one year after the first installment in consideration for the issuance to HHI of additional shares of the Company's common stock at a price per share equal to the average daily volume weighted closing price of the Company's common stock, as quoted on the NASDAQ OTC market (or successor trading market) for the three month period preceding the closing date of the second installment. The Company will invest $1 million of each installment into the ATC in consideration for the issuance to the Company of a 40% equity interest in the ATC (the balance of the installments, in the amount of $500,000 each, will be retained by Enova). HHI will acquire a 60% equity interest in ATC by investing $3 million in the ATC in two installments of $1.5 million each, to be made concurrently with the two installment payments to be paid by HHI for the Company's common stock. At the conclusion of these transactions, HHI and the Company will have invested an aggregate of $5 million in the ATC.


--------------------------------------------------------------------------------
                                                                       Page F-14