Form 10-Q
period 2003-03-31
ENOVA SYSTEMS INC
filed 2003-05-16
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31 ,2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period From             To                .
                                    ------------   ----------------

                           Commission File No. 0-25184

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of May 13, 2003, there were 345,394,000 shares of Common Stock, no par value, 2,824,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.

                                                                        Page No.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)..................................3

         Balance Sheets:
         March 31, 2003 and December 31, 2002..............................3

         Statements of Operations:
         Three months ended March 31, 2003 and 2002........................4

         Statements of Cash Flows:
         Three months ended March 31, 2003 and 2002........................5

         Notes to Financial Statements:
         Three months ended March 31, 2003 and 2002........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........15

Item 4.  Control and Procedures...........................................15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................16
Item 2.  Changes in Securities and Use of Proceeds........................17
Item 3.  Defaults upon Senior Securities..................................16
Item 4.  Submission of Matters to a Vote of Security Holders..............16
Item 5.  Other Information................................................16
Item 6.  Exhibits and Reports on Form 8-K.................................17


SIGNATURE         ........................................................18

CERTIFICATIONS    ........................................................19

PART 1.  FINANCIAL INFORMATION
------------------------------
ITEM 1.   FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                                                     As of               As of
                                                                                                March 31, 2003     December 31, 2002
                                                                                                --------------     -----------------
ASSETS                                                                                           (Unaudited)
CURRENT ASSETS:
        Cash                                                                                       $    894           $  1,868
        Accounts receivable, net                                                                      1,554              1,256
        Inventory                                                                                     1,608              1,652
        Stockholder receivable                                                                           32                 32
        Prepaids and other current assets                                                                95                107
                                                                                                   --------           --------
                Total Current Assets                                                                  4,183              4,915

PROPERTY, PLANT AND EQUIPMENT - NET                                                                     779                811
OTHER ASSETS                                                                                            480                498
                                                                                                   --------           --------
TOTAL ASSETS                                                                                       $  5,442           $  6,224
                                                                                                   ========           ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                           $  1,250           $  1,192
        Line of credit                                                                                   11                 14
        Accrued payroll and related expense                                                             119                240
        Other accrued expenses                                                                           78                 95
        Bonds and notes payable                                                                         120                120
                                                                                                   --------           --------
                Total Current Liabilities                                                             1,578              1,661
ACCRUED INTEREST PAYABLE                                                                                942                889
CAPITAL LEASE OBLIGATIONS                                                                                46                 55
LONG TERM DEBT                                                                                        3,332              3,332
                                                                                                   --------           --------
TOTAL LIABILITIES                                                                                  $  5,898           $  5,937
                                                                                                   --------           --------

SHAREHOLDERS' (DEFICIT):
        Series A convertible  preferred stock - No par value;  30,000,000 shares authorized; 2,824,000 shares issued and  outstanding  at 3/31/03 and
          12/31/02 liquidating preference at $0.60 per share aggregating $1,695,000                   1,842              1,842
        Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
          1,217,000 shares issued and outstanding at 3/31/03 and 12/31/02                             2,434              2,434
          liquidating preference at $2.00 per share aggregating $2,434,000
        Common Stock - No par value; 500,000,000 shares authorized; 345,394,000
          and 345,194,000 shares issued and outstanding at 3/31/03 and 12/31/02                      84,156             84,026
        Common stock subscribed                                                                           0                130
        Stock notes receivable                                                                       (1,203)            (1,203)
        Additional paid-in capital                                                                    6,949              6,949
        Accumulated deficit                                                                         (94,634)           (93,891)
                                                                                                   --------           --------
                Total Shareholders' equity (deficit)                                                   (456)               287
                                                                                                   --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                               $  5,442           $  6,224
                                                                                                   ========           ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except for per share and share data)
--------------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                             ------------------------------
                                                   2003            2002
                                             -------------    -------------
NET REVENUES
       Research and development contracts    $         323    $         465
       Production                            $       1,016    $         476
                                             -------------    -------------
                                                     1,339              941
                                             -------------    -------------

COST OF REVENUES
       Research and development contracts    $         212    $         372
       Production                            $         765    $         330
                                             -------------    -------------
                                                       977              702
                                             -------------    -------------
GROSS MARGIN                                           362              239
                                             -------------    -------------

OTHER COSTS AND EXPENSES:
       Research & development                          208              275
       Engineering                                     280                0
       Selling, general & administrative               567              615
       Interest and financing fees                      55               55
       Interest income                                  (5)              (2)

                                             -------------    -------------
            Total other costs and expenses           1,105              943
                                             -------------    -------------


LOSS FROM CONTINUING OPERATIONS              $        (743)   $        (704)
                                             -------------    -------------

NET LOSS                                     $        (743)   $        (704)
                                             =============    =============
NET LOSS PER COMMON SHARE:                   $       (0.01)   $       (0.01)
                                             =============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                    345,394,000      302,532,000
                                             =============    =============

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2003                2002
                                                                                 --------------       -------

OPERATIONS
Net loss                                                                         $  (743)             $  (704)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                                       82                   38
  Stock issued for Services                                                            0                   18
  Change in operating assets and liabilities:
      Accounts Receivable                                                           (298)                 359
      Inventory                                                                       44                 (420)
      Prepaids and other assets                                                        3                   31
      Accounts payable and accrued expenses                                          (30)                 434
                                                                                 -------              -------
               Net cash used by operating activities                                (942)                (263)
                                                                                 -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                        (23)                (174)
                                                                                 -------              -------
               Net cash used by investing activities                                 (23)                (174)
                                                                                 -------              -------

FINANCING:
 Borrowing (Repayments) on leases                                                     (9)                  47
 Proceeds from issuance of common stock                                                0                    3
                                                                                 -------              -------
               Net cash provided by financing activities                              (9)                  50
                                                                                 -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     (974)                (387)

CASH AND EQUIVALENTS:

 Beginning of period                                                               1,868                1,179
                                                                                 -------              -------

 End of period                                                                   $   894              $   792
                                                                                 =======              =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                           Three Months Ended March 31,
                                                          ---------------------------------

                                                              2003                 2002
                                                          -------------       -------------
Cash paid for interest                                    $        --         $          --


NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for services                  $        12         $          --

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2003 and 2002


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2003 and the interim results of operations and cash flows for the three months ended March 31, 2003 have been included. The balance sheet at December 31, 2002, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2002 and March 31, 2003 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2002, which are included in the our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three months ended March 31, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):

                                             March 31, 2003    December 31, 2002
                                             --------------    -----------------
                                             (unaudited)
                                             -----------

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
through 2001,  6% in 2002 and 2003,  and
then at prime plus 3% thereafter through
the date of maturity;  interest payments
are made upon payment of principal, with
principal and interest due no later than
April  2016;   with  an  interest  in  a
sinking  fund escrow with a zero balance
as of  December  31,  2002 and March 31,
2003.  The sinking fund escrow  requires
the Company to fund the account with 10%
of future  equity  financing,  including
convertible  debt  converted  to equity,
based upon approval of the new investors
per the terms of the note.                         3,332           3,332

Other                                                120             120
                                                  ------          ------
                                                   3,452           3,452

Less current maturities                              120             120
                                                  ------          ------

Total                                             $3,332          $3,332
                                                  ======          ======

NOTE 3 - Subsequent Events

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000 of which approximately $564,000 is for components delivered during the first quarter of 2003. Enova has reached a tentative agreement with AVS to be granted `critical vendor' status in order to receive a majority of these payments due as AVS's various vehicle manufacturing contracts are completed, all subject to bankruptcy court approval and the cooperation of various AVS customers involved with Enova's AVS programs. Enova's Audit Committee chairman is representing the Company's interest on the creditor's committee formed by the Bankruptcy Court to administer the payment of claims. While Enova believes it will recover a majority of the funds now owed by AVS, there are no assurances that we may recover any or all of these amounts owed. As of March 31, 2003, we have reserved $52,000 against these balances owed as an allowance for uncollectible receivables. There are no assurances that we will not be required to take additional reserves for uncollectible receivables in subsequent quarters as we learn more during the bankruptcy proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the consolidated interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2002. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

GENERAL

Enova Systems, Inc., a California Corporation ("Enova" or the "Company"), was incorporated on July 30, 1976. The Company's fiscal year ends December 31. All year references refer to fiscal years.

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

During the quarter ended March 31, 2003, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company
(Ford), Hyundai Motor Company (HMC) and several domestic and international vehicle and bus manufacturers, including Advanced Vehicle Systems (AVS) of Tennessee, Malaysia and Japan. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and UTC Fuel Cells, a division of United Technologies. We also are continuing on our current research and development programs with ChevronTexaco, HMC and the U.S. Department of Transportation (DOT) as well as developing new programs with Hyundai Heavy Industries (HHI), the U.S. government and other private sector companies.

This quarter, we entered into a joint venture agreement with HHI to create a separate research and development corporation, domiciled in the U.S., which will develop new technologies for mobile and stationary applications for both developing markets for Enova and HHI. The new company will be initially domiciled at our Torrance headquarters with operations intended to commence during the second quarter of 2003.

Ford Motor Company - Fuel Cell Technology

The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle continues to advance on schedule. This converter is a key component in Ford's Focus Fuel Cell Vehicle. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. The system is completing advanced testing in its final prototype phase prior to production. We anticipate receiving an order for limited production in mid 2003; however, we can give no assurance at this time that such sales will occur. For the quarter ended March 31, 2003, we billed approximately $331,000 for this Ford program.

Light-Duty Drive Systems - Automobiles and Delivery vehicles

Our 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, Hyundai Heavy Industries produces the Panther 90kW drive system for Enova.

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

Heavy-Duty Drive Systems - Buses and Truck for Urban operators

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

Eco Power Technology of Italy purchased and received 27 Panther 120kW electric and hybrid electric drive systems last year and in early 2003 gave notice of its intent to purchase additional systems in 2003. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in Turin and Genoa, Italy.

Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan continues to procure our 120kW and 90kW drive systems for integration into their industrial vehicle platforms. Tomoe is reviewing additional applications for our drive system configurations.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated into two of its buses our hybrid electric PantherTM 120kW drive system, which utilizes a 30kW Capstone microturbine as its power source. These buses are currently in field service and are performing to specifications. Further, we continue to negotiate with Wrights to purchase our 240kW drive system. Although we anticipate additional orders for both electric and hybrid-electric 120kW drive systems during 2003, at this time there are no assurances that such additional orders will be forthcoming.

In the high performance heavy-duty drive system area, Enova's proprietary 240kW drive system has been successfully integrated into several heavy-duty applications including several 38 foot transit buses and a Class 8 urban delivery truck. We are anticipating additional orders in 2003, although no such orders are guaranteed. One of our 240kW systems has also been integrated into a Class 8 urban delivery truck which was displayed at the Electric Drive Transportation Association Symposium in Hollywood Florida in December 2002. This 240kW drive system is capable of providing 3,000 ft-lbs of torque at the drive shaft. Additionally, Enova has modified the Panther 90kW to be used in a dual wheel motor configuration, expanding its potential market penetration with bus and delivery vehicle manufacturers.

AVS purchased several of our Panther Dual 90kW drive systems for their 22-foot bus for New York City and other customers. Additionally, in the first quarter, AVS purchased two 240kW drive systems for several of their 38-foot bus programs. In April 2003, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Enova has reached a tentative agreement with AVS to be granted `critical vendor' status in order to receive a majority of these payments due as AVS's various vehicle manufacturing contracts are completed, all subject to bankruptcy court approval and the cooperation of various AVS customers involved with Enova's AVS programs. Enova's Audit Committee chairman is representing the Company's interest on the creditor's committee formed by the Bankruptcy Court to administer the payment of claims (refer to Part II, Item 1 below).

Additionally, we are in discussions with other bus manufacturers, industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 240kW drive systems in

2003. There are no assurances, however that these discussions will result in any sales of the Panther 240kW or 120kW drive systems.

Ballard Power Systems

Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City was terminated by Ford and Th!nk Nordic in early 2003, as previously reported. Ford Motor Company announced that they have sold the program and its assets to Kamkorp, Ltd, a United Kingdom company. Currently, approximately $450,000 of current inventory is materials purchased for the initial production of the drive system component. There are other additional material, tooling and engineering costs which may become due to our suppliers as a result of the termination of this program of approximately $300,000. Under the terms of our agreement with Ballard and Ford, we believe full reimbursement for these costs is warranted at termination. We have billed Ballard for these amounts; however no final determination or agreement on the total reimbursement from Ballard to Enova has been made.

Research and Development Programs

The U.S. Air Force and the State of Hawaii have contracted with Enova to integrate a Panther 120kW hybrid drive system into a second 30-foot bus for the Hickman Air Force base.

In conjunction with the State of Hawaii, the all-electric Hyundai Santa Fe SUV demonstration project has completed its second year of testing and evaluation. The vehicles are meeting specifications with the results of the project, thus far, meeting the expectations of the State of Hawaii, Hyundai and Enova.

All of these programs are funded in conjunction with the Hawaii Electric Vehicle Development Project, the U.S. DOT and the State of Hawaii. Development programs with these agencies have generated revenues of $77,500 for the quarter ended March 31, 2003.

We intend to establish new development programs with the Hawaii High Technology Development Corporation in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

Stationary Power Applications

Enova continues to attract new partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for our Company. There are no assurances, however, that we will successfully develop such applications or that any such applications will find acceptance in the marketplace.

We are currently designing a process controller for ChevronTexaco Technology Ventures (CTTV) for their fuel reformer for a stationary fuel cell application. Due to the milestones met and technologies developed thus far in the initial development on this contract, we are in discussions with CTTV regarding developing other components for this application in the areas of power management and power processing; however, we can make no assurances that these discussions will lead to future contracts at this time. For the three months ended March 31, 2003, Enova has billed ChevronTexaco $95,000.

Our Fuel Cell Care (FCU) units are being delivered to UTC Fuel Cells, a division of United Technologies Corp., for use in their stationary fuel cell systems. In the first quarter of 2003, UTC Fuel Cell ordered 24 additional fuel cell care units. Sales to UTC for the three months ended March 31, 2003 totaled $52,000.

We believe the stationary power market will play a key role in our future. We continue to pursue alliances with leading manufacturers in this area. There are, however, no assurances that this market will develop as anticipated or that such alliances will occur.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing. We anticipate that we may require additional outside financing within the next six months to meet research, development and general operations expenditures through 2003.

During the three months ended March 31, 2003, we spent $942,000 in cash on operating activities to fund our net loss of $743,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $350,000 from December 31, 2002 balances due to increased heavy-duty system sales primarily to AVS and additional engineering on the Ford HVEC program. This increase in accounts receivable was reduced by approximately $52,000 as a result of an allowance for doubtful accounts in connection with AVS sales (refer to Part II, Item 1 below) for a net increase of $298,000. Inventory decreased by $44,000 from December 31, 2002 to March 31, 2003 as inventories for products such as our 120kW and 240kW drive system were sold to AVS and other bus manufacturers.

Current liabilities decreased by a net of $83,000 from December 31, 2002 to March 31, 2003 as a result of payment of several expense accruals including year-end payrolls and other accrued expenses and payables.

Capital lease obligations decreased by $9,000 during the three months ended March 31, 2003 from December 31, 2002, also due to normal reductions of these liabilities.

Interest accruing on notes payable increased by $53,000 for the three months ended March 31, 2003 from December 31, 2002 per the terms of our notes payable.

The operations of the Company during the first quarter of fiscal 2003 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations this year.

RESULTS OF OPERATIONS

Net revenues for the three months ending March 31, 2003 increased to $1,339,000 from $941,000 for the corresponding period in 2002, representing an increase of 42%. Net production sales for the quarter ended March 31, 2003 increased by $540,000 or over 113% compared to the same period in 2002. The increase in revenues is attributable to increased product sales of PantherTM 240kW and Dual 90kW drive systems, engineering services for the ChevronTexaco fuel reformer process controller and development work on the Ford HVEC program.

Cost of sales for the three months ended March 31, 2003 increased to $977,000 compared to cost of sales of $702,000 for the same three-month period in 2002 representing a gross margin on revenues of approximately 27% in the first quarter of 2003. An increase in revenues for the comparable period, as noted above, accounted for a majority of the increase in costs of sales over the periods reported. Additionally, adjustments of approximately $195,000, for inventory sold but not booked in prior periods, increased costs of sales and reduced gross margins in the first quarter. Without these one-time adjustments, the gross margin on revenues would be approximately 42%.

Internal research, development and engineering expenses increased in the three months ended March 31, 2003 to $488,000 as compared with $275,000 in the same period in 2002. Enova allocated increased personnel to the development of its diesel generation motor as well as other internally funded programs such as its high voltage drive system components and the 18kW on-board charger. Additionally, Enova is enhancing its product line to maintain its competitive advantage in the digital power management.

Selling, general and administrative expenses decreased $48,000 to $567,000 for the three months ended March 31, 2003 from the previous year's comparable period. We continue to attempt to reduce general and administrative expenses wherever possible.

Interest and financing fees remained the same at $55,000 in the first three months of 2003 and 2002.

We incurred a loss from continuing operations of $743,000 in the first quarter of 2003 compared to a loss of $704,000 in the first quarter of 2002. The increase was primarily due to additional one-time costs of revenues incurred in connection with an inventory adjustment, as previously noted. Without this adjustment, the net loss from operations would be approximately $548,000. We will continue to review all costs and develop methods in our efforts to produce our systems more efficiently by utilizing contract manufacturers where applicable.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $94,634,000 at March 31, 2003. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended March 31, 2003 and 2002, we had losses from continuing operations of $743,000 and $704,000 respectively on sales of $1,339,000 and $941,000, respectively.

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

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000 for components delivered during the first quarter of 2003. Enova has reached a tentative agreement with AVS to be granted `critical vendor' status in order to receive a majority of these payments due as AVS's various vehicle manufacturing contracts are completed, all subject to bankruptcy court approval and the cooperation of various AVS customers involved with Enova's AVS programs. While Enova believes it will recover a majority of the funds now owed by AVS, there are no assurances that we may recover any or all of these amounts owed. As of March 31, 2003, we have reserved $52,000 against these balances owed as an allowance for uncollectible receivables. There are no assurances that we will not be required to take additional reserves for uncollectible receivables in subsequent quarters as we learn more during the bankruptcy proceedings.


Item 2.           Changes in Securities and Use of Proceeds

Pursuant to the Joint Venture Agreement with HHI as described above, we have agreed to sell equity to HHI as more fully described in our 8-K filed with the SEC on March 24, 2003 and as set forth in the Stock Purchase Agreement referenced therein and attached hereto as Exhibit 10.25.

Item 3.           Defaults Upon Senior Securities:

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K:

(a)               Exhibits:

                  10.24* Joint Venture Agreement (redacted**) to form advanced research and development corporation, dated as of March 18, 2003, by and between the Registrant and Hyundai Heavy Industries Co. Ltd.

                  10.25*  Securities  Purchase  Agreement  dated as of March 18,
                  2003,  by  and  between  the   Registrant  and  Hyundai  Heavy
                  Industries Co. Ltd.

                  99.1* CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                  * - attached herewith

                  ** - Certain information has been redacted as part of a confidential treatment request filed separately with the SEC.

 (b)              Reports on Form 8-K

                  The Company filed on March 24, 2003, a Form 8-K describing the equity to be sold to HHI pursuant to Enova's Joint Venture Agreement entered into with HHI during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 2003

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

Date: May 15, 2003


                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By:    Carl D. Perry, Chief Executive Officer and Acting Chief Financial Officer