Form 10-Q
period 2003-06-30
ENOVA SYSTEMS INC
filed 2003-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30 ,2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of August 13, 2003, there were 345,398,000 shares of Common Stock, no par value, 2,820,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)....................................3

           Balance Sheets:
           June 30, 2003 and December 31, 2002.................................3

           Statements of Operations:
           Three and six months ended June 30, 2003 and 2002...................4

           Statements of Cash Flows:
           Six months ended June 30, 2003 and 2002.............................5

           Notes to Financial Statements:
           Six months ended June 30, 2003 and 2002.............................7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................9

Item 3.    Quantitative and Qualitative Disclosure about Market Risk..........17

Item 4.    Control and Procedures.............................................17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................................17
Item 2.    Changes in Securities and Use of Proceeds..........................18
Item 3.    Defaults upon Senior Securities....................................18
Item 4.    Submission of Matters to a Vote of Security Holders................18
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................18


SIGNATURE  ...................................................................19

CERTIFICATIONS  ..............................................................20

PART 1.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                                                  As of            As of
                                                                                              June 30, 2003  December 31, 2002
                                                                                              -------------  -----------------
                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
        Cash                                                                                     $    999         $  1,868
        Accounts receivable, net of allowance of $358,000 and $0 respectively                         993            1,256
        Inventory                                                                                   1,314            1,652
        Stockholder receivable                                                                          8               32
        Prepaids and other current assets                                                             159              107
                                                                                                 --------         --------
                Total Current Assets                                                                3,473            4,915

PROPERTY, PLANT AND EQUIPMENT - NET                                                                   771              811
OTHER ASSETS                                                                                          455              498
                                                                                                 --------         --------
TOTAL ASSETS                                                                                     $  4,699         $  6,224
                                                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                         $  1,533         $  1,192
        Line of credit                                                                                 26               14
        Accrued payroll and related expense                                                           135              240
        Other accrued expenses                                                                        161               95
        Bonds and notes payable                                                                       120              120
                                                                                                 --------         --------
                Total Current Liabilities                                                           1,975            1,661
ACCRUED INTEREST PAYABLE                                                                              996              889

CAPITAL LEASE OBLIGATIONS                                                                              39               55

LONG TERM DEBT                                                                                      3,332            3,332
                                                                                                 --------         --------
TOTAL LIABILITIES                                                                                $  6,342         $  5,937
                                                                                                 --------         --------

SHAREHOLDERS' (DEFICIT):
        Series A convertible  preferred stock - No par value;  30,000,000 shares authorized; 2,820,000 and 2,824,000 shares issued and outstanding
          at 6/30/03 and 12/31/02 liquidating preference at $0.60                                   1,842            1,842
          per share aggregating $1,692,000 and $1,695,000
        Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
          1,217,000 shares issued and outstanding at 6/30/03 and 12/31/02                           2,434            2,434
          liquidating preference at $2.00 per share aggregating $2,434,000
        Common Stock - No par value; 500,000,000 shares authorized; 345,398,000
          and 345,194,000 shares issued and outstanding at 6/30/03 and 12/31/02                    84,161           84,026
        Common stock subscribed                                                                         0              130
        Stock notes receivable                                                                     (1,203)          (1,203)
        Additional paid-in capital                                                                  6,965            6,949
        Accumulated deficit                                                                       (95,837)         (93,891)
                                                                                                 --------         --------
                Total Shareholders' equity (deficit)                                               (1,643)             287
                                                                                                 --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                             $  4,699         $  6,224
                                                                                                 ========         ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See notes to financial statements.

ENOVA SYSTEMS, INC.
INCOME and EXPENSE STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                          Three Months Ended                          Six Months Ended
                                                               June 30                                    June 30
                                                 -----------------------------------         -----------------------------------
                                                      2003                 2002                  2003                   2002
                                                 -------------         -------------         -------------         -------------
NET REVENUES
      Research and development contracts         $         405         $         978         $         728         $       1,443
      Production                                 $         950         $         496         $       1,966         $         972
                                                 -------------         -------------         -------------         -------------
                                                 $       1,355         $       1,474         $       2,694         $       2,415
                                                 -------------         -------------         -------------         -------------

COST OF REVENUES
      Research and development contracts                   200                   782                   412                 1,154
      Production                                         1,002                   378                 1,767                   709
                                                 -------------         -------------         -------------         -------------
                                                         1,202                 1,160                 2,179                 1,863
                                                 -------------         -------------         -------------         -------------
GROSS MARGIN                                               153                   314                   515                   552
                                                 -------------         -------------         -------------         -------------

OTHER COSTS AND EXPENSES:
      Research & development                               114                   181                   322                   456

      Engineering                                          225                     0                   505                     0

      Selling, general & administrative                    966                   573                 1,533                 1,188

      Interest and financing fees                           54                    55                   109                   110

      Other (income)/expense                                 0                    45                     0                    45

      Interest income                                       (2)                   (4)                   (7)                   (6)

                                                 -------------         -------------         -------------         -------------
           Total other costs and expenses                1,356                   850                 2,461                 1,793
                                                 -------------         -------------         -------------         -------------


NET LOSS                                         $      (1,203)        $        (536)        $      (1,946)        $      (1,241)
                                                 -------------         -------------         -------------         -------------
NET LOSS PER COMMON SHARE:                       $       (0.01)        $       (0.01)        $       (0.01)        $       (0.01)
                                                 =============         =============         =============         =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                        345,594,000           345,627,095           345,589,500           345,627,095

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                                                    -------------------------
                                                                      2003            2002
                                                                     -------         -------
OPERATIONS
 Net loss                                                            $(1,946)        $(1,241)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and Amortization                                          168             123
  Stock/Options issued for Services                                       16            (246)
  Change in operating assets and liabilities:
      Accounts Receivable                                                263            (166)
      Inventory                                                          338            (425)
      Stockholder receivable                                               0              (8)
      Prepaids and other assets                                          (39)             (1)
      Accounts payable and accrued expenses                              421             669
                                                                     -------         -------
               Net cash used by operating activities                    (779)         (1,295)
                                                                     -------         -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals            (74)           (230)
                                                                     -------         -------
               Net cash used by investing activities                     (74)           (230)
                                                                     -------         -------

FINANCING:
 Borrowing (Repayments) on leases                                        (16)             40
 Proceeds from issuance of common stock                                    0           4,210
                                                                     -------         -------
               Net cash provided by financing activities                 (16)          4,250
                                                                     -------         -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         (869)          2,725

CASH AND EQUIVALENTS:

 Beginning of period                                                   1,868           1,179
                                                                     -------         -------

 End of period                                                       $   999         $ 3,904
                                                                     =======         =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                Six Months Ended June 30
                                                                ------------------------

                                                                 2003              2002
                                                                -------          -------
Cash paid for interest                                          $   --           $    --


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                         $   12           $    12
  Conversion of Series A preferred stock to common stock        $    5           $    --

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                For the Six Months Ended June 30, 2003 and 2002

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2003 and the interim results of operations and cash flows for the three and six months ended June 30, 2003 have been included. The balance sheet at December 31, 2002, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The December 31, 2002 and June 30, 2003 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain accrued expenses are based upon an analysis of future costs expected to be incurred in meeting contracted obligations. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2002, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three and six months ended June 30, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):


                                           June 30, 2003       December 31, 2002
                                           -------------       -----------------
                                            (unaudited)

Secured  subordinated  promissory note -
CMAC    as    exclusive     agent    for
Non-Qualified Creditors;  interest at 3%
through 2001,  6% in 2002 and 2003,  and
then at prime plus 3% thereafter through
the date of maturity;  interest payments
are made upon payment of principal, with
principal and interest due no later than
April  2016;   with  an  interest  in  a
sinking  fund escrow with a zero balance
as of  December  31,  2002  and June 30,
2003.  The sinking fund escrow  requires
the Company to fund the account with 10%
of future  equity  financing,  including
convertible  debt  converted  to equity,
based upon approval of the new investors
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
                                               ======               ======

Note 3 - Stock-based compensation

On June 30, 2003, the Company issued 10,518,212 options from our Employee Stock Option Plan to purchase Enova Systems common stock at an exercise price of $0.051 per share to a number of employees in lieu of cash compensation for a three month period. This plan was approved by the Board of Directors prior to implementation. Under the plan, these employees receive stock options, determined based on the discounted difference of the option exercise price of their monthly salary reduction, which will vest over the three-month period and be exercisable for a period of three years from the grant date. The exercise price represents a 15% discount to the market price of $0.06 as of the date of the grant. As such, a charge against compensation expense totaling $94,664 for the effects of this discount will be booked over the three months commencing June 30, 2003.

Additionally, the Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock.

As of January 1, 2003 the Company adopted the disclosure requirements of SFAS 148, Accounting for Stock Based Compensation, which amends accounting principals Board ("APB") No. 28 by adding to the list of disclosures to be made for interim periods.

SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Stock options issued to non-employees are valued under the provisions of SFAS No. 123. Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net income and income per share would have been as follows:

                                                Three          Three           Six               Six
                                                Months         Months         Months            Months
                                                Ended          Ended          Ended             Ended
                                               June 30,       June 30,       June 30,          June 30,
                                                 2003           2002           2003              2002
Net loss for the quarter                       $(1,257)       $ (536)        $ (2,000)        $(1,241)

Compensation expense, net of tax effect        $   (61)       $  (49)        $    (79)        $   (99)

Proforma net loss                              $(1,318)       $ (585)        $ (2,079)        $(1,340)

Proforma loss per common share                 $ (0.01)       $(0.01)        $  (0.01)        $ (0.01)

The  fair  value  of  each  option  is  estimated  on date of  grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                            Three Months            Six Months
                                               Ended                  Ended
                                            June 30, 2003         June 30, 2003

Dividends                                         0%                    0%
Expected volatility                              88%                   88%
Risk-free interest rate                         4.0%                  4.0%
Expected life                             3 years               3 years


Note 4- Ballard Power Systems

Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City was terminated by Ford and Th!nk Nordic in early 2003, as previously reported. Under the terms of the contract, Ballard is liable for all costs incurred by Enova which are normally associated with the production including inventory and other development or production costs. In the second quarter of 2003, we invoiced Ballard for approximately $922,000 for work-in-process inventory and other additional material, tooling and engineering costs for the initial production of the drive system component. Of this amount, Ballard remitted $580,400 during the second quarter. We anticipate receiving the remaining balance during the third quarter, however, there are no assurances that these remaining balances will be collected in full or part.

Note 5 - Advanced Vehicle Systems

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000 of which approximately $564,000 is for components delivered during the first quarter of 2003. During the second quarter, Enova was informed by AVS that various vehicle manufacturing contracts which were anticipated to be completed were terminated by AVS customers. Enova was therefore unable to obtain critical vendor status for these contracts. Enova's Audit Committee chairman has been appointed chairman of the creditor's committee formed by the Bankruptcy Court. Enova believes it will recover a portion of the funds now owed by AVS; however there are no assurances that we may recover any or all of these amounts owed. As of June 30, 2003, we have reserved an additional $305,000 against these balances owed as an allowance for uncollectible receivables bringing the total reserved to date to $357,000. There are no assurances that we will not be required to take additional reserves for uncollectible receivables in subsequent quarters as we learn more during the bankruptcy proceedings.


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

These accounting policies were applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

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

During the quarter ended June 30, 2003, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company
(Ford), the City of Honolulu and several domestic and international vehicle and bus manufacturers in Italy, the United Kingdom, Malaysia and Japan. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and UTC Fuel Cells, a division of United Technologies. We also are continuing on our current research and development programs with ChevronTexaco, the U.S. Air Force and the U.S. Department of Transportation (DOT) as well as developing new programs with Hyundai Heavy Industries (HHI), the U.S. government and other private sector companies.

Heavy-Duty Drive Systems - Buses and Truck for Urban operators

Heavy-duty drive system sales continue to be a primary strategy of Enova's. Our PantherTM 120kW and PantherTM 240kW drive systems are developed completely in-house and are in production and operating in global markets. Sales of our PantherTM 120kW drive systems continue to provide revenues for our company. Hyundai Heavy Industries has been selected as our outsource manufacturer for the Panther 120kW controller, as well as the manufacturer of the motor and controller for our Panther 240kW drive systems. This is a specific strategy of Enova's to minimize capital outlays and maximize efficiencies by utilizing proven manufacturing partners.

Eco Power Technology of Italy purchased an additional 5 Panther 120kW electric and hybrid electric drive systems in the second quarter of 2003. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in Turin and Genoa, Italy. There are currently approximately 30 vehicles in operation in Italy using Panther power. For the quarter ended June 30, 2003, we billed approximately $138,000 for these systems.

Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan continue to procure our 120kW and 90kW drive systems for integration into their industrial vehicle platforms. Enova's systems are currently in Tomoe's passenger tram as well as other transportation systems. We anticipate additional orders for these systems in 2003, however at this time; there are no assurances that such additional orders will be forthcoming.

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

In the high performance heavy-duty drive system area, Enova's proprietary 240kW drive system has been successfully integrated into several heavy-duty applications including several 38 foot transit buses and a Class 8 urban delivery truck. This 240kW drive system is capable of providing 3,000 ft-lbs of torque at the drive shaft. Additionally, Enova has modified the Panther 90kW to be used in an 180kW, dual wheel motor configuration, expanding its potential market penetration with bus and delivery vehicle manufacturers.

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

Light-Duty Drive Systems - Automobiles and Delivery vehicles

Our 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, Enova selected Hyundai Heavy Industries to produce the Enova developed Panther 90kW drive system.

The City of Honolulu Hawaii has contracted with Enova to upgrade several S-10 trucks in its electric vehicle fleet. During the second quarter, we commenced the upgrade of 3 trucks to our Panther 90kW drive system. Two additional vehicles will begin to be upgraded in the 3rd quarter of 2003. This program is expected to generate approximately $100,000 for Enova and will be completed by late 2003.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets both domestically and globally.

Ford Motor Company - Fuel Cell Technology

The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle continues to advance on schedule. This converter is a key component in Ford's Focus Fuel Cell Vehicle. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. The system is completing advanced testing in its final prototype phase prior to production. We anticipate receiving an order for limited production in late 2003; however, we can give no assurance at this time that such sales will occur. For the quarter ended June 30, 2003, we billed approximately $63,000 for this Ford program.

Ballard Power Systems

Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City was terminated by Ford and Th!nk Nordic in early 2003, as previously reported. In the second quarter of 2003, we invoiced Ballard for approximately $922,000 for materials purchased for the initial production of the drive system component and other additional material, tooling and engineering costs. Of this amount, Ballard remitted $580,400 during the second quarter. We anticipate receiving the remaining balance during the third quarter, however, there are no assurances that these remaining balances will be collected in full or part.

Research and Development Programs

We are aggressively pursuing several government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

Our program with the U.S. Air Force and the State of Hawaii to integrate a Panther 120kW hybrid drive system into a second 30-foot bus for the Hickman Air Force base has been amended to develop this propulsion system as a fuel cell hybrid. The program is scheduled to be completed in the fourth quarter of 2003. Anticipated revenues from this program are approximately $600,000.

The all-electric Hyundai Santa Fe SUV demonstration project has been extended for another two years for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation.

Several other programs are in discussion in conjunction with the U.S. Navy, U.S. Air Force, and several other government agencies and private corporations. We anticipate finalizing the terms of these contracts in the third quarter of 2003 however there can be no assurances at this time that such contracts will be realized.

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

We are currently designing a process controller for ChevronTexaco Technology Ventures (CTTV) for their fuel reformer for a stationary fuel cell application. The first prototype of the controller board for this system is in test and evaluation and we are now progressing to the second phase of the program. For the three months ended June 30, 2003, Enova has billed ChevronTexaco $152,900.

Our Fuel Cell Care (FCU) units are being delivered to UTC Fuel Cells, a division of United Technologies Corp., for use in their stationary fuel cell systems. In the second quarter of 2003, UTC Fuel Cell ordered 6 additional fuel cell care units. Sales to UTC for the three months ended June 30, 2003 totaled $17,000.

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

In the second quarter of 2003, management determined that it was necessary to re-assess current resource allocations and overhead costs. Due to the loss of Advanced Vehicle Systems (AVS) - please refer to Part II, Item 1, Legal Proceedings - and an overall slowdown in heavy-duty drive system purchases, management analyzed current processes and budgets for potential targets for cost reduction. Management therefore implemented several cost reduction programs including personnel reductions, work-week modifications and other cost reduction endeavors to achieve these goals. Personnel levels have been reduced to 32 employees currently from 45 at December 31, 2002. As another element of this workforce reorganization, full-time salaried employees had their compensation packages modified wherein they would receive a portion of their salaries over a three-month period as stock options in lieu of cash compensation. As a result of these changes, we have reduced monthly cash outlays by approximately $150,000 without impact to our current operations.

During the six months ended June 30, 2003, we spent $779,000 in cash on operating activities to fund our net loss of $1,946,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $263,000 from December 31, 2002 balances due to the write-down of AVS receivables (refer to Part II, Item 1 below) and payments from other customers against outstanding balances. Inventory decreased by $338,000 from December 31, 2002 to June 30, 2003 primarily due to charges against cost of sales for those inventories related to the terminated Ballard program which were billed to them.

Current liabilities increased by a net of $420,000 from December 31, 2002 to June 30, 2003 as a result of additional power management and conversion component inventory purchases and payables due Hyundai Autonet in connection with the termination of the Ballard program which represented approximately $280,000 of this increase.

Capital lease obligations decreased by $16,000 during the six months ended June 30, 2003 from December 31, 2002, also due to scheduled payments of these liabilities.

Interest accruing on notes payable increased by $109,000 for the six months ended June 30, 2003 from December 31, 2002 per the terms of our notes payable.

The operations of the Company during the second quarter of fiscal 2003 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations this year.

RESULTS OF OPERATIONS

Net revenues for the three months ending June 30, 2003 were $1,355,000 as compared to $1,474,000 for the corresponding period in 2002. Net production sales for the quarter ended June 30, 2003 increased by $454,000 or 91% compared to the same period in 2002. The increase in production revenues is attributable primarily due to the sales of work-in-process inventory, equipment and other costs in connection with Ballard Power Systems termination of the LVDS30 program. Net research and development sales are a result of additional engineering services for the ChevronTexaco fuel reformer process controller and development work on the Ford HVEC program. R&D revenues decreased to $405,000 from $978,000 for the quarter ended June 30, 2003 or 59% as a result of a shift to more production programs.

Cost of sales for the three months ended June 30, 2003 increased to $1,202,000 compared to cost of sales of $1,160,000 for the same three-month period in 2002 representing a gross margin on revenues of approximately 14% in the second quarter of 2003. The reduction in gross margins in the second quarter was caused by the revenues generated from Ballard being primarily contractually mandated costs on work-in-process, raw materials and equipment which did not contain margins per the terms of the termination agreement.

Internal research, development and engineering expenses increased in the three months ended June 30, 2003 to $339,000 as compared with $181,000 in the same period in 2002. As noted in the first quarter of 2003, Enova continues to allocate increased engineering resources to the development of its diesel generation motor, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.

Selling, general and administrative expenses increased $393,000 to $966,000 for the three months ended June 30, 2003 from the previous year's comparable period. The majority of this increase was due to i) the additional allowance of $305,000 for uncollectible receivables from AVS (reference Part II, Item 1 below) and ii) additional costs associated with the workforce and compensation reductions as noted elsewhere in this Form 10-Q. Without these non-recurring charges, general and administrative expenses for the current quarter would have been comparable to those of the same quarter in 2002.

Interest and financing fees remained the consistent at approximately $55,000 for the second quarter of 2003 and 2002.

We incurred a loss from continuing operations of $1,203,000 in the second quarter of 2003 compared to a loss of $536,000 in the second quarter of 2002. As noted above, this increase was primarily due to non-recurring costs in connection with the AVS receivables and the workforce restructuring. We will continue to review all costs and develop methods in our efforts to produce our systems more efficiently by utilizing contract manufacturers where applicable.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $95,837,000 at June 30, 2003. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the six months ended June 30, 2003 and 2002, we had losses from continuing operations of $1,946,000 and $1,241,000 respectively on sales of $2,694,000 and $2,415,000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President, Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon that evaluation of these disclosure controls and procedures, the President, Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000 of which approximately $564,000 is for components delivered during the first quarter of 2003. During the second quarter, Enova was informed by AVS that various vehicle manufacturing contracts which were anticipated to be completed were terminated by AVS customers. Enova was therefore unable to obtain critical vendor status for these contracts. Enova's Audit Committee chairman has been appointed chairman of the creditor's committee formed by the Bankruptcy Court. Enova believes it will recover a portion of the funds now owed by AVS; however there are no assurances that we may recover any or all of these amounts owed. As of June 30, 2003, we have reserved an additional $305,000 against these balances owed as an allowance for uncollectible receivables bringing the total reserved to date to $357,000. There are no assurances that we will not be required to take additional reserves for uncollectible receivables in subsequent quarters as we learn more during the bankruptcy proceedings.

Item 2.  Changes in Securities and Use of Proceeds

As discussed in Note 3 to the financial statements and in the Liquidity and Capital Resources section, we issued stock options to several employees in connection with a workforce reorganization plan during the second quarter of 2003. The proceeds from the exercise of these options will be used for general operations.

Item 3.  Defaults Upon Senior Securities:

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         99.1* Certification of the Chief Executive Officer / Acting Chief Financial Officer, dated August 14, 2003 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

         99.2* Written Statement of the Chief Executive Officer / Acting Chief Financial Officer, dated August 14, 2003 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

         * - attached herewith

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K under Items 7 and 9 dated May 28, 2003, reporting the announcement of the Company's earnings for the first quarter of 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2003

ENOVA SYSTEMS, INC.
(Registrant)

         /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, President, Chief Executive Officer and Acting Chief Financial Officer