Form 10-Q
period 2003-09-30
ENOVA SYSTEMS INC
filed 2003-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30 ,2003

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

As of November 13, 2003, there were 364,085,000 shares of Common Stock, no par value, 2,820,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)....................................  3

         Balance Sheets:
         September 30, 2003 and December 31, 2002............................  3

         Statements of Operations:
         Three and nine months ended September 30, 2003 and 2002.............  4

         Statements of Cash Flows:
         Nine months ended September 30, 2003 and 2002.......................  5

         Notes to Financial Statements:
         Nine months ended September 30, 2003 and 2002.......................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........... 18

Item 4.  Control and Procedures.............................................. 18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 18
Item 2.  Changes in Securities and Use of Proceeds........................... 20
Item 3.  Defaults upon Senior Securities..................................... 20
Item 4.  Submission of Matters to a Vote of Security Holders................. 20
Item 5.  Other Information................................................... 20
Item 6.  Exhibits and Reports on Form 8-K.................................... 20


SIGNATURE ................................................................... 22

CERTIFICATIONS .............................................................. 23

PART 1. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                                                                        As of              As of
                                                                                                     September 30,      December 31,
                                                                                                         2003               2002
                                                                                                       --------           --------
ASSETS                                                                                               (Unaudited)
CURRENT ASSETS:
        Cash                                                                                           $    746           $  1,868
        Accounts receivable, net of allowance of $597,000 and $0 respectively                             1,050              1,256
        Inventory                                                                                         1,315              1,652
        Stockholder receivable                                                                                8                 32
        Prepaids and other current assets                                                                   158                107
                                                                                                       --------           --------
                Total Current Assets                                                                      3,277              4,915

PROPERTY, PLANT AND EQUIPMENT - NET                                                                         716                811
INVESTMENTS in JOINT VENTURE                                                                              1,000                  0
OTHER ASSETS                                                                                                430                498
                                                                                                       --------           --------
TOTAL ASSETS                                                                                           $  5,423           $  6,224
                                                                                                       ========           ========
LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
        Accounts payable                                                                               $  1,022           $  1,192
        Line of credit                                                                                      122                 14
        Accrued payroll and related expense                                                                 125                240
        Other accrued expenses                                                                              136                 95
        Bonds and notes payable                                                                             120                120
                                                                                                       --------           --------
                Total Current Liabilities                                                                 1,525              1,661
ACCRUED INTEREST PAYABLE                                                                                  1,048                889
CAPITAL LEASE OBLIGATIONS                                                                                    27                 55
LONG TERM DEBT                                                                                            3,332              3,332
                                                                                                       --------           --------
TOTAL LIABILITIES                                                                                      $  5,932           $  5,937
                                                                                                       --------           --------
SHAREHOLDERS' (DEFICIT):
        Series A convertible preferred stock - No par value; 30,000,000 shares authorized; 2,820,000 and 2,824,000 shares issued and outstanding
          at 9/30/03 and 12/31/02 liquidating preference at $0.60                                         1,837              1,842
          per share aggregating $1,692,000 and $1,695,000
        Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
          1,217,000 shares issued and outstanding at 9/30/03 and 12/31/02                                 2,434              2,434
          liquidating preference at $2.00 per share aggregating $2,434,000
        Common Stock - No par value; 500,000,000 shares authorized; 373,837,000
          and 345,194,000 shares issued and outstanding at 9/30/03 and 12/31/02                          85,822             84,026
        Common stock subscribed                                                                              44                130
        Stock notes receivable                                                                           (1,203)            (1,203)
        Additional paid-in capital                                                                        7,045              6,949
        Accumulated deficit                                                                             (96,488)           (93,891)
                                                                                                       --------           --------
                Total Shareholders' equity (deficit)                                                       (509)               287
                                                                                                       --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                                   $  5,423           $  6,224
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

ENOVA SYSTEMS, INC.
INCOME and EXPENSE STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30                              September 30
                                                    -----------------------------------         -----------------------------------
                                                         2003                 2002                  2003                  2002
                                                    -------------         -------------         -------------         -------------
NET REVENUES
      Research and development contracts            $         626         $         219         $       1,354         $       1,513
      Production                                    $         149         $       1,101         $       2,115         $       2,222
                                                    -------------         -------------         -------------         -------------
                                                    $         775         $       1,320         $       3,469         $       3,735
                                                    -------------         -------------         -------------         -------------
COST OF REVENUES
      Research and development contracts                      563                   175                 1,219                 1,210
      Production                                              100                   972                 1,623                 1,800
                                                    -------------         -------------         -------------         -------------
                                                              663                 1,147                 2,842                 3,010
                                                    -------------         -------------         -------------         -------------
GROSS MARGIN                                                  112                   173                   627                   725
                                                    -------------         -------------         -------------         -------------
OTHER COSTS AND EXPENSES:
      Research & development                                   57                   165                   379                   622
      Engineering                                             101                     0                   606                     0
      Selling, general & administrative                       548                   561                 2,081                 1,748
      Interest and financing fees                              55                    55                   164                   165
      Other (income)/expense                                    3                    37                     3                    82
      Interest income                                          (1)                  (10)                   (8)                  (16)
                                                    -------------         -------------         -------------         -------------
           Total other costs and expenses                     763                   808                 3,224                 2,601
                                                    -------------         -------------         -------------         -------------

NET LOSS                                            $        (651)        $        (635)        $      (2,597)        $      (1,876)
                                                    -------------         -------------         -------------         -------------
NET LOSS PER COMMON SHARE:                          $       (0.01)        $       (0.01)        $       (0.01)        $       (0.01)
                                                    =============         =============         =============         =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                         364,085,000           345,627,095           364,085,000           345,627,095

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     -----------------------
                                                                       2003            2002
                                                                     -------         -------
OPERATIONS
 Net loss                                                            $(2,597)        $(1,876)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Change in Allowance of uncollectible receivable                        595               0
  Depreciation and Amortization                                          254             186
  Stock and Stock Options issued for Services                            140            (178)
  Change in operating assets and liabilities:
      Accounts receivable                                               (389)           (176)
      Inventory                                                          337            (566)
      Stockholder receivable                                              24              (8)
      Prepaids and other assets                                          (64)            (59)
      Accounts payable and accrued expenses                              (85)            587
                                                                     -------         -------
               Net cash used by operating activities                  (1,785)         (2,090)
                                                                     -------         -------
INVESTING:
 Purchases of property, plant and equipment, net of disposals            (78)           (612)
 Investment in joint ventures                                         (1,000)              0
                                                                     -------         -------
               Net cash used by investing activities                  (1,078)           (612)
                                                                     -------         -------
FINANCING:
 Borrowing (Repayments) on leases and notes payable                      (28)             33
 Borrowing on line of credit                                             108               0
 Proceeds from issuance of common stock                                1,661           4,210
                                                                     -------         -------
               Net cash provided by financing activities               1,741           4,243
                                                                     -------         -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       (1,122)          1,541

CASH AND EQUIVALENTS:

 Beginning of period                                                   1,868           1,179
                                                                     -------         -------
 End of period                                                       $   746         $ 2,720
                                                                     =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                               Nine Months Ended
                                                                 September 30
                                                               ----------------
                                                                2003       2002
                                                               -----      -----
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                        $  44      $  12
  Conversion of Series A preferred stock to common stock       $   5      $  --

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2003 and the interim results of operations and cash flows for the three and nine months ended September 30, 2003 have been included. The balance sheet at December 31, 2002, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The September 30, 2003 and December 31, 2002 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior periods financials statements to conform with the current periods presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the three and nine months ended September 30, 2003 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):


                                                    September 30,   December 31,
                                                        2003            2002
                                                       ------          ------
                                                    (unaudited)
Secured subordinated promissory note -
CMAC as exclusive agent for
Non-Qualified Creditors; interest at
3% through 2001, 6% in 2002 and 2003,
and then at prime plus 3% thereafter
through the date of maturity; interest
payments are made upon payment of
principal, with principal and interest
due no later than April 2016; with an
interest in a sinking fund escrow with
a zero balance as of December 31, 2002
and September 30, 2003. The sinking
fund escrow requires the Company to
fund the account with 10% of future
equity financing, including
convertible debt converted to equity,
based upon approval of the new
investors per the terms of the note
No additions were made to the sinking
fund with respect to the equity
investment from Hyundai Heavy
Industries, Co. Ltd (refer to Note 6)
at the investor's option                                3,332           3,332
Other                                                     120             120
                                                       ------          ------
Less current maturities                                 3,452           3,452

Total                                                     120             120
                                                       ------          ------
                                                       $3,332          $3,332
                                                       ======          ======

Note 3 - Stock-based compensation

On June 30, 2003, the Company issued 10,518,212 options from our Employee Stock Option Plan to purchase Enova Systems common stock at an exercise price of $0.051 per share to a number of employees in lieu of cash compensation for a three month period. This plan was approved by the Board of Directors prior to implementation. Under the plan, these employees receive stock options, determined based on the discounted difference of the option exercise price of their monthly salary reduction, which will vest over the three-month period and be exercisable for a period of three years from the grant date. The exercise price represents a 15% discount to the market price of $0.06 as of the date of the grant. As such, a charge against compensation expense totaling $94,664 for the effects of this discount will be booked over the three months commencing June 30, 2003. During the quarter ended September 30, 2003, the remaining $78,887 was charged to compensation expense.

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

                                            Three Months     Three Months       Nine            Nine
                                                Ended           Ended       Months Ended    Months Ended
                                            September 30,   September 30,   September 30,   September 30,
                                                 2003            2002            2003           2002
                                               -------         -------         -------         -------
Net loss for the quarter                       $  (414)        $  (635)        $(2,360)        $(1,876)
Compensation expense, net of tax effect        $  (229)        $   (49)        $  (308)        $  (148)
Proforma net loss                              $  (643)        $  (684)        $(2,668)        $(2,024)
Proforma loss per common share                 $ (0.01)        $ (0.01)        $ (0.01)        $ (0.01)

The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                         Three Months     Three Months       Nine Months         Nine Months
                                             Ended           Ended              Ended               Ended
                                          September 30,   September 30,      September 30,      September 30,
                                              2003             2002               2003               2002
                                              ----             ----               ----               ----
Dividends                                        0%               0%                0%                 0%
Expected volatility                             88%              83%               88%                83%
Risk-free interest rate                        4.0%             4.0%              4.0%               4.0%
Expected life                               3 years          5 years           3 years            5 years


Note 4-Ballard Power Systems

Our development and production program with Ballard Power Systems for low voltage 30kW electric drive system components for use in Ford's Global Th!nk City was terminated by Ford and Th!nk Nordic in early 2003, as previously reported. Under the terms of the contract, Ballard is liable for all costs incurred by Enova which are normally associated with the production including inventory and other development or production costs. We invoiced Ballard for approximately $952,000 for work-in-process inventory and other additional material, tooling and engineering costs for the initial production of the drive system component. Of this amount, Ballard remitted $580,400 during the second quarter of 2003. In October 2003, Enova and Ballard reached a settlement on all remaining balances due wherein Enova will receive $198,125 in cash and title to all inventory, raw materials, tooling and equipment in its possession that is associated with the program. The Company intends to sell such in the resale markets. The Company believes that the resale market value of the inventory and equipment will amount to at least the value of the remainder balance of the receivable of approximately $173,000.

Note 5 - Advanced Vehicle Systems

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000, of which approximately $564,000 is for components delivered during the first quarter of 2003. During the second quarter, Enova was informed by AVS that various vehicle manufacturing contracts which were anticipated to be completed were terminated by AVS customers and was therefore unable to collect on post-filing offset agreements. Enova's Audit Committee chairman has been appointed chairman of the creditor's committee formed by the Bankruptcy Court. Enova believes it will recover a portion of the funds now owed by AVS; however there are no assurances that we may recover any or all of these amounts owed. As of September 30, 2003, we have reserved an additional $237,000 against these balances owed for a total of $595,000 as an allowance for uncollectible receivables.

Note 6 - Hyundai-Enova Innovative Technology Center

In September 2003, Enova and Hyundai Heavy Industries, Co. Ltd. (HHI) funded the Hyundai-Enova Innovative Technology Center (HEITC) to be located at Enova's Torrance headquarters. In connection with the Joint Venture Agreement entered into between the two parties in March 2003, HHI purchased $1,500,000 of common stock of Enova Systems, Inc. HHI purchased 23,076,923 shares representing a 6.2% ownership in Enova, Inc. Of this amount, Enova invested $1,000,000 in the HEITC for a forty percent (40%) ownership interest. HHI invested an additional $1,500,000 for a sixty percent (60%) ownership interest in the HEITC. Furthermore, in June of 2004, HHI will invest an additional $3,000,000 in Enova and HEITC under the same terms as the initial investment, subject to stock price adjustments, in accordance with the Joint Venture Agreement. The joint venture company officially opened in November 2003 to pursue advanced research and development in hybrid automotive and stationary applications for fuel cell technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2002. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

The Company has been experiencing a gradual shift to more development work as demand for drive systems has tapered off in the second half of the year. Management believes that this trend will continue for the remainder of 2003; however, Enova's customer base has notified the Company of their intent to purchase additional drive systems in early 2004.

The Company has received much greater recognition from both governmental and private industry with regards to U.S. military applications of its hybrid drive systems and fuel cell power management technologies and believes that current negotiations with several parties will result in development contracts in the fourth quarter of 2003 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

During the quarter ended September 30, 2003, we continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company
(Ford), the City of Honolulu and several domestic and international vehicle and bus manufacturers in Italy, the United Kingdom and Japan. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and UTC Fuel Cells, a division of United Technologies. We also are continuing on our current research and development programs with ChevronTexaco, the U.S. Air Force and the U.S. Department of Transportation (DOT) as well as developing new programs with Hyundai Motor Company (HMC), the U.S. government and other private sector companies for hybrid and fuel cell systems.

Heavy-Duty Drive Systems - Buses and Truck for Urban operators

Heavy-duty drive system sales continue to be a primary strategy of Enova. Our Panther(TM) 120kW and Panther(TM) 240kW drive systems are developed completely in-house and are in production and operating in global markets. Sales of our Panther(TM) 120kW drive systems continue to provide revenues for our company. Hyundai Heavy Industries has been selected as our outsource manufacturer for the Panther 120kW controller, as well as the manufacturer of the motor and controller for our Panther 240kW drive systems. This is a specific strategy of Enova's to minimize capital outlays and maximize efficiencies by utilizing proven manufacturing partners.

Eco Power Technology of Italy purchased components for our Panther 120kW hybrid electric drive systems in the third quarter of 2003 for service and maintenance of its fleet of 42 buses powered by Panther 120kw drive systems. Eco Power is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five cities Italian cities including Turin, Genoa, Brescia, Ferrara and Vicenza. For the quarter ended September 30, 2003, we billed approximately $75,000 for these systems.

Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan continue to procure our 120kW and 90kW drive systems for integration into their industrial vehicle platforms. During the quarter, Enova successfully integrated its Panther 120kW system into a heavy-duty Isuzu dump truck. This is in addition to the three Tomoe passenger trams currently in service in Okinawa. We anticipate additional orders for these systems in 2003 and 2004. At this time; however, there are no assurances that such additional orders will be forthcoming.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, has integrated our hybrid electric Panther(TM) 120kW drive system into two of its buses with utilizing a 30kW Capstone microturbine as their power source. These buses have been in field service in several major cities throughout the United Kingdom and are performing to specifications. Wrights has indicated to Enova that they intend to purchase production drive systems in early 2004. At this time; however, there are no assurances that such additional orders will be forthcoming.

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

Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 240kW drive systems in 2003. There are no assurances, however, that these discussions will result in any sales of the Panther 240kW or 120kW drive systems.

Light-Duty Drive Systems - Automobiles and Delivery vehicles

Our 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. As part of our corporate strategy to outsource manufacturing, Enova selected Hyundai Heavy Industries to produce the Enova developed Panther 90kW drive system.

The City of Honolulu has contracted with Enova to upgrade several S-10 trucks in its electric vehicle fleet. During the third quarter, we completed the upgrade of 3 trucks to our Panther 90kW drive system. Two additional vehicles are currently being upgraded. In the quarter ended September 30, 2003, this program generated $81,000 in revenues.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Ford Motor Company - Fuel Cell Technology

The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle continues to advance on schedule. This converter is a key component in Ford's Focus Fuel Cell Vehicle. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. Enova received a purchase order for 36 production system in the third quarter for delivery in the first quarter of 2004 valued at approximately $410,000.

Research and Development Programs

We are aggressively pursuing several government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

Our program with the U.S. Air Force and the State of Hawaii to integrate a Panther 120kW hybrid drive system into a second 30-foot bus for the Hickman Air Force base has been amended to develop this propulsion system as a fuel cell hybrid. The program is scheduled to be completed in the fourth quarter of 2003. For the quarter ended September 30, 2003, we billed approximately $296,000 for this program.

The all-electric Hyundai Santa Fe SUV demonstration project has been extended for another two years for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation.

Enova has commenced development for Hyundai Motor Company on fuel cell power management and conversion components for Hyundai's latest Santa Fe fuel cell vehicle. For the quarter ended September 30, 2003, Enova billed approximately $37,000 for this program. Enova has entered into a development contract with Hyundai Motor Company for their next generation Santa Fe fuel cell vehicle. This program will continue through the second quarter of 2004 and is estimated to generate approximately $400,000 in revenues for Enova.

Several other programs are in final negotiations or discussion in conjunction with the U.S. Navy, U.S. Air Force, and several other government agencies and private corporations. We anticipate commencing work on these contracts in the fourth quarter of 2003. There can be no assurances at this time, however, that such contracts will be realized.

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

We are currently designing a process controller for ChevronTexaco Technology Ventures (CTTV) for their fuel reformer for a stationary fuel cell application. The first prototype of the controller board for this system performed above the customer's expectations. We are now completing the second phase of this program. For the three months ended September 30, 2003, Enova has billed ChevronTexaco $223,000.

We believe the stationary power market will play a key role in our future. We continue to pursue alliances with leading manufacturers in this area. There are, however, no assurances that this market will develop as anticipated or that such alliances will occur.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. We anticipate that we may require additional outside financing within the next six months to meet research, development and general operations expenditures through 2004.

In the third quarter of 2003, management continued to re-assess current resource allocations and overhead costs. Due to the loss of the Advanced Vehicle Systems
(AVS) programs - please refer to Part II, Item 1, Legal Proceedings - and an overall slowdown in heavy-duty drive system purchases, Enova's management analyzed current processes and budgets for potential targets for cost reduction. As a result of this analysis, management implemented several cost reduction programs including personnel reductions, work-week modifications and other cost reduction endeavors to achieve these goals. Personnel levels have been reduced to 30 employees from 45 at December 31, 2002. In early October 2003, management discontinued its modified compensation plan for full-time salaried employees [See Note 3]. These employees have had their prior pay levels re-instated. The company continues to realize a reduction in monthly cash outlays of approximately $120,000 compared with the monthly average for the first six months without impact to our current operations.

During the nine months ended September 30, 2003, we spent $1,122,000 in cash on operating activities to fund our net loss of $2,597,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $389,000 from December 31, 2002 balances as the Company billed for development contracts and production sales and also awaited final settlement on the Ballard receivables. Inventory decreased by $337,000 from December 31, 2002 to September 30, 2003 primarily due to charges against cost of sales for those inventories related to the terminated Ballard program which were billed to them and from other sales of production systems.

Current liabilities decreased by a net of $92,000 from December 31, 2002 to September 30, 2003 due primarily to reductions of outstanding vendor payables primarily due Hyundai Heavy Industries in connection with additional power management and conversion component inventory and Hyundai Autonet for materials associated with the terminated Ballard/Ford Th!nk city program.

Capital lease obligations decreased by $28,000 during the nine months ended September 30, 2003, from December 31, 2002, also due to scheduled payments of these liabilities.

Interest accruing on notes payable increased by $159,000 for the nine months ended September 30, 2003 from December 31, 2002 per the terms of our notes payable. During the month of July 2003, interest accruing on the CMAC note of $3.3M changed to a rate of prime plus 3% which will continue through the date of maturity of the note in 2016.

The operations of the Company during the third quarter of fiscal 2003 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations this year.

RESULTS OF OPERATIONS

Net revenues for the three months ending September 30, 2003 were $775,000 as compared to $1,320,000 for the corresponding period in 2002. Net production sales for the quarter ended September 30, 2003 decreased to $149,000 from $1,101,000 in the same period in 2002. The decrease in production revenues is as result of several major customers delaying orders to late 2003 or early 2004. The Company has been experiencing an increase in development contract activity which has offset this decline in production revenues. Research and development revenues nearly tripled to $626,000 from the same period in 2002. Net research and development sales are a result of additional engineering services for the ChevronTexaco fuel reformer process controller and the HEVDP Hickam fuel cell bus program.

Cost of sales for the three months ended September 30, 2003 decreased to $663,000 compared to cost of sales of $1,147,000 for the same three-month period in 2002. The decrease in cost of sales is directly attributable to lower sales volumes for the quarter.

Internal research, development and engineering expenses decreased in the three months ended September 30, 2003 to $57,000 as compared with $165,000 in the same period in 2002. Due to an increase in externally funded development programs and the decrease in the Company's workforce, Enova has allocated less of its own funds to new product development. Enova continues to allocate increased resources to the development of its diesel generation motor, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware. The Company is utilizing external funding, however, for a greater percentage of these development costs.

Selling, general and administrative expenses, net of additional reserves for uncollectible accounts receivable of $237,000 [see Note 5] decreased $250,000 to $311,000 for the three months ended September 30, 2003 from the previous year's comparable period. The decrease is a direct result of management's cost reduction strategies which the Company is striving to maintain in order to reach breakeven in 2004, although management cannot assure that breakeven will be attained.

Interest and financing fees remained the consistent at approximately $55,000 for the third quarter of 2003 and 2002.

We incurred a loss from continuing operations of $651,000 in the third quarter of 2003 compared to a loss of $635,000 in the third quarter of 2002. Without the additional allowance for uncollectible receivables of $237,000, the net loss would be $418,000 for the third quarter of 2003. As noted above, this decrease was primarily due to aggressive cost reduction strategies implemented by management and workforce restructurings. We will continue to review all costs and develop methods in our efforts to produce our systems more efficiently by utilizing contract manufacturers where applicable.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $96,488,000 at September 30, 2003. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the nine months ended September 30, 2003 and 2002, we had losses from continuing operations of $2,597,000 and $1,876,000 respectively on sales of $3,469,000 and $3,735,000, respectively.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President, Chief Executive Officer and acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2003. Based upon that evaluation of these disclosure controls and procedures, the President, Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.

In April 2003, one of our customers, Advanced Vehicle Systems, Inc., filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At the time of filing, AVS had an outstanding account balance with Enova of approximately $595,000 of which approximately $564,000 is for components delivered during the first quarter of 2003. During the second quarter, Enova was informed by AVS that various vehicle manufacturing contracts which were anticipated to be completed were terminated by AVS customers were terminated by AVS customers and was therefore unable to collect on post-filing offset agreements. Enova's Audit Committee chairman has been appointed chairman of the creditor's committee formed by the Bankruptcy Court. Enova believes it will recover a portion of the funds now owed by AVS; however there are no assurances that we may recover any or all of these amounts owed. As of September 30, 2003, we have reserved an additional $237,000 against these balances owed for a total of $595,000 as an allowance for uncollectible receivables.

Item 2. Changes in Securities and Use of Proceeds

As discussed in Note 3 to the financial statements and in the Liquidity and Capital Resources section, we issued stock options under the 1996 Employee Stock Option Plan to several employees in connection with a workforce reorganization plan during the second quarter of 2003 which vested during the third quarter of 2003. Our board of directors adopted the 1996 Employee Stock Option Plan in October 1996 which was subsequently approved by our shareholders in May, 1997. The underlying shares for these options were registered via a Form S-8 on January 28, 2000 with the Securities and Exchange Commission. The proceeds from the exercise of these options will be used for general operations.

In September 2003, the Company issued 23,076,923 shares of common stock to Hyundai Heavy Industries Co., Ltd. in exchange for $1,500,000 in cash. $1,000,000 of the proceeds from this issuance were used to fund Enova's $1,000,000 joint venture interest in the Hyundai-Enova Innovative Technology Center as previously noted, with the balance of the $500,000 in proceeds to be used for general operations and working capital. The Company relied upon Regulation D, Rule 506 promulgated by the Securities and Exchange Commission as the exemption from registration for the issuance of these shares.

During the nine months ended September 30, 2003, the Company has issued or accrued common stock of Enova Systems to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. For each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairperson is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. As of January 2002, this package was amended to include like compensation of $500 in cash and $500 in stock to all committee members in attendance at each committee meeting. During the nine months ended September 30, 2003, 555,556 shares of common stock were issued to the Board of Directors at prices ranging from $0.07 to $0.09 per share for full board meetings and committee meetings during that period. As of September 30, 2003, 2,639,918 shares had been issued under the above compensation plan for Directors.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         31.1* Certification of the Chief Executive Officer / Acting Chief Financial Officer, dated November 14, 2003 (This certification required as Exhibit 31 under

                  Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

         32.1* Written Statement of the Chief Executive Officer / Acting Chief Financial Officer, dated November 14, 2003 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

         * - attached herewith

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

ENOVA SYSTEMS, INC.
(Registrant)

                  /s/ Carl D. Perry
--------------------------------------------------------------------------------
By: Carl D. Perry, President, Chief Executive Officer and Acting Chief Financial
    Officer