Form 10-Q
period 2004-03-31
ENOVA SYSTEMS INC
filed 2004-05-17
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31 ,2004

                                       or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From              To                .
                                         ------------   ---------------


                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

CALIFORNIA                                                            95-3056150
----------                                                            ----------
(State or other jurisdiction of                     (IRS employer identification
incorporation or organization)                                           number)

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

As of May 13, 2004, there were 396,575,000 shares of Common Stock, no par value, 2,800,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.

                                                                                        Page No.
                                                                                        --------
PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).........................................3

                  Balance Sheets:
                  March 31, 2004 and December 31, 2003.....................................3

                  Statements of Operations:
                  Three months ended March 31, 2004 and 2003...............................4

                  Statements of Cash Flows:
                  Three months ended March 31, 2004 and 2003...............................5

                  Notes to Financial Statements:
                  Three months ended March 31, 2004 and 2003...............................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................9

Item 3.           Quantitative and Qualitative Disclosure about Market Risk...............17

Item 4.           Control and Procedures..................................................17

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................18
Item 2.           Changes in Securities and Use of Proceeds...............................18
Item 3.           Defaults upon Senior Securities.........................................18
Item 4.           Submission of Matters to a Vote of Security Holders.....................18
Item 5.           Other Information.......................................................18
Item 6.           Exhibits and Reports on Form 8-K........................................19


SIGNATURE         ........................................................................20


PART 1.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     As of                 As of
                                                                                                March 31, 2004     December 31, 2003
                                                                                                 ------------      -----------------
ASSETS                                                                                            (Unaudited)
CURRENT ASSETS:
       Cash                                                                                       $        587       $        530
       Accounts receivable, net of allowance of $595,000 each                                              958                803
       Inventory                                                                                         1,529              1,606
       Stockholder receivable                                                                                8                  8
       Prepaids and other current assets                                                                    66                 78
                                                                                                  ------------       ------------
             Total Current Assets                                                                        3,148              3,025

PROPERTY, PLANT AND EQUIPMENT - NET                                                                        424                481
INVESTMENTS in JOINT VENTURE                                                                               916                960
OTHER ASSETS                                                                                               376                404
                                                                                                  ------------       ------------
TOTAL ASSETS                                                                                      $      4,864       $      4,870
                                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                           $        674       $        768
       Line of credit                                                                                      117                120
       Accrued payroll and related expense                                                                 122                120
       Other accrued expenses                                                                               90                 98
       Current portion of notes payable and capital lease obligations                                      143                154
                                                                                                  ------------       ------------
             Total Current Liabilities                                                                   1,146              1,260
ACCRUED INTEREST PAYABLE                                                                                 1,184              1,122
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                            0                  5
NOTES PAYABLE, NET OF CURRENT PORTION                                                                    3,355              3,347
                                                                                                  ------------       ------------
TOTAL LIABILITIES                                                                                 $      5,685       $      5,734
                                                                                                  ------------       ------------

COMMITMENTS AND CONTINGENCIES                                                                                0                  0
SHAREHOLDERS' DEFICIT:
       Series A convertible preferred stock - No par value; 30,000,000 shares authorized; 2,800,000 and 2,820,000 shares issued and outstanding
         at 3/31/04 and 12/31/03 liquidating preference at $0.60                                         1,812              1,837
         per share aggregating $1,680,000 and $1,682,400
       Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
         1,217,000 shares issued and outstanding at 3/31/04 and 12/31/03                                 2,434              2,434
         liquidating preference at $2.00 per share aggregating $2,434,000
       Common Stock - No par value; 500,000,000 shares authorized; 380,144,000
         and 378,591,000 shares issued and outstanding at 3/31/04 and 12/31/03                          86,167             86,054
       Common stock subscribed                                                                             176                 60
       Stock notes receivable                                                                           (1,203)            (1,203)
       Additional paid-in capital                                                                        7,031              7,031
       Accumulated deficit                                                                             (97,238)           (97,077)
                                                                                                  ------------       ------------
             Total Shareholders' deficit                                                                  (821)              (864)
                                                                                                  ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                       $      4,864       $      4,870
                                                                                                  ============       ============

Note:  The balance  sheet at December 31, 2003 has been derived from the audited financial statements at that date.
See notes to financial statements.

ENOVA SYSTEMS, INC.
INCOME and EXPENSE STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)
--------------------------------------------------------------------------------

                                                      Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                    2004              2003
                                               -------------      -------------
NET REVENUES
      Research and development contracts       $         436      $         323
      Production                               $         672      $       1,016
                                               -------------      -------------
                                               $       1,108      $       1,339
                                               -------------      -------------

COST OF REVENUES
      Research and development contracts                 305                212
      Production                                         353                765
                                               -------------      -------------
                                                         658                977
                                               -------------      -------------
GROSS MARGIN                                             450                362
                                               -------------      -------------

OPERATING EXPENSES:
      Research & development                              32                208
      Engineering                                         96                280
      Selling, general & administrative                  353                485
      Depreciation & amortization                         85                 82
                                               -------------      -------------
           Total operating expenses                      566              1,055
                                               -------------      -------------
NET OPERATING LOSS                                      (116)              (693)
                                               -------------      -------------
OTHER COSTS AND EXPENSES:
      Interest and financing fees                         64                 55
      Other (income)/expense                             (19)                 0
      Interest income                                      0                 (5)
                                               -------------      -------------
           Total other costs and expenses                 45                 50
                                               -------------      -------------
NET LOSS                                       $        (161)     $        (743)
                                               -------------      -------------
BASIC AND DILUTED NET LOSS
     PER COMMON SHARE:                         $       (0.01)     $       (0.01)
                                               =============      =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                      374,644,000        345,394,000

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
----------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                         2004               2003
                                                                     -----------         -----------
OPERATIONS
 Net loss                                                            $      (161)        $      (743)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Change in allowance of uncollectible receivable                              0                   0
  Depreciation and amortization                                               85                  82
  Equity in losses                                                            44                   0
  Stock and stock options issued for services                                 16                   0
  Change in operating assets and liabilities:
      Accounts receivable                                                   (155)               (298)
      Inventory                                                               77                  44
      Stockholder receivable                                                   0                   0
      Prepaids and other assets                                               12                   3
      Accounts payable and accrued expenses                                  (38)                (30)
                                                                     -----------         -----------
               Net cash used by operating activities                        (120)               (942)
                                                                     -----------         -----------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                  0                 (23)
                                                                     -----------         -----------
               Net cash used by investing activities                           0                 (23)
                                                                     -----------         -----------

FINANCING:
 Borrowing (repayments) on leases and notes payable                           (8)                 (9)
 Borrowing on line of credit                                                  (3)                  0
 Proceeds from issuance of common stock and
     exercise of stock options                                               188                   0
                                                                     -----------         -----------
               Net cash provided (used) by financing activities              177                  (9)
                                                                     -----------         -----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               57                (974)

CASH AND EQUIVALENTS:
 Beginning of period                                                         530               1,868
                                                                     -----------         -----------
 End of period                                                       $       587         $       894
                                                                     ===========         ===========

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        2004             2003
                                                     ----------       ----------


NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services              $     16         $    12
  Conversion of Series A preferred stock to
      common stock                                   $     25         $   --

                              ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2004 and 2003


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2004 and the interim results of operations and cash flows for the three months ended March 31, 2004 have been included. The balance sheet at December 31, 2003, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The March 31, 2004 and December 31, 2003 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior periods financial statements to conform with the current periods presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2003, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three months ended March 31, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):



                                               March 31, 2004  December 31, 2003
                                               --------------  -----------------
                                                 (unaudited)

Secured  subordinated  promissory note - CMAC
as   exclusive   agent   for    Non-Qualified
Creditors; interest at 3% through 2001, 6% in
2002 and  2003,  and  then at  prime  plus 3%
thereafter  through  the  date  of  maturity;
interest  payments  are made upon  payment of
principal, with principal and interest due no
later than April 2016;  with an interest in a
sinking fund escrow with a zero balance as of
December  31,  2003 and March 31,  2004.  The
sinking  fund escrow  requires the Company to
fund the  account  with 10% of future  equity
financing,    including    convertible   debt
converted to equity,  based upon  approval of
the new  investors per the terms of the note.
No  additions  were made to the sinking  fund
with  respect to the equity  investment  from
the  accredited  investors at the  investors'
option.                                                3,332             3,332

Unsecured note payable                                   120               120

Secured note payable                                      23                26
                                                    --------          --------
                                                       3,475             3,478

Less current maturities                                  120               131
                                                    --------          --------
Total                                               $  3,355          $  3,347
                                                    ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2003. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

The Company continues to receive much greater recognition from both governmental and private industry with regards to U.S. military applications of its hybrid drive systems and fuel cell power management technologies. During the first quarter of 2004, Enova expanded its market reach into China, capturing new customers Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Tsinghua University of China and entering into negotiations with several other bus manufacturers for sales of Panther 120kW and advanced parallel hybrid drive systems for implementation for the 2008 Beijing Summer Olympics. Management believes that current negotiations with these will result in development and production contracts during 2004 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

During the quarter ended March 31, 2004, we continued to develop and produce electric and hybrid electric drive systems and components for Mack/Volvo, Ford Motor Company (Ford), Wright Bus and Eneco of the United Kingdom, EcoPower Technology of Italy, Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and Hydrogenics, a fuel cell developer in Canada.

Heavy-Duty Drive Systems - Buses, Trucks, Vans and Other Industrial Vehicle Applications
--------------------------------------------------------------------------------
Enova's primary market focus continues to center around the heavy-duty drive systems sector for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. Although this market sector has developed more slowly than anticipated, management believes that this area will see significant growth over the next several years.

Our PantherTM 120kW and PantherTM 240kW drive systems were developed completely in-house and are in production and operating in global markets giving Enova a potential edge on other competitors in this sector. As the Company penetrates more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

During the first quarter of 2004, we sold six PantherTM 120kW drive systems to two new customers in China, Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. for diesel-hybrid buses and Tsinghua University for fuel cell hybrid bus development. China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World's Expo in Shanghai. China is seeking up to 1,000 full-size hybrid-electric buses to support these global events. Tsinghua is the premier research university in China, its automotive engineering department selecting Enova's drive systems for its government funded hybrid fuel cell bus development. Additionally, we are in negotiations to sell our PantherTM 120kW drive systems and other hybrid-electric components to other potential China-based bus manufacturers in 2004 and beyond. At this time, however, there are no assurances that such additional orders will be forthcoming.

In Japan, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. is developing many new applications for our electric and hybrid-electric drive systems. During the first quarter of 2004, Tomoe integrated our PantherTM 120kw drive system into another of its industrial applications, a mine tunnel crawler. This crawler is an ideal employment of Enova's technology, benefiting from its high torque, low emissions and increased fuel efficiency. In the past few years, Enova successfully integrated its PantherTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and the mine tunnel crawler. The three Tomoe passenger trams are currently in service in Okinawa. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems including potential light rail applications. Although we anticipate additional orders for these systems in 2004 and beyond, there are no assurances that such additional orders will be forthcoming.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, increased its volume of hybrid electric PantherTM 120kW drive systems, ordering an additional four drive systems in the first quarter of 2004 as well as one of our PantherTM 240kW drive systems. Additionally, Wright Bus has agreed to partially fund development of our diesel generator system for diesel engines compatible with their driveline. Such development is scheduled to commence in the second half of 2004. Wrights has notified us of additional purchase requirements for the latter half of 2004. At this time, however, there are no assurances that such additional orders will be forthcoming.

EcoPower Technology of Italy continues to purchase components for its hybrid electric drive systems during the first quarter of 2004 for service and maintenance parts for its fleet of buses powered by PantherTM 120kw drive systems. To date, we have sold 42 drive systems to EcoPower forming one of the largest fleets of hybrid buses in the world. EcoPower is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five Italian cities namely Turin, Genoa, Brescia, Ferrara and Vicenza. EcoPower has notified Enova of its requirements for additional drive systems in 2004, however, there are no assurances that such additional orders will be forthcoming.

Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 240kW drive systems in 2004. There are no assurances, however, that these discussions will result in any sales of the PantherTM 240kW or 120kW drive systems.

Light-Duty Drive Systems - Automobiles and Delivery vehicles
------------------------------------------------------------
Our 90kW controller, motor and gear unit is utilized in light duty vehicles such as midsize automobiles and delivery vehicles. The topology of this system is being adapted to also be utilized as a parallel hybrid motor and controller system. We are beginning to receive more interest in our light-duty systems from both European and Asian customers.

Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's PantherTM 120kW drive systems in its hybrid bus applications, purchased two PantherTM 90kW drive systems for integration into delivery vans. Eneco plans to order a total of eight 90kw systems as well as additional PantherTM 120kW systems for its bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

Enova's Hawaii division completed its upgrade of the remaining two S-10 trucks in the City of Honolulu's fleet to our Panther 90kW drive system during the first quarter of 2004. We are discussing additional vehicle upgrades with several local and State agencies in Hawaii.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------
The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle was essentially completed in 2003. This converter is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. Enova delivered 36 HVEC production systems to Ford in the first quarter of 2004 valued at approximately $410,000. These systems will be integrated into the Ford Focus FCV which will be part of an evaluation program into be implemented by Ford later in 2004. There is a potential for additional production orders from Ford in 2004; however at this time, there are no assurances that such additional orders will be forthcoming.

Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs, noted below in development programs, and other fuel cell powered systems such as the Hyundai fuel cell vehicle noted below under research and development programs.

Enova's fuel cell enabling components are part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company - the Ford Focus FCV-and Hyundai Motor Company - the Hyundai Tucson fuel cell hybrid electric vehicle
- in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation Project." This government funded project will last over five years, commencing in late 2004, evaluating the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S.

The Company will continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------
We are aggressively pursuing several government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system continues on schedule. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicle commencing with its Class 8 Refuse Hauler. Mack Trucks currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in late 2004 followed by an evaluation period of approximately three to six months. The program generated $75,000 in revenues for us in the first quarter of 2004. This program has opened several avenues within Mack and Volvo for Enova to develop and manufacture advanced drive system components. However at this time, there are no assurances that such additional orders will be forthcoming.

Our development contract, with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project, also continues to progress during the first quarter of 2004. The electronics package will include Enova's advanced power components including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper's electromagnetic detection system. Our power management and conversion system will be used to provide on-board power to other accessories on the platform. We believe that the aggregate value of the program will be approximately $420,000, of which $188,000 was billed in the first quarter of 2004. Although this program also has the potential for additional system sales following the demonstration phase, there are no assurances that such additional orders will be forthcoming.

The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii has been extended for another two years for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

Enova continues its development for Hyundai Motor Company of the fuel cell power management and conversion components for Hyundai's latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. Enova is developing the next generation hybrid-electric drive-train, motor and control unit based on its prior development work on both light and heavy-duty power-trains for both electric and hybrid-electric vehicle platforms. Enova is working in conjunction with UTC Fuel Cells, part of the UTC Power unit of United Technologies Corporation, to develop the power electronics for this vehicle. This program will continue through the second quarter of 2004. Although we believe there is potential for further production of these drive system components in late 2004, there can be no assurances at this time that such orders will be realized.

Several other programs are in discussion in conjunction with the U.S. Air Force, and several other government agencies and private corporations. We anticipate finalizing these contracts in the second half of 2004. There can be no assurances at this time, however, that such contracts will be realized.

We intend to establish new development programs with the Hawaii High Technology Development Corporation in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

Stationary Power Applications
-----------------------------
Enova continues to attract new partners and customers from both fuel cell manufacturers and petroleum companies. It is our belief that utilizing our power management systems for stationary applications for fuel cells will open new markets for our Company.

Our process controller for ChevronTexaco Technology Ventures (CTTV) for their fuel reformer for a stationary fuel cell application is currently in test and evaluation as it is integrated into CTTV's overall systems.

We believe the stationary power market will play a role in our future. We continue to pursue alliances with leading manufacturers in this area. There are, however, no assurances that this market will develop as anticipated or that such alliances will occur.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. In the first quarter of 2004, Enova entered into several stock purchase agreements to issue 16,250,000 shares of our common stock through a private placement offering at $0.12 per share for a total cash purchase of $1,950,000. The funds were received and the shares were issued in April 2004. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. Enova continues to seek additional investment capital to fund its operations, development and expansion plans. As of May 12, 2004, there were no other firm commitments. Enova also has a commitment from Hyundai Heavy Industries to invest, in June 2004, an additional $1,500,000 in Enova under the same terms as the initial investment, subject to stock price adjustments, in accordance with the terms of the Joint Venture Agreement.

During the three months ended March 31, 2004, we spent $120,000 in cash on operating activities to fund our net loss of $161,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable increased by $155,000 from December 31, 2003 balances as the Company billed for development contracts and production sales primarily for the Ford JVEC program. Inventory decreased by $77,000 from December 31, 2003 to March 31, 2004 as the Company worked down inventories from sales of production systems.

Current liabilities decreased by a net of $38,000 from December 31, 2003 to March 31, 2004 due primarily to reductions of outstanding vendor payables primarily due Hyundai Heavy Industries in connection with additional power management and conversion component inventory and Hyundai Autonet for materials associated with the terminated Ballard/Ford Th!nk city program.

Capital lease obligations decreased by $8,000 during the three months ended March 31, 2004, from December 31, 2003, also due to scheduled payments of these liabilities.

Interest accruing on notes payable increased by $62,000 for the three months ended March 31, 2004.

The operations of the Company during the first quarter of fiscal 2004 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations this year.

RESULTS OF OPERATIONS

Net revenues for the three months ending March 31, 2004 were $1,108,000 as compared to $1,339,000 for the corresponding period in 2003. Net production sales for the quarter ended March 31, 2004 decreased to $672,000 from $1,016,000 in the same period in 2003. The decrease in production revenues is a result of the overall slowdown in heavy-duty alternative fuel drive system sales as manufacturers assess the various new types of systems on the market. There has been a greater shift to parallel hybrid type systems, however, as yet, no particular type of systems has gained a major foothold. Management's strategy, in this regard, is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution commencing in 2004. To offset this temporary decline in production sales, the Company is aggressively pursuing privately and governmental funded development programs. This allows the Company to increase its revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. Research and development revenues increased to $436,000 from $323,000 during the same period in 2003. Research and development revenues are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project and the HEVDP Hickam fuel cell bus program.

Cost of revenues for the three months ended March 31, 2004 decreased to $658,000 compared to cost of revenues of $977,000 for the same three-month period in 2003. The decrease in cost of sales is directly attributable to lower sales volumes for the quarter.

Internal research, development and engineering expenses decreased in the three months ended March 31, 2004 to $128,000 as compared with $488,000 in the same period in 2003. Due to an increase in externally funded development programs and the decrease in the Company's workforce, Enova has allocated less of its own funds to new product development. Enova continues to allocate increased resources to the development of its diesel generation motor, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware. The Company is utilizing external funding, however, for a greater percentage of these development costs.

Selling, general and administrative expenses decreased $132,000 to $353,000 for the three months ended March 31, 2004 from the previous year's comparable period. The decrease is a direct result of management's cost reduction strategies which the Company will strive to maintain in 2004 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Interest and financing fees remained relatively constant at approximately $64,000 for the first quarter of 2004, up slightly from the same period in 2003 due to an increase in the interest rate charged per the terms of our long term note.

We incurred a loss from continuing operations of $161,000 in the first quarter of 2004 compared to a loss of $743,000 in the first quarter of 2003 which represents a 78% reduction in loss. As noted above, this decrease was primarily due to aggressive cost reduction strategies implemented by management and workforce restructurings. By increasing sales revenues while maintaining these cost management strategies, the Company believes it will be able to reduce its annual loss from operations as compared with prior years results; however, management cannot assure that these results will be achieved.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $97,238,000 at March 31, 2004. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended March 31, 2004 and 2003, we had losses from continuing operations of $161,000 and $743,000 respectively on sales of $1,108,000 and $1,339,000, respectively.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President, Chief Executive Officer and its acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2004. Based upon that evaluation of these disclosure controls and procedures, the President, Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 12, 2004, the Company was not involved in any legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

In the first quarter of 2004, Enova entered into several stock purchase agreements to issue 16,250,000 shares of our common stock through a private placement offering at $0.12 per share for a total cash purchase of $1,950,000. The funds were received and the shares were issued in April 2004. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Pursuant to an agreement approved by the Board of Directors and its Audit Committee, a finder's fee of $92,500 was paid, through the issuance of restricted shares of common stock in Enova, totaling 608,553 shares at a price of $0.15 per share, in conjunction with this private placement funding to The Global Value Investment Portfolio Management Pte Ltd, a Singapore Company which is substantially owned by two affiliated parties: Anthony Rawlinson, Chairman of the Board of our Company and Borl partnership, owned by Boris Liberman Family Trusts, which is also affiliated with Jagen Pty Ltd., a large affiliate shareholder in Enova.

During the three months ended March 31, 2004, the Company has issued or accrued common stock of Enova Systems to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. For each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairperson is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. As of January 2002, this package was amended to include like compensation of $500 in cash and $500 in stock to all committee members in attendance at each committee meeting. During the three months ended March 31, 2004, 114,286 shares of common stock were issued to the Board of Directors at a price of $0.14 per share for full board meetings and committee meetings during that period. As of March 31, 2004, 2,952,814 shares had been issued under the above compensation plan for Directors.


Item 3.  Defaults Upon Senior Securities:

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:
         --------

         10.19* Form of Stock Purchase Agreement dated March 30, 2004 between Registrant and various investors.

         10.20* Form of Registration Rights Agreement dated March 30, 2004 between Registrant and various investors.

         31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

         31.2*    Certification  of Acting Chief Financial  Officer  Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1*    Certification Pursuant to 18 U.S.C. Section 1350.

         * - attached herewith

(b)      Reports on Form 8-K
         -------------------
                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 14, 2004

ENOVA SYSTEMS, INC.
(Registrant)

/s/ LARRY B. LOMBARD
----------------------------------------------------
By: Larry B. Lombard, Acting Chief Financial Officer