Form 10-K/A
period 2003-12-31
ENOVA SYSTEMS INC
filed 2004-06-28
CIK 922237

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

                                EXPLANATORY NOTE

     On March 29, 2004, Enova Systems, Inc. filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2003. The Company hereby amends its 2003 Form 10-K include within it, as an exhibit thereto, the consents of the Company's independent auditors which were inadvertently omitted from the original filing. No other amendments or changes are, or were, made to the 2003 Form 10-K.

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

23.1*  Consent of Singer, Lewak, Greenbaum & Goldstein, LLP Independent Auditors

23.2*  Consent of Moss Adams, LLP, Independent Auditors

24 Power of Attorney (filed as Exhibit 24 to the Registrant's Annual Report on Form 10-K for Year ended December 31, 2003 and incorporated herein by reference).

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 (filed as Exhibit 31.1 to the Registrant's Annual Report on Form 10-K for Year ended December 31, 2003 and incorporated herein by reference).

31.2 Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.2 to the Registrant's Annual Report on Form 10-K for Year ended December 31, 2003 and incorporated herein by reference).

31.3* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.4* Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350 (filed as Exhibit 32 to the Registrant's Annual Report on Form 10-K for Year ended December 31, 2003 and incorporated herein by reference).

32.1*  Certification Pursuant to 18 U.S.C. Section 1350.

------------------------------
*      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.


By:   /s/   Carl D. Perry
   --------------------------------
Carl D. Perry, Chief Executive Officer

Dated: June 25, 2004