Form 10-Q
period 2004-06-30
ENOVA SYSTEMS INC
filed 2004-08-16
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30 ,2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (_X_) No (___)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes (___) No (_X_)

As of August 13, 2004, there were 403,334,000 shares of Common Stock, no par value, 2,747,500 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

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

                  Balance Sheets:
                  June 30, 2004 and December 31, 2003......................................3

                  Statements of Operations:
                  Three and Six months ended June 30, 2004 and 2003........................4

                  Statements of Cash Flows:
                  Six months ended June 30, 2004 and 2003..................................5

                  Notes to Financial Statements:
                  Six months ended June 30, 2004 and 2003..................................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............18

Item 4.           Controls and Procedures.................................................18

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................19
Item 2.           Changes in Securities and Use of Proceeds...............................19
Item 3.           Defaults upon Senior Securities.........................................19
Item 4.           Submission of Matters to a Vote of Security Holders.....................19
Item 5.           Other Information.......................................................19
Item 6.           Exhibits and Reports on Form 8-K........................................20


SIGNATURE         ........................................................................21

CERTIFICATIONS    ........................................................................26


PART 1.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     As of               As of
                                                                                                  June 30, 2004    December 31, 2003
                                                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash                                                                                         $     2,676      $       530
       Accounts receivable                                                                                  638              803
       Inventory                                                                                          1,320            1,606
       Stockholder receivable                                                                              --                  8
       Prepaids and other current assets                                                                     94               78
                                                                                                    -----------      -----------
             Total Current Assets                                                                         4,728            3,025

PROPERTY AND EQUIPMENT - NET                                                                                489              481
INVESTMENTS in JOINT VENTURE                                                                                872              960
OTHER ASSETS                                                                                                350              404
                                                                                                    -----------      -----------
TOTAL ASSETS                                                                                        $     6,439      $     4,870
                                                                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                             $       151      $       768
       Line of credit                                                                                       233              120
       Accrued payroll and related expense                                                                  182              120
       Other accrued expenses                                                                                66               98
       Current portion of notes payable and captial lease obligations                                       190              154
                                                                                                    -----------      -----------
             Total Current Liabilities                                                                      822            1,260
ACCRUED INTEREST PAYABLE                                                                                  1,246            1,122
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                             0                5
NOTES PAYABLE, NET OF CURRENT PORTION                                                                     3,340            3,347
                                                                                                    -----------      -----------
TOTAL LIABILITIES                                                                                   $     5,408      $     5,734
                                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
       Series A convertible preferred stock - No par value; 30,000,000 shares authorized; 2,747,500 and 2,820,000 shares issued and outstanding
         at 6/30/04 and 12/31/03                                                                          1,773            1,837
         liquidating preference at $0.60 per share aggregating $1,680,000 and $1,692,000
       Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
         1,217,000 shares issued and outstanding at 6/30/04 and 12/31/03
         liquidating preference at $2.00 per share aggregating $ 2,434,000                                2,434            2,434
       Common Stock - No par value; 500,000,000 shares authorized; 403,334,000
         and 378,341,000 shares issued and outstanding at 6/30/04 and 12/31/03                           88,789           86,054
       Common stock subscribed                                                                               21               60
       Stock notes receivable                                                                            (1,176)          (1,203)
       Additional paid-in capital                                                                         7,031            7,031
       Accumulated deficit                                                                              (97,841)         (97,077)
                                                                                                    -----------      -----------
             Total Shareholders' deficit                                                                  1,031             (864)
                                                                                                    -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                                         $     6,439      $     4,870
                                                                                                    ===========      ===========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. See notes to financial statements.

INCOME and EXPENSE STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended                      Six Months Ended
                                                                        June 30                                June 30
                                                          ---------------------------------       ---------------------------------
                                                               2004                2003                2004                2003
                                                          -------------       -------------       -------------       -------------
NET REVENUES
      Research and development contracts                  $         262       $         405       $         698       $         728
      Production                                          $         456       $         950       $       1,128       $       1,966
                                                          -------------       -------------       -------------       -------------
                                                          $         718       $       1,355       $       1,826       $       2,694
                                                          -------------       -------------       -------------       -------------

COST OF REVENUES
      Research and development contracts                            188                 200                 493                 412
      Production                                                    331               1,002                 684               1,767
                                                          -------------       -------------       -------------       -------------
                                                                    519               1,202               1,177               2,179
                                                          -------------       -------------       -------------       -------------
GROSS MARGIN                                                        199                 153                 649                 515
                                                          -------------       -------------       -------------       -------------

OPERATING EXPENSES:
      Research & development                                         96                 114                 128                 322
      Engineering                                                    85                 225                 181                 505
      Selling, general & administrative                             449                 879                 804               1,364
      Depreciation and amortization                                  92                  87                 175                 169
                                                          -------------       -------------       -------------       -------------
            Total operating expenses                                722               1,304               1,288               2,359
                                                          -------------       -------------       -------------       -------------
NET OPERATING LOSS                                                 (523)             (1,151)               (639)             (1,844)
OTHER COSTS AND EXPENSES:
      Interest and financing fees                                    63                  54                 127                 109
      Other (income)/expense                                         20                   0                   1                   0
      Interest income                                                (4)                 (2)                 (4)                 (7)
                                                          -------------       -------------       -------------       -------------
           Total other costs and expenses                            79                  52                 124                 102
                                                          -------------       -------------       -------------       -------------

NET LOSS                                                  $        (602)      $      (1,203)      $        (763)      $      (1,946)
                                                          -------------       -------------       -------------       -------------
NET LOSS PER COMMON SHARE:                                $       (0.01)      $       (0.01)      $       (0.01)      $       (0.01)
                                                          =============       =============       =============       =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                 383,344,000         345,594,000         383,344,000         345,594,000


ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Six Months Ended June 30
                                                                                                       ----------------------------
                                                                                                         2004                 2003
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $  (763)             $(1,946)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization                                                                            175                  168
  Equity in losses                                                                                          88                    0
  Stock and stock options issued for services                                                               37                   16
  Change in operating assets and liabilities:
      Accounts receivable                                                                                  165                  263
      Inventory                                                                                            286                  338
      Stockholder receivable                                                                                 8                    0
      Prepaids and other assets                                                                            (16)                 (39)
      Accounts payable and accrued expenses                                                               (464)                 421
                                                                                                       -------              -------
               Net cash used by operating activities                                                      (484)                (779)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                             (129)                 (74)
                                                                                                       -------              -------
               Net cash used by investing activities                                                      (129)                 (74)
                                                                                                       -------              -------

FINANCING:
 Borrowing (repayments) on leases and notes payable                                                         24                  (16)
 Borrowing on line of credit                                                                               113                    0
 Proceeds from issuance of common stock, exercise of
     stock options and remittances on stock notes receivable                                             2,622                    0
                                                                                                       -------              -------
               Net cash provided (used) by financing activities                                          2,759                  (16)
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                          2,146                 (869)

CASH AND EQUIVALENTS:

 Beginning of period                                                                                       530                1,868
                                                                                                       -------              -------

 End of period                                                                                         $ 2,676              $   999
                                                                                                       =======              =======

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Continued)
SUPPLEMENTAL CASH FLOW INFORMATION
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Six Months Ended June 30
                                                                                                       -----------------------------
                                                                                                         2004                2003
                                                                                                       -------              -------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                                                                $    37              $    12
  Conversion of Series A preferred stock to common stock                                               $    64              $     5


                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                 For the Six months ended June 30, 2004 and 2003


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2004 and the interim results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 have been included. The balance sheet at December 31, 2003, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The June 30, 2004 and December 31, 2003 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior periods financial statements to conform with the current periods presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2003, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three and six months ended June 30, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):


                                                June 30, 2004       December 31,
                                                 (unaudited)            2003
                                                -------------       ------------

Secured  subordinated  promissory note - CMAC
as   exclusive   agent   for    Non-Qualified
Creditors; interest at 3% through 2001, 6% in
2002 and  2003,  and  then at  prime  plus 3%
thereafter  through  the  date  of  maturity;
interest  payments  are made upon  payment of
principal, with principal and interest due no
later than April 2016;  with an interest in a
sinking fund escrow with a zero balance as of
December  31,  2003 and June  30,  2004.  The
sinking  fund escrow  requires the Company to
fund the  account  with 10% of future  equity
financing,    including    convertible   debt
converted to equity,  based upon  approval of
the new  investors per the terms of the note.
No  additions  were made to the sinking  fund
with  respect to the equity  investment  from
the  accredited  investors at the  investors'
option.                                               3,332             3,332

Unsecured note payable - Schulz                         120               120

Secured note payable - CCE, Inc.                         40                 0

Secured note payable - Microsoft                         20                26
                                                     ------            ------
                                                      3,512             3,478

Less current maturities                                 172               131
                                                     ------            ------
Total                                                $3,340            $3,347
                                                     ======            ======



NOTE 3 - Shareholders Deficit

In the first quarter of 2004, Enova entered into several stock purchase agreements to issue 16,250,000 shares of our common stock through a private placement offering at $0.12 per share for a total cash purchase of $1,950,000. The funds were received and the shares were issued in April 2004.

Additionally, we received approximately $650,000 in equity capital during the six months ended June 30, 2004 as a result of our employees exercising incentive stock options, a majority of which expires in July 2004.

On May 4, 2004, 140,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.15 per share for full board meetings and committee meetings during that the second quarter of 2004.

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

     o Revenue recognition - The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.

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

During the second quarter of 2004, the Company's technologies and products made further in-roads in the areas of heavy-duty hybrid vehicle applications. Notably, Enova completed negotiations for two development and production contracts for Asian markets. Enova continued its expansion into the Chinese hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore respectively.

Enova's potential in China is growing with the addition of two more bus manufacturers, First Auto Works and Top-Electric. Enova now sells its hybrid drive systems to four bus developers in China, including Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Tsinghua University of China. Each of these companies is seeking a share of the hybrid bus and vehicle production for the 2008 Beijing Summer Olympics. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

During the quarter ended June 30, 2004, we continued to develop and produce electric and hybrid electric drive systems and components for Mack/Volvo, Ford Motor Company (Ford), Wright Bus and Eneco of the United Kingdom, and Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. In July of 2004, we entered into an agreement with Tomoe and Hyundai Heavy Industries of Korea for the development and production of eight,

36-ton battery electric locomotives for the Singapore Land Transport Authority for anticipated delivery in late 2005 or early 2006.

Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, train locomotives, transit buses and industrial vehicles as well as in non-transportation applications such as fuel-cell management and power management systems including the EDO minesweeper. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, ChevronTexaco and Hydrogenics, a fuel cell developer in Canada.

Heavy-Duty  Drive Systems - Buses,  Trucks,  Vans and Other  Industrial  Vehicle
--------------------------------------------------------------------------------
Applications
------------

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

In July 2004, Enova completed negotiations for two development and production contracts for Asian markets. Enova continued its expansion into the Chinese hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore respectively. Enova's potential in China is growing with the addition of two more bus manufacturers, First Auto Works and Top-Electric. Enova now sells its hybrid drive systems to four bus developers in China, including Shenzhen Minghua Environmental Protection Vehicle Co., Ltd. and Tsinghua University of China. Each of these companies is seeking a share of the hybrid bus and vehicle production for the 2008 Beijing Summer Olympics. Tsinghua is the premier research university in China, its automotive engineering department selecting Enova's drive systems for its government funded hybrid fuel cell bus development. During the second quarter of 2004, Enova delivered 3 PantherTM 120kW drive systems to Tsinghua for their development program. Engineers at Tsinghua have been pleased with the results of Enova drive systems and are in discussions for further activity. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

In Japan, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. has entered into a development and production contract with Enova for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Over the last several years, Enova successfully integrated its PantherTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will be delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems including potential light rail applications. Although we anticipate additional orders for these systems in 2004 and beyond, there are no assurances that such additional orders will be forthcoming.

Wrights Environment, a division of Wrights Bus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to negotiate with Enova regarding our diesel genset ,powered, series hybrid drive systems for their medium and large bus applications. Wright Bus has agreed to partially fund development of our diesel generator system for diesel engines compatible with their driveline. Such development is scheduled to commence in the second half of 2004. Wrights has notified us of additional purchase requirements for the 2004 through 2006. At this time, however, there are no assurances that such additional orders will be forthcoming.

EcoPower Technology of Italy continues to purchase components for its hybrid electric drive systems during the first half of 2004 for service and maintenance parts for its fleet of buses powered by PantherTM 120kw drive systems. To date, we have sold 42 drive systems to EcoPower forming one of the largest fleets of hybrid buses in the world. EcoPower is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five Italian cities namely Turin, Genoa, Brescia, Ferrara and Vicenza. EcoPower has notified Enova of its requirements for additional drive systems in 2004, however, there are no assurances that such additional orders will be forthcoming.

Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 120kW and 240kW drive systems in 2004. There are no assurances, however, that these discussions will result in any sales of the PantherTM 240kW or 120kW drive systems.

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

Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's PantherTM 120kW drive systems in its hybrid bus applications, purchased two PantherTM 90kW drive systems for integration into delivery vans. Eneco plans to order PantherTM 120kW systems for its bus programs in the latter half of 2004 for its hybrid bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------

The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle was essentially completed in 2003. This converter is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. Enova delivered 8 additional HVEC production systems to Ford in the second quarter of 2004 valued at approximately $100,000. These systems will be integrated into the Ford Focus FCV which will be part of an evaluation program being implemented by Ford later in 2004. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however at this time, there are no assurances that such additional orders will be forthcoming.

Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs, noted below in development programs, and other fuel cell powered systems such as the Hyundai fuel cell vehicle noted below under research and development programs.

Enova's fuel cell enabling components are part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company - the Ford Focus FCV-and Hyundai Motor Company - the Hyundai Tucson fuel cell hybrid electric vehicle
- in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation
Project." This government-funded project will last over five years, commencing in late 2004, evaluating the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S.

The Company will continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------

We continue to aggressively pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system continues on schedule. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicle commencing with its Class 8 Refuse Hauler. Mack Trucks currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in late 2004 followed by an evaluation period of approximately three to six months. The program generated $75,000 in revenues for us in the first half of 2004. This program has opened several avenues within Mack and Volvo for Enova to develop and manufacture advanced drive system components. However, at this time, there are no assurances that such additional orders will be forthcoming.

Our development contract, with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project, also continues to progress during the first quarter of 2004. The electronics package will include Enova's advanced power components including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper's electromagnetic detection system. Our power management and conversion system will be used to provide on-board power to other accessories on the platform. During the second quarter of 2004, Enova completed and presented the hardware to EDO which is now undergoing functional testing. We believe that the aggregate value of the program will be approximately $420,000, of which $297,000 was billed in the first half of 2004. Although this program also has the potential for additional system sales following the demonstration phase, there are no assurances that such additional orders will be forthcoming.

The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii has been extended for another two years for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

Enova continues its development for Hyundai Motor Company (HMC) of the fuel cell power management and conversion components for Hyundai's latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in

March 2004. During the second quarter of 2004, Enova completed the development of this next generation hybrid-electric motor and control unit based on its prior development work on both light and heavy-duty power-trains for both electric and hybrid-electric vehicle platforms. As of June 2004, we have delivered 8 systems to HMC for test, evaluation and integration into vehicles. Enova is working in conjunction with UTC Fuel Cells, part of the UTC Power unit of United Technologies Corporation, to develop the power electronics for this vehicle. During the second quarter of 2004, this program generated $223,000 in revenues from development and hardware sales. Although we believe there is potential for further production of these drive system components in late 2004, there can be no assurances at this time that such orders will be realized.

Several other programs are in discussion in conjunction with the U.S. Air Force, and several other government agencies and private corporations for both fuel cell hybrid and hybrid-electric vehicles. We anticipate finalizing these contracts in the second half of 2004. There can be no assurances at this time, however, that such contracts will be realized.

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

Our process controller for ChevronTexaco Technology Ventures (CTTV) for their fuel reformer for a stationary fuel cell application continues to undergo test and evaluation as it is integrated into CTTV's overall systems at ChevronTexaco's office in Texas.

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

In the  first  quarter  of 2004,  Enova  entered  into  several  stock  purchase agreements to issue 16,250,000 shares of our common stock through a private placement offering at $0.12 per share for a total cash purchase of $1,950,000. The funds were received and the shares were issued in April 2004. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. Enova continues to seek additional investment capital to fund its operations, development and expansion plans. As of August 12, 2004, there were no other firm commitments. Enova also has a commitment from Hyundai Heavy Industries to invest, in the third quarter of 2004, an additional $1,500,000 in Enova under the same terms as the initial investment, subject to stock price adjustments, in accordance with the terms of the Joint Venture Agreement. Additionally, we received approximately $650,000 in equity capital during the six months ended June 30, 2004 as a result of our employees exercising incentive stock options, a majority of which expires in July 2004. On May 4, 2004, 140,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.15 per share for full board meetings and committee meetings during that the second quarter of 2004.

During the six months ended June 30, 2004, we spent $484,000 in cash on operating activities to fund our net loss of $763,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $165,000, net of the $595,000 allowance for uncollectible accounts receivable from December 31, 2003 balances as remittances for prior quarters' sales were greater than current period sales. Management believes this trend will not continue in the third and fourth quarter of 2004. Inventory decreased by $286,000 from December 31, 2003 to June 30, 2004 as the Company worked down inventories from sales of production systems, notably 120kW drive systems.

Current liabilities decreased by a net of $438,000 from December 31, 2003 to June 30, 2004 due primarily to reductions of outstanding vendor payables primarily due Hyundai Heavy Industries in connection with additional power management and conversion component inventory and Hyundai Autonet for materials associated with the terminated Ballard/Ford Th!nk city program. At June 30, 2004, accounts payable were $151,000 from a balance of $768,000 at December 31, 2003, a decrease of $617,000 or 87%. The offsetting increases of $179,000 during the six-month period were due mainly to draws on our bank line of credit, which are being repaid during the remainder of the year.

Capital lease obligations decreased to $18,000 from $28,000 during the six months ended June 30, 2004, from December 31, 2003 as a result of scheduled payments of these liabilities. Short term notes payable increased by $40,000 during the six months ended June 30, 2004 in connection with the $125,000 purchase of an International Class 8 truck which will be used for demonstration of Enova's new diesel genset powered drive system.

Interest accruing on notes payable increased by $124,000 for the six months ended June 30, 2004 as per the terms of the liabilities discussed in Note 2 of the financial statements.

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

RESULTS OF OPERATIONS

Net revenues for the three and six month periods ending June 30, 2004 were $718,000 and $1,826,000, respectively, as compared with $1,355,000 and $2,694,000 for the corresponding periods in 2003. Net production revenues for the quarter ended June 30, 2004 decreased to $456,000 from $950,000 for the same period in 2003. Net R&D revenues for the quarter ended June 30, 2004 decreased to $262,000 from $405,000 for the quarter ended June 30, 2003, however for the six month period, the decrease was only $30,000 from $728,000 to $698,000 as compared with 2003. For the six months ended June 30, 2004, the decrease in revenues as compared to the prior year was $868,000. The decreases in production and development revenues are a result of an ongoing slowdown in heavy-duty alternative fuel drive system sales as manufacturers assess the various new types of systems on the market. There has been a greater shift to parallel hybrid type systems, however, as yet, no particular type of systems has gained a major foothold. Management's strategy, in this regard, is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution commencing in 2004. To offset this temporary decline in production sales, the Company is aggressively pursuing privately and governmental funded development programs. This allows the Company to increase its revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. Research and development revenues decreased in 2004 to $698,000 from $728,000 during the six-month period in 2003. This decrease was due to customer requirement slippage during the quarter. Research and development revenues are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project, the HEVDP Hickam fuel cell bus program and the Hyundai Motor Company fuel cell project.

Cost of revenues for the three months ended June 30, 2004 decreased to $519,000 from $1,202,000 for the same period in 2003. For the six months ended June 30, 2004, the decrease in cost of revenues was to $1,177,000 from $2,179,000 for the same six-month period in 2003. The decrease in cost of sales is directly attributable to lower sales volumes for these periods.

Internal research, development and engineering expenses decreased in the three months ended June 30, 2004 to $181,000 as compared with $339,000 in the same period in 2003. For the six months ended June 30, 2004, such expenses decreased from $827,000 to $309,000 in 2003. Due to an increase in externally funded development programs and the decrease in the Company's workforce, Enova has allocated less of its own funds to new product development. This reduction in engineering expense is also a result of our cost reduction programs resulting in higher productivity per employee in the areas of new and sustaining development engineering. We continue to allocate engineering resources to the development of our diesel generation motor, upgrading proprietary control software, enhancing DC-DC converters and advance digital inverters and other power management firmware. The Company will continue to seek external funding, however, for a greater percentage of these development costs.

Selling, general and administrative expenses decreased from $879,000 to $449,000 for the three months ended June 30, 2004 from the previous year's comparable period. For the six months ended June 30, 2004, the decrease was from $1,364,000 to $804,000 or over a 41% reduction. These decreases are a direct result of management's cost reduction strategies, which the Company will strive to maintain in 2004 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Interest and financing fees remained relatively constant at approximately $63,000 for the second quarter of 2004, up slightly from the same period in 2003 due to an increase in the interest rate charged per the terms of our long term note.

We incurred a loss from continuing operations of $523,000 in the second quarter of 2004 compared to a loss of $1,151,000 in the second quarter of 2003, which represents a 55% reduction in loss. For the six months ending June 30, 2004, the loss decreased from $1,844,000 to $639,00 or a 65% reduction. As noted above, this decrease is primarily due to aggressive cost reduction strategies implemented by management and increases in productivity throughout company operations. By increasing sales revenues while maintaining these cost management strategies, the Company believes it will be able to reduce its annual loss from operations as compared with prior years results; however, management cannot assure that these results will be achieved.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $97,841,000 at June 30, 2004. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended June 30, 2004 and 2003, we had losses from continuing operations of $523,000 and $1,151,000 respectively on sales of $718,000 and $1,355,000, respectively. For the six months ended June 30, 2004 and 2003, we had losses from continuing operations of $639,000 and $1,844,000 respectively on sales of $1,826,000 and $2,694,000, respectively.

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

Changed Legislative Climate. Our industry is affected by political and legislative changes. In recent years there has been significant public pressure to enact legislation in the United States of America and abroad to reduce or eliminate automobile pollution. Although states such as California have enacted such legislation, we cannot assure you that there will not be further legislation enacted changing current requirements or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric or hybrid electric vehicles. Extensions, modifications or reductions of current federal and state legislation, mandates and potential tax incentives could also adversely affect our business prospects if implemented.

Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States of America at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions ("zero emission vehicles") or reduced tailpipe emissions ("low emission vehicles"). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) is continuing to modify its regulations regarding its mandatory limits for zero emission and low emission vehicles. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President and Chief Executive Officer and its acting Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange
Act) as of the end of the quarter ended June 30, 2004. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal contros over financial  reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 12, 2004, the Company was not involved in any legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the three months ended June 30, 2004, the Company has issued or accrued common stock of Enova to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. For each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee chairperson is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. As of January 2002, this package was amended to include like compensation of $500 in cash and $500 in stock to all committee members in attendance at each committee meeting. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings. In May 2004, the Company's Board of Directors unanimously approved an increase in compensation for outside directors, which doubled the amount of cash and stock paid for the various directors' meetings.

On May 4, 2004, 140,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.15 per share for full board meetings and committee meetings during that the second quarter of 2004. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of June 30, 2004, 3,092,814 shares had been issued under the above compensation plan for Directors.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)        Exhibits:

10.21* Form of finder's fee agreement dated April 1, 2004 between Registrant and The Global Value Investment Portfolio Management Pte Ltd as disclosed in our Form 10-Q for the quarter ended March 31, 2004.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2* Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification Pursuant to 18 U.S.C. Section 1350 of President and Chief Executive Officer.

32.2* Certification Pursuant to 18 U.S.C. Section 1350 of Acting Chief Financial Officer.

* - attached herewith.

 (b)       Reports on Form 8-K

                   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 16, 2004

ENOVA SYSTEMS, INC.
(Registrant)

/s/ LARRY B. LOMBARD
----------------------------------------------------
By: Larry B. Lombard, Acting Chief Financial Officer