Form 10-Q
period 2004-09-30
ENOVA SYSTEMS INC
filed 2004-11-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30 ,2004
                                    ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (_)No (X)

As of November 12, 2004, there were 404,924,000 shares of Common Stock, no par value, 2,747,500 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                            INDEX

                                      ENOVA SYSTEMS, INC.

                                                                                        Page No.
                                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited).........................................3

                  Balance Sheets:
                  September 30, 2004 and December 31, 2003.................................3

                  Statements of Operations:
                  Three and Nine months ended September 30, 2004 and 2003..................4

                  Statements of Cash Flows:
                  Nine months ended September 30, 2004 and 2003............................5

                  Notes to Financial Statements:
                  Nine months ended September 30, 2004 and 2003............................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................10

Item 3.           Quantitative and Qualitative Disclosures about Market Risk..............19

Item 4.           Controls and Procedures.................................................19

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................20
Item 2.           Unregistered Sale of Equity Securities and Use of Proceeds..............20
Item 3.           Defaults upon Senior Securities.........................................20
Item 4.           Submission of Matters to a Vote of Security Holders.....................20
Item 5.           Other Information.......................................................21
Item 6.           Exhibits................................................................22


SIGNATURE         ........................................................................23

CERTIFICATIONS    ........................................................................24


PART 1.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                          As of           As of
                                                                                                       September 30,    December 31,
                                                                                                           2004            2003
                                                                                                         --------        --------
                                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
       Cash                                                                                              $  2,243        $    530
       Accounts receivable                                                                                    500             803
       Inventory                                                                                            1,314           1,606
       Stockholder receivable                                                                                   0               8
       Prepaids and other current assets                                                                      330              78
                                                                                                         --------        --------
            Total Current Assets                                                                            4,387           3,025

PROPERTY AND EQUIPMENT - NET                                                                                  432             481
INVESTMENTS in JOINT VENTURE                                                                                  825             960
OTHER ASSETS                                                                                                  323             404
                                                                                                         --------        --------
TOTAL ASSETS                                                                                             $  5,967        $  4,870
                                                                                                         ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITES:
       Accounts payable                                                                                  $    337        $    768
       Unearned income                                                                                        262               0
       Line of credit                                                                                         229             120
       Accrued payroll and related expense                                                                    160             120
       Other accrued expenses                                                                                  48              98
       Current portion of notes payable and captial lease obligations                                         184             154
                                                                                                         --------        --------
            Total Current Liabilities                                                                       1,220           1,260
ACCRUED INTEREST PAYABLE                                                                                    1,311           1,122
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                                               0               5
NOTES PAYABLE, NET OF CURRENT PORTION                                                                       3,338           3,347
                                                                                                         --------        --------
TOTAL LIABILITIES                                                                                        $  5,869        $  5,734
                                                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES                                                                                   0               0

SHAREHOLDERS' EQUITY/(DEFICIT):
       Series A convertible  preferred stock - No par value;  30,000,000  shares authorized; 2,747,500 and 2,820,000 shares issued and outstanding
         at 9/30/04 and 12/31/03                                                                            1,773           1,837
         liquidating preference at $0.60 per share aggregating $1,680,000 and $1,692,000
       Series B convertible preferred stock - No par value; 5,000,000 shares authorized;
         1,217,000 shares issued and outstanding at 9/30/04 and 12/31/03
         liquidating preference at $2.00 per share aggregating $2,434,000                                   2,434           2,434
       Common Stock - No par value; 750,000,000 shares authorized; 404,909,000
         and 378,341,000 shares issued and outstanding at 9/30/04 and 12/31/03                             88,965          86,054
       Common stock subscribed                                                                                 50              60
       Stock notes receivable                                                                              (1,176)         (1,203)
       Additional paid-in capital                                                                           6,993           7,031
       Accumulated deficit                                                                                (98,941)        (97,077)
                                                                                                         --------        --------
            Total Shareholders' deficit                                                                        98            (864)
                                                                                                         --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)                                                     $  5,967        $  4,870
                                                                                                         ========        ========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.
See notes to financial statements.

ENOVA SYSTEMS, INC.
INCOME and EXPENSE STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                 Three Months Ended                       Nine Months Ended
                                                                    September 30                             September 30
                                                          ---------------------------------------  ---------------------------------
                                                               2004                2003                2004                2003
                                                          -------------       -------------       -------------       -------------
NET REVENUES
      Research and development contracts                  $         217       $         626       $         915       $       1,354
      Production                                          $         189       $         149       $       1,317       $       2,115
                                                          -------------       -------------       -------------       -------------
                                                          $         406       $         775       $       2,232       $       3,469
                                                          -------------       -------------       -------------       -------------

COST OF REVENUES
      Research and development contracts                            113                 563                 606               1,219
      Production                                                    244                 100                 928               1,623
                                                          -------------       -------------       -------------       -------------
                                                                    357                 663               1,534               2,842
                                                          -------------       -------------       -------------       -------------
GROSS MARGIN                                                         49                 112                 698                 627
                                                          -------------       -------------       -------------       -------------

OPERATING EXPENSES:
      Research & development                                         45                  57                 173                 379
      Engineering                                                   153                 101                 334                 606
      Selling, general & administrative                             751                 463               1,555               1,826
      Depreciation and amortization                                  93                  85                 268                 254
                                                          -------------       -------------       -------------       -------------
             Total operating expenses                             1,042                 706               2,330               3,065
                                                          -------------       -------------       -------------       -------------
NET OPERATING LOSS                                                 (993)               (594)             (1,632)             (2,438)

OTHER COSTS AND EXPENSES:
      Interest and financing fees                                    69                  55                 196                 164
      Other (income)/expense                                         42                   3                  44                   3
      Interest income                                                (3)                 (1)                 (8)                 (8)
                                                          -------------       -------------       -------------       -------------
           Total other costs and expenses                           108                  57                 232                 159
                                                          -------------       -------------       -------------       -------------

NET LOSS                                                  $      (1,101)      $        (651)      $      (1,864)      $      (2,597)
                                                          -------------       -------------       -------------       -------------
NET LOSS PER COMMON SHARE:                                $       (0.01)      $       (0.01)      $       (0.01)      $       (0.01)
                                                          =============       =============       =============       =============
WEIGHTED AVERAGE SHARES OUTSTANDING                         389,924,000         364,085,000         389,924,000         364,085,000

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Nine Months Ended September 30
                                                                                                      ------------------------------
                                                                                                        2004                 2003
                                                                                                       -------              -------
OPERATIONS
 Net loss                                                                                              $(1,864)             $(2,597)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
  Change in allowance of uncollectible receivables                                                        (595)                 595
  Depreciation and amortization                                                                            268                  254
  Equity in losses                                                                                         135                    0
  Stock and stock options issued for services                                                               66                  140
  Change in operating assets and liabilities:
      Accounts receivable                                                                                  898                 (389)
      Inventory                                                                                            292                  337
      Stockholder receivable                                                                                 8                   24
      Prepaids and other assets                                                                           (252)                 (64)
      Accounts payable and accrued expenses                                                                 10                  (85)
                                                                                                       -------              -------
               Net cash used by operating activities                                                    (1,034)              (1,785)
                                                                                                       -------              -------

INVESTING:
 Purchases of property, plant and equipment, net of disposals                                             (138)                 (78)
 Investment in joint ventures                                                                                0               (1,000)
                                                                                                       -------              -------
               Net cash used by investing activities                                                      (138)              (1,078)
                                                                                                       -------              -------

FINANCING:
 Borrowing (repayments) on leases and notes payable                                                         16                  (28)
 Borrowing on line of credit                                                                               109                  108
 Proceeds from issuance of common stock, exercise of
  stock options and remittances on stock notes receivable                                                2,760                1,661
                                                                                                       -------              -------
               Net cash provided (used) by financing activities                                          2,885                1,741
                                                                                                       -------              -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                          1,713               (1,122)

CASH AND EQUIVALENTS:

 Beginning of period                                                                                       530                1,868
                                                                                                       -------              -------

 End of period                                                                                         $ 2,243              $   746
                                                                                                       =======              =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                                                                $    66              $    44
  Conversion of Series A preferred stock to common stock                                               $    64              $     5


                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
              For the Nine months ended September 30, 2004 and 2003


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2004 and the interim results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 have been included. The balance sheet at December 31, 2003, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The September 30, 2004 and December 31, 2003 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior periods financial statements to conform with the current periods presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the three and nine months ended September 30, 2004 presented herein are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

From time to time, the Company enters into arrangements with its customers where there are multiple deliverables. In accordance with Emerging Issues Task Force Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", when a company enters into these types of arrangements, the contract is divided into separate units of accounting based on relative fair values, and revenue recognition criteria are assessed separately for each separate unit of accounting. These elements will include product sales, service elements, and fixed-price development elements.

Revenues from Component Sales

Revenues from sales of components are recognized when shipped and title passes to the customer.

Service Revenue

Services revenues are billed and recognized in the period the services are rendered and earned and the collection of the related receivable is probable.

Method of Accounting for Long-Term Contracts

In  accordance  with the American  Institute of  Certified  Public  Accountant's
Statement of Position 81-1, "Accounting for Performance of Certain Construction-Type and Certain Product Type Contracts," the Company records its revenues on long-term, fixed price contracts on the basis of the percentage-of-completion method applied to individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy and collection of the related receivable is probable.

That portion of the total contract price is accrued which is allocable, on the basis of the Company's estimates of the percentage-of-completion, to contract expenditures and work performed. Operating expenses, including indirect costs and administrative expenses, are charged to income as incurred and are not allocated to contract costs.

As these long-term contracts are performed, revisions in cost and profit estimates during the course of the work are recognized in the accounting period in which the facts which require the revision become known.

At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short- and long-term contracts is accrued.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following (in thousands):


                                                   September 30,   December 31,
                                                       2004           2003
                                                     -------        -------
                                                   (unaudited)

Secured subordinated promissory note - CMAC as
exclusive agent for  Non-Qualified  Creditors;
interest  at 3% through  2001,  6% in 2002 and
2003,  and  then at prime  plus 3%  thereafter
through   the  date  of   maturity;   interest
payments are made upon  payment of  principal,
with  principal and interest due no later than
April 2016; with an interest in a sinking fund
escrow with a zero  balance as of December 31,
2003 and September 30, 2004.  The sinking fund
escrow   requires  the  Company  to  fund  the
account with 10% of future  equity  financing,
including   convertible   debt   converted  to
equity,   based  upon   approval  of  the  new
investors  per  the  terms  of  the  note.  No
additions  were made to the sinking  fund with
respect  to the  equity  investment  from  the
accredited investors at the investors' option.         3,332          3,332

Unsecured note payable - Schulz                          120            120

Secured note payable - CCE, Inc.                          40              0

Secured note payable - Microsoft Capital                  18             26
                                                     -------        -------
                                                       3,510          3,478

Less current maturities                                  172            131
                                                     -------        -------

Total                                                $ 3,338        $ 3,347
                                                     =======        =======


NOTE 3 - Tomoe LTA Long-Term Contract

Enova  has  entered  into a  development  and  production  contract  with  Tomoe
Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Completion of the contract will take approximately 15-18 months and is valued at approximately $3.1M. We are recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore we will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. As of September 30, 2004, we recorded revenues of $116,100 related to the development portion of this contract.

NOTE 4 - Shareholders' Equity/(Deficit)

During the third quarter 2004, we received approximately $140,000 in equity capital as a result of our employees exercising incentive stock options, a majority of which expired in July 2004.

On August 19, 2004, 263,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.11 per share for full board meetings and committee meetings during the third quarter of 2004.

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

During the third quarter of 2004, the Company continued to advance its technologies and products for greater market penetration for 2005 and beyond. We continue to develop independently, and in conjunction with the Hyundai-Enova Innovative Technical Center, commercially available heavy-duty, series and parallel hybrid drive systems. Enova continued its expansion into the Asian hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore, respectively. In July of 2004, we entered into an agreement with Tomoe and Hyundai Heavy Industries of Korea for the development and production of eight, 36-ton battery electric locomotives for the Singapore Land Transport Authority for anticipated delivery in late 2005 or early 2006.

During the quarter ended September 30, 2004, we continued to develop and produce electric and hybrid electric drive systems and components for Mack/Volvo, First Auto Works of China, Ford Motor Company (Ford), Wright Bus and Eneco of the United Kingdom, and Tomoe of Japan and several other domestic and international vehicle and bus manufacturers.

Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, train locomotives, transit buses and industrial vehicles as well as in non-transportation applications such as fuel-cell management and power management systems including the EDO minesweeper. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford and Hydrogenics, a fuel cell developer in Canada.

Heavy-Duty  Drive Systems - Buses,  Trucks,  Vans and Other  Industrial  Vehicle
--------------------------------------------------------------------------------
Applications
------------

Enova's primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. Although this market sector has developed more slowly than anticipated, management believes that this area will see significant growth over the next several years. As the Company penetrates more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

During the third quarter of 2004, we introduced our latest hybrid, the HybridPower Series Hybrid, at the Electric Drive Transportation Association's annual symposium in Orlando Florida. The new diesel generator set will deliver 60 kilowatts volts of continuous power and integrates with Enova's 240kW or 120kW drive motors and other digital power management components. The series hybrid genset consists of a 60kW electric motor, a motor controller and a diesel engine meeting stringent Euro 3 or Euro 4 emission specifications. The genset is distinctively designed to allow end users to choose the engine best suited for their commercial needs, permitting a wide variety of engine choices.

In the third quarter of 2004, Enova entered into two development and production contracts for Asian markets. Enova continued its expansion into the Chinese hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore respectively.

Enova's potential in China is growing with the addition of two more bus manufacturers, First Auto Group (FAW) and Top-Electric. Our contract with FAW is for the development and evaluation of a parallel hybrid drive system for FAW's buses in conjunction with the proposed production of up to 1,000 hybrid vehicles for the 2008 Summer Olympics in Beijing. The development contract is scheduled to run through early 2005 and upon successful completion may lead to additional development and production contracts with FAW. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

In Japan, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. has entered into a development and production contract with Enova for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Over the last several years, Enova has successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will be delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems including potential light rail applications.

Wrights Environment, a division of WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, has taken delivery of our series hybrid diesel genset for integration and evaluation in its medium and large bus applications. We are completing negotiations with Wrights to be their exclusive supplier of heavy-duty hybrid drive systems and anticipate such to be completed in the fourth quarter of 2004. Wrights has notified us of additional purchase requirements for 2004 through 2006. At this time, however, there are no assurances that such additional orders will be forthcoming.

EcoPower Technology of Italy continued to purchase components for its hybrid electric drive systems during the first nine months of 2004 for service and maintenance parts for its fleet of buses powered by HybridPowerTM 120kw drive systems. To date, we have sold 42 drive systems to EcoPower, forming one of the largest fleets of hybrid buses in the world. EcoPower is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five Italian cities, namely Turin, Genoa, Brescia, Ferrara and Vicenza. EcoPower has notified Enova of its requirements for additional drive systems in 2005; however, there are no assurances that such additional orders will be forthcoming.

Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 120kW and 240kW drive systems in 2004. There are no assurances, however, that these discussions will result in any sales of the HybridPowerTM 240kW or 120kW drive systems.

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

Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPowerTM 120kW drive systems in its hybrid bus applications, purchased two HybridPowerTM 120kW drive systems for integration into British mini-buses. Eneco plans to order an additional four HybridPowerTM 120kW systems for its hybrid bus programs in 2004 and has notified Enova of their intent for 2005. At this time, however, there are no assurances that such additional orders will be forthcoming.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------

Enova's development and production program for the High Voltage Energy Converter for Ford Motor Company continues to progress in its evaluation phase. These systems will be integrated into approximately 30 Ford Focus FCVs which will be part of an evaluation program being implemented by Ford later in 2004. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however at this time, there are no assurances that such additional orders will be forthcoming.

Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs, noted below in development programs, and other fuel cell powered systems such as the Hyundai fuel cell vehicle noted below under research and development programs.

Enova's fuel cell enabling components are part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company - the Ford Focus FCV-and Hyundai Motor Company - the Hyundai Tucson fuel cell hybrid electric vehicle

- in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation
Project." This government-funded project will last over five years, commencing in late 2004. It is evaluating the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S.

The Company will continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------

We continue to aggressively pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

During the three months ended September 30, 2004, we continued to develop the post-transmission parallel hybrid drive system for Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicle commencing with its Class 8 Refuse Hauler. Mack Trucks currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in late 2004 and followed by an evaluation period of approximately three to nine months. This program has opened several avenues within Mack and Volvo for Enova to develop and manufacture advanced drive system components, including a pre-transmission parallel hybrid for Volvo. However, at this time, there are no assurances that such additional orders will be forthcoming.

Our development contract with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project is in its final stages of functional testing prior to being integrated into the minesweeper as of the third quarter of 2004. We believe that the aggregate value of the program will be approximately $420,000, of which $380,000 was billed in the three quarters of 2004. Although this program also has the potential for additional system sales following the demonstration phase, there are no assurances that such additional orders will be forthcoming.

The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii has been extended for another two years for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

Enova continues its development for Hyundai Motor Company (HMC) of the fuel cell power management and conversion components for Hyundai's latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. During the third quarter of 2004, Enova continued its test and evaluation of this next generation hybrid-electric motor and control unit at Hyundai Motor Company in Korea. Enova is working in conjunction with UTC Fuel Cells, part of the UTC Power unit of United Technologies Corporation. During the nine months ending September 30, 2004, this program generated $223,000 in revenues from development and hardware sales. Although we believe there is potential for further production of these drive system components in early 2005, there can be no assurances at this time that such orders will be realized.

During the three months ended September 30, 2004, Enova delivered a series hybrid, microturbine-powered airport tug to the Hickam U.S. Air Force base in Honolulu Hawaii. The tug, capable of towing a 300,000 lb C-130 or F-15, had its existing drive system completely re-integrated using our HybridPowerTM 120kW drive system and hybrid components. The program was sponsored by the U.S. Transportation Department's Volpe Center in conjunction with the U.S. Air Force. During the fourth quarter of 2004, we contracted with the Hawaii Center for Advanced Transportation Technologies (HCATT) to enhance the drive system for low-speed operations and off-board, auxiliary power systems capability. Upon completion of the evaluation process, there is a potential to re-integrate up to 300 additional tug vehicles.

Also during the third quarter of 2004, we began development on two fuel-cell powered hybrid step vans in conjunction with Hydrogenics of Canada. The first development program is for a step-van for Purolator Courier Ltd, Canada's largest overnight courier company. A fuel cell/battery electric propulsion system is being designed and integrated into a hybrid-electric vehicle (HEV) platform, produced by Enova, to be used in Purolator's delivery fleet. We anticipate this program to be completed in early 2005, after which it will be evaluated for performance. A similar HEV program is also under contract with the HCATT for a step-van for flight-line operations at Hickam Air Force base. This system will be identical to the Purolator vehicle system and is anticipated to be completed in the first quarter of 2004.

Several other programs are in discussion in conjunction with HACTT, the U.S. Air Force, and several other government agencies and private corporations for both fuel cell hybrid and hybrid-electric vehicles. We anticipate finalizing these contracts in early 2005. There can be no assurances at this time, however, that such contracts will be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international manufacturer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Enova continues to seek additional investment capital to fund its operations, development and expansion plans. As of November 12, 2004, there are no firm commitments for such financing.

Enova has a commitment from Hyundai Heavy Industries to invest an additional $1,500,000 in Enova under the same terms as the initial investment, subject to stock price adjustments, in accordance with the terms of the Joint Venture Agreement. This commitment is expected to be received in November 2004 upon approval from Korean government authorities. Additionally, we received approximately $140,000 in equity capital during the nine months ended September 30, 2004 as a result of our employees exercising incentive stock options, a majority of which expired in July 2004. On August 19, 2004, 263,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.11 per share for full board meetings and committee meetings during that the third quarter of 2004.

During the nine months ended September 30, 2004, we spent $1,034,000 in cash on operating activities to fund our net loss of $1,864,000 resulting from factors explained in the following section of this discussion and analysis. Accounts receivable decreased by $303,000 from December 31, 2003 balances as remittances for prior quarters' sales were greater than current period sales. Sales for the third quarter were less than anticipated due to customer schedule delays in several of our development programs and delayed demand for our drive systems. Management believes these delays are finished and customer demand will increase in the first quarter of 2005 based on customer response. Inventory decreased by $292,000 from December 31, 2003 to September 30, 2004 as the Company worked down inventories from sales of production systems, notably 120kW drive systems. Prepaid and other current assets increased by $252,000 from December 31, 2003 to September 30, 2004, primarily as a result of an increase of $211,000 in deposits in conjunction with the Tomoe/LTA project for funds on deposit with HHI for component purchases.

Fixed assets increased by $138,000, exclusive of $187,000 in depreciation accruals, for the nine months ended September 30, 2004. Investments decreased by $135,000 due to equity in losses generated by the Hyundai-Enova ITC joint venture. Other assets decreased by $81,000 for the nine months ended September 30, 2004 strictly due to amortization of patents and other long-term agreements.

Current liabilities maintained an overall net increase of $9,000 from December 31, 2003 to September 30, 2004, due primarily to reductions of outstanding vendor payables offset by increases in deferred revenues and borrowing on our line of credit. The decrease in accounts payable is due to payments made to reduce mines owed to Hyundai Heavy Industries in connection with additional power management and conversion component inventory and Hyundai Autonet for materials associated with the terminated Ballard/Ford Th!nk city program. As of September 30, 2004, all of these prior balances have been paid in full to these two manufacturers. At September 30, 2004, accounts payable were $337,000 compared to a balance of $768,000 at December 31, 2003, a decrease of $431,000 or 56%. These accounts payable balances as of September 30, 2004, have been subsequently paid during the fourth quarter of 2004. The offsetting increases of $346,000 during the nine-month period were due mainly to deferred revenues of $262,000 in connection with funds received from Tomoe on the LTA program which have not yet been earned and draws on our bank line of credit, which are being repaid of the course of the year.

Capital lease obligations decreased to $12,000 from $28,000 during the nine months ended September 30, 2004, from December 31, 2003 as a result of scheduled payments of these liabilities. Short term notes payable increased by $40,000 during the nine months ended September 30, 2004 in connection with the $125,000 purchase of an International Class 8 truck which will be used for demonstration of Enova's new diesel genset powered drive system.

Interest accruing on notes payable increased by $189,000 for the nine months ended September 30, 2004 as per the terms of the liabilities discussed in Note 2 of the financial statements.

The operations of the Company during the third quarter of fiscal 2004 were financed primarily by the funds received on engineering contracts and sales of drive system components as well as cash reserves provided by equity financings. It is management's intention to continue to support current operations through sales of products and engineering contracts, as well as to seek additional financing through private placements and other means to increase inventory reserves and to continue internal research and development.

The future unavailability or inadequacy of financing to meet future needs could force the Company to delay, modify, suspend or cease some or all aspects of its planned operations this year.

RESULTS OF OPERATIONS

Net revenues for the three and nine month periods ending September 30, 2004 were $406,000 and $2,232,000, respectively, as compared with $775,000 and $3,469,000 for the corresponding periods in 2003. Net production revenues for the quarter ended September 30, 2004 increased to $189,000 from $149,000 for the same period in 2003 or from $1,354,000 to $915,000 for the nine-month period. Net R&D revenues for the quarter ended September 30, 2004 decreased to $217,000 from $626,000 for the quarter ended September 30, 2003. For the nine-month period, the decrease was from $2,115,000 to $1,317,000 from 2004 to 2003. The decreases in production and development revenues are a result of an ongoing slowdown in heavy-duty alternative fuel drive system sales as manufacturers assess the various new types of systems on the market. There has been a greater shift to parallel hybrid type systems, however, as yet, no particular type of systems has gained a major foothold. Management's strategy in this regard is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution commencing in 2004. To offset this temporary decline in production sales, the Company is aggressively pursuing privately and governmental funded development programs. This allows the Company to increase its revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. The decrease in R&D revenues is due to customer requirement slippage during the quarter. Research and development revenues are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project, the FAW parallel hybrid program and various HCATT programs.

Cost of revenues for the three months ended September 30, 2004 decreased to $357,000 from $663,000 for the same period in 2003. For the nine months ended September 30, 2004, the decrease in cost of revenues was to $1,534,000 from $2,842,000 for the same nine-month period in 2003. The decrease in cost of sales is directly attributable to lower sales volumes for these periods.

Internal research, development and engineering expenses increased in the three months ended September 30, 2004 to $198,000 as compared with $158,000 in the same period in 2003. For the nine months ended September 30, 2004, such expenses decreased from $985,000 to $507,000 in 2003. The overall year-to-date decrease in these expenses is due to an increase in externally funded development programs and the decrease in the Company's workforce. Enova has therefore allocated less of its own funds to new product development. This reduction in engineering expense is also a result of our cost reduction programs resulting in higher productivity per employee in the areas of new and sustaining development engineering. We continue to allocate engineering resources to the development of our diesel generation motor, upgrading proprietary control software, enhancing DC-DC converters and advance digital inverters and other power management firmware. The Company will continue to seek external funding, however, for a greater percentage of these development costs.

Selling, general and administrative expenses increased from $463,000 to $751,000 for the three months ended September 30, 2004 from the previous year's comparable period. For the nine months ended September 30, 2004, there was a decrease from $1,827,000 to $1,555,000, or a 15% reduction. The increases during the quarter were due primarily to annual shareholder meeting costs and other legal, accounting and travel costs associated with business development and capital raising activities. The year-to-date decreases are a direct result of management's cost reduction strategies, which the Company will strive to maintain in 2004 and beyond in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Interest and financing fees increased slightly to $69,000 for the third quarter of 2004, up slightly from $55,000 for the same period in 2003 due to an increase in the interest rate charged per the terms of our long- term note.

We incurred a loss from continuing operations of $1,101,000 in the third quarter of 2004 compared to a loss of $651,000 in the third quarter of 2003. For the nine months ending September 30, 2004, the loss decreased from $2,598,000 to $1,864,000, or a 28% reduction. As noted above, this decrease is primarily due to aggressive cost reduction strategies implemented by management and increases in productivity throughout company operations. The net loss for the quarter ended September 30, 2004 was higher than the prior year period due to lower revenues as noted above. By increasing sales revenues while maintaining these cost management strategies, the Company believes it will be able to reduce its annual loss from operations as compared with prior years results; however, management cannot assure that these results will be achieved.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $98,941,000 at September 30, 2004. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended September 30, 2004 and 2003, we had losses from continuing operations of $1,101,000 and $651,000 respectively on sales of $406,000 and $775,000, respectively. For the nine months ended September 30, 2004 and 2003, we had losses from continuing operations of $1,864,000 and $2,598,000 respectively on sales of $2,232,000 and $3,469,000, respectively.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President and Chief Executive Officer and its Acting Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange
Act) as of the end of the quarter ended September 30, 2004. Based upon that evaluation of these disclosure controls and procedures, the President and Chief Executive Officer and Acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2004 to ensure that material information relating to the Company was made known to them particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 12, 2004, the Company was not involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

California law prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.

During the three months ended September 30, 2004, the Company has issued, or accrued for issuance, common stock of Enova to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors, as amended to date. For each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member is to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

On August 19, 2004, 263,000 shares of restricted common stock were issued to the Board of Directors at a price of $0.11 per share for full board meetings and committee meetings attended during the third quarter of 2004. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of September 30, 2004, an aggregate of 3,356,451 shares had been issued, or accrued for issuance, under the above compensation plan for Directors.

Item 3.  Defaults Upon Senior Securities:

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held our annual meeting of stockholders on August 17, 2004, at which the following matters were voted upon:

1. Our stockholders voted upon and approved a proposal to approve an amendment to the Restated and Amended Articles of Incorporation increasing the authorized number of shares of Common Stock from 500,000,000 shares to 750,000,000 shares. The results of the voting were as follows:

Number of Shares voted FOR:                        319,766,309
Number of Shares voted AGAINST:                      6,612,447
Number of Shares ABSTAINING:                           377,353
Number of Broker NON-VOTES:                                  0

2. Our stockholders voted upon and approved a proposal to authorize the Board of Directors to effect a reverse stock split of the Company's Common Stock at a specific ratio to be determined by the Board of Directors within a range from one-for-ten to one-for-fifty within a 12 month period from the date of the Annual Meeting;. The results of the voting were as follows:

Number of Shares voted FOR:                        320,676,610
Number of Shares voted AGAINST:                      5,883,617
Number of Shares ABSTAINING:                           195,882
Number of Broker NON-VOTES:                                  0

3. Our stockholders voted upon and approved a proposal to approve an increase in the authorized number of shares under the Enova Systems, Inc. 1996 Stock Option Plan from 45,000,000 shares to 65,000,000 shares. The results of the voting were as follows:

Number of Shares voted FOR:                        246,363,702
Number of Shares voted AGAINST:                      6,776,514
Number of Shares ABSTAINING:                           300,174
Number of Broker NON-VOTES:                         73,315,719

4. Our stockholders voted upon and elected eight (8) individuals to the Board of Directors. The following Directors will serve until the next Annual Meeting of Shareholders or until their respective successors are elected and qualified:

===============================================================================================================
Elected and Re-elected Directors:                                       FOR             ABSTAINED or WITHHELD
--------------------------------                                        ---             ---------------------
===============================================================================================================
Anthony Rawlinson                                                     299,902,409             26,214,565
===============================================================================================================
Carl D. Perry                                                         315,313,145             10,803,829
===============================================================================================================
Edwin O. Riddell                                                      325,349,008                767,966
===============================================================================================================
Bjorn Ahlstrom                                                        325,509,224                607,750
===============================================================================================================
Malcolm R. Currie                                                     325,341,184                775,800
===============================================================================================================
John R. Wallace                                                       325,444,415                672,559
===============================================================================================================
John J. Micek, III (Preferred B)                                          639,135                      0
===============================================================================================================
Donald H. Dreyer (Preferred B)                                            639,135                      0
===============================================================================================================

5. Our stockholders voted upon and approved a proposal to ratify the action of the Board of Directors appointing Singer Lewak Greenbaum & Goldstein LLP as the independent auditors for Enova for the year ended December 31, 2004. The results of the voting were as follows:

Number of Shares voted FOR:                        325,854,143
Number of Shares voted AGAINST:                        444,824
Number of Shares ABSTAINING:                           457,142
Number of Broker NON-VOTES:                                  0

Item 5.  Other Information

None.

Item 6.  Exhibits:

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

Date:    November 15, 2004

ENOVA SYSTEMS, INC.
(Registrant)

/s/  Larry B. Lombard
-----------------------------------------------------
By:  Larry B. Lombard, Acting Chief Financial Officer