Form 10-K
period 2004-12-31
ENOVA SYSTEMS INC
filed 2005-03-31
CIK 922237

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

                   For the fiscal year ended December 31, 2004


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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant's more recently completed second quarter) was $7,958,000. For purposes of this calculation only, (i) shares of Series A and Series B Preferred Stock have been included in the calculation, (ii) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $0.06 per share, and the Series B Preferred Stock is deemed to have a market value of $0.12 per share, based on the average of the bid and ask prices of the Common Stock on June 30, 2004, and (iii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 30, 2005 was 415,601,000.


                                             ENOVA SYSTEMS, INC.

                                        2004 FORM 10-K ANNUAL REPORT

                                              TABLE OF CONTENTS

                                                   PART I
Item 1.  Business.................................................................................        3

Item 2.  Properties................................................................................       15

Item 3.  Legal Proceedings.........................................................................       16

Item 4.  Submission of Matters to a Vote of Security Holders.......................................       16

                                                   PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities.......................................................     17

Item 6.  Selected Financial Data.....................................................................     18

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     19

Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................................     27

Item 8.  Financial Statements and Supplementary Data.................................................     27

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........     27

Item 9A. Controls and Procedures.....................................................................     27

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................     29

Item 11.  Executive Compensation.....................................................................     32

Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..........................................................     35

Item 13.  Certain Relationships and Related Transactions.............................................     37

Item 14.  Principal Accountant Fees and Services.....................................................     37

                                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules.................................................     38


SIGNATURES...........................................................................................     41


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

         Enova's primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. Additionally, Enova management believes that this area will see significant growth over the next several years. As we penetrate more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

         Our website, www.enovasystems.com, contains up-to-date information on us, our products, programs and current events. We are implementing an aggressive strategy to utilize our website and the internet as a prime focal point for current and prospective customers, investors and other affiliated parties seeking data on us.

         During 2004, we experienced a slowdown in sales due to a number of internal and external developments. Internally, we reorganized our senior management by moving our vice president of marketing and sales, Edward Moore, to the position of Chief Operating Officer, which resulted in an interim period without a dedicated sales executive. During the fourth quarter of 2004, we selected Michael Staran to head our marketing department. Additionally, we appointed Edwin Riddell, a director of Enova since 1994, to the position of president and Chief Executive Officer to replace Carl Perry during the third quarter of 2004. Mr. Perry was appointed as our Vice-Chairman. We believe our market focus is more defined with sales and market potential improving during 2005. In 2004, we also continued to see our current and prospective customers seek more development programs, or evaluation systems, than actual demand for production systems. We believe this trend is the reason our current customers ordered additional drive systems and components in the first quarter of 2005 with forecasts to order more during the next three fiscal quarters of 2005. We anticipate potential customers will use references from our current customer base in their decision process which may lessen order cycle timing and increase sales volume.

         Our decreases in production and development revenues are primarily a result of an ongoing slowdown in heavy-duty alternative fuel drive system sales as manufacturers assess the various new types of systems on the market. There has been a greater shift to parallel hybrid type systems. As yet, however, no particular type of systems has gained a major foothold in the marketplaces in which we compete. Management's strategy in this regard is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution which we commenced in 2004. We have developed or are developing a variety of heavy-duty drive system solutions including our series hybrid drive system featuring our diesel generator set; a post-transmission parallel hybrid system and two variations of a pre-transmission parallel hybrid drive system. Many of these systems are currently being utilized in our customer's trucks and buses such as the Mack R-11 refueler vehicle which utilizes our post-transmission parallel hybrid and WrightBus of the United Kingdom's 10m bus which utilizes our series hybrid drive system.

         Additionally, to offset this temporary decline in production sales, we continue to pursue privately and governmental funded development programs. This allows us to increase our revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. The decrease in R&D revenues for the year ended December 31, 2004 is primarily due to customer requirement slippage during the year, all of which, we believe, will be realized in 2005. Research and development revenues are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project, the First Auto Work (FAW) parallel hybrid program and various Hawaii Center for Advanced Transpiration Technologies (HCATT) programs.

         We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of its hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with several parties may result in development and production contracts during 2005 and beyond, there are no assurances that such additional agreements will be realized.

         During 2004, we continued to advance its technologies and products for greater market penetration for 2005 and beyond. We continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center's (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems. Enova continued its expansion into the Chinese hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore, respectively. In July of 2004, we entered into an agreement with Tomoe and Hyundai Heavy Industries of Korea for the development and production of eight, 36-ton battery electric locomotives for the Singapore Land Transport Authority for anticipated delivery in late 2005 to early 2006.

         During the year ended December 31, 2004, we continued to develop and produce electric and hybrid electric drive systems and components for Mack/Volvo, First Auto Works of China, Ford Motor Company (Ford), Wright Bus and Eneco of the United Kingdom, and Tomoe of Japan and several other domestic and international vehicle and bus manufacturers.

         Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, train locomotives, transit buses and industrial vehicles as well as in non-transportation applications such as fuel-cell management and power management systems, including the EDO minesweeper. We have furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford and Hydrogenics, a fuel cell developer in Canada.

         Our potential in China is growing with the addition of two (2) more bus manufacturers, First Auto Group (FAW) and Top-Electric. Our contract with FAW is for the development and evaluation of a parallel hybrid drive system for buses, in conjunction with the proposed/possible production of up to 1,000 hybrid vehicles for the 2008 Summer Olympics in Beijing. The development contract is scheduled to run through early/mid 2005 to deliver three pre-transmission parallel hybrid motors and controllers. FAW has discussed ordering three additional systems in mid 2005 upon completion of the evaluation of the initial systems. Successful completion of this project could lead to additional development and production contracts with FAW, however, we cannot assure that such additional orders will be forthcoming.

         For the year ended December 31, 2004, the following customers accounted for more than ten percent (10%) of our total revenues:

                 Customer                               Percent
                 ----------------------------------------------
                 Ford Motor Company                       16.0%
                 EDO New York                             13.0%
                 Hyundai Motor Company                    10.0%


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

         During 2004, we introduced our latest hybrid, the HybridPower Series Hybrid, at the Electric Drive Transportation Association's annual symposium in Orlando Florida. Enova's new diesel generator set, the power component within the hybrid drive system, delivers 60 kilowatts volts of continuous power, enabling it to integrate seamlessly with Enova's 240kW or 120kW drive motors and other digital power management components. The series hybrid genset consists of a 60kW electric motor, a motor controller and a diesel engine meeting stringent Euro 3 or Euro 4 emission specifications. The genset is distinctively designed to allow end users to choose the engine best suited for their commercial needs, permitting a wide variety of engine choices.

         In early 2004, we sold three HybridPower 120kW drive systems to Tsinghua University in China for fuel cell hybrid bus development. China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World's Expo in Shanghai. China is seeking up to 1,000 full-size hybrid-electric buses to support these global events. We believe Tsinghua is the premier research university in China. Its automotive engineering department selected Enova's drive systems for its government funded hybrid fuel cell bus development. In July 2004, Enova completed negotiations for two development and production contracts for Asian markets. Enova continued its expansion into the Chinese hybrid vehicle markets by securing contracts for hybrid buses and trains in China and Singapore respectively. Enova's potential in China is growing with the addition of two more bus manufacturers, First Auto Works (FAW) and Top-Electric. FAW entered into an agreement with us to purchase three medium-duty, parallel hybrid drive systems, the first of which was delivered in late 2004. Enova now sells its hybrid drive systems to three bus developers in China, including Tsinghua University of China. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

         In Japan, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. has entered into a development and production contract with Enova for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Over the last several years, Enova successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will begin being delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems, including potential light rail applications. During the first quarter of 2005, Tomoe issued a purchase order for three post transmission parallel hybrid drive systems for another train project in South Korea. For the year ended December 31, 2004 we billed approximately $175,000 for these various systems. Although we anticipate additional orders for these systems in 2005 and beyond, there are no assurances that such additional orders will be forthcoming.

         WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-,powered, series hybrid drive systems for their medium and large bus applications. WrightBus ordered 4 120kW drive systems and one 240kW drive system in 2004 for a total of $166,000. In late 2004, we entered into an exclusive agreement with WrightBus for the sale of certain Enova products for specific vehicles in the United Kingdom. WrightBus has issued additional purchase orders for product in 2005 and notified us of their potential requirements for 2005 through 2007. At this time, however, there are no assurances that such additional orders will be forthcoming.

         Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPower 120kW drive systems in its hybrid bus applications, purchased six 120kW systems in 2004 for a total of $170,000. Eneco has notified us of its plans to order additional 120kw systems in 2005 for its bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

         EcoPower Technology of Italy continues to purchase components for its hybrid electric drive systems during 2004 for service and maintenance parts for its fleet of buses powered by HybridPowerTM 120kw drive systems. Since our teaming with EcoPower, we have sold 42 drive systems forming one of the largest fleets of hybrid buses in the world. EcoPower is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five Italian cities namely Turin, Genoa, Brescia, Ferrara and Vicenza. EcoPower notified Enova of its requirements for additional drive systems in 2005, however, there are no assurances that such additional orders will be forthcoming.

         MTrans of Malaysia has integrated two of our standard HybridPower 120kW drive system into a hybrid 10-meter bus with a Capstone microturbine as its power source. MTrans has discussed the potential of utilizing Enova drive systems for all of its hybrid and monorail requirements in 2005 and beyond. At this time, however, there are no assurances that such additional orders will be forthcoming.

         Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 120kW and 240kW drive systems in 2005. There are no assurances, however, that these discussions will result in any sales of the HybridPower 240kW or 120kW drive systems.

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

         Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPowerTM 120kW drive systems in its hybrid bus applications, purchased two HybridPowerTM 90kW drive systems for integration into delivery vans.

         Our 90kW motor controller is also utilized in the parallel hybrid drive system designed for FAW. In conjunction with the 90kW motor, FAW and Enova are evaluating this latest employ of our hybrid technologies. As noted earlier, we anticipate additional demand for these systems. At this time, however, there are no assurances that such additional orders will be forthcoming.

         We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------

         The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle was essentially completed in 2003. This converter is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. Enova delivered 8 additional HVEC production systems to Ford in 2004 valued at approximately $100,000. These systems will be integrated into the Ford Focus FCV which will be part of an evaluation program being implemented by Ford in 2005. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however, at this time, there are no assurances that such additional orders will be forthcoming.

         Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs and other fuel cell powered systems such as the Hyundai fuel cell vehicle. Both of these projects are further detailed in the research and development programs section.

         Enova's fuel cell enabling components are part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company - the Ford Focus FCV- and Hyundai Motor Company - the Hyundai Tucson fuel cell hybrid electric vehicle - in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation Project." This government-funded project, which commenced in late 2004, will last over five years evaluating the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S.

         The Company will continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------

         We  continue  to  aggressively   pursue   government  and  commercially
sponsored development programs for both ground and marine heavy-duty drive system applications.

         Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system continues on schedule. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicles commencing with its Class 8 Refuse Hauler. Mack Trucks currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in mid 2005 followed by an evaluation period of approximately three to nine months. The program generated $150,000 in revenues for us in 2004. This program has opened several avenues within Mack and Volvo for Enova to develop and manufacture advanced drive system components. However, at this time, there are no assurances that such additional orders will be forthcoming.

         Our development contract with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project also continues to progress during the first quarter of 2004.

The electronics package will include Enova's advanced power components including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper's electromagnetic detection system. Our power management and conversion system will be used to provide on-board power to other accessories on the platform. During the second quarter of 2004, Enova completed and presented the hardware to EDO, which is now undergoing functional testing. We believe that the aggregate value of the program will be approximately $420,000, of which $342,000 was received in 2004. Although this program also has the potential for additional system sales following the demonstration phase, there are no assurances that such additional orders will be forthcoming.

         The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii is nearing its completion in June 2005 for three of the vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

         Enova continues its development for Hyundai Motor Company (HMC) of the fuel cell power management and conversion components for Hyundai's latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. During the second quarter of 2004, Enova completed the development of this next generation hybrid-electric motor and control unit based on its prior development work on both light and heavy-duty power-trains for both electric and hybrid-electric vehicle platforms. During 2004, we delivered 8 systems to HMC for test, evaluation and integration into vehicles. Enova is working in conjunction with UTC Fuel Cells, part of the UTC Power unit of United Technologies Corporation, to develop the power electronics for this vehicle. During 2004, this program generated $250,000 in revenues from development and hardware sales. Although we believe there is potential for further production of these drive system components and other development programs in 2005, there can be no assurances at this time that such orders will be realized.

         In the fourth quarter of 2004, Enova completed the design and integration of its 120kw drive system with a Capstone microturbine into a MB4 tow tractor for the U.S. Air Force through a contract with the Volpe National Transportation Systems Center. The objectives of this program include the integration of microturbine technology into the hybrid electric tow tractor, field testing and evaluation of the benefits of microturbine technology in a hybrid electric vehicle, integration of grid-charging technology, DC-DC converter, and a data acquisition system into an electric tow tractor, and validation of the technology effect on the original system and performance. During 2004, the program generated $165,000 in revenues for Enova. There is a potential for other upgrades of this type and we anticipate entering into more of these contracts in 2005 with the U.S. Air Force. There can be no assurances at this time, however, that such contracts will be realized.

         We also commenced a program with Hydrogenics to integrate a HybridPower 120kW hybrid drive system into a step-van for Purolator as a hydrogen fuel cell hybrid vehicle. In integrating this new system, we utilized several new power management systems including our dual 8kW inverter and our Mobile Fuel Cell Generator that utilizes our High Voltage Converters. This fuel cell vehicle application utilized a Hydrogenics 20kW fuel cell power generation module underscoring our technologies ability to optimize fuel cell performance across a range of fuel cell products. The program is in its final stage of evaluation. As a result of this program, we have also commenced a similar fuel cell step van conversion program for HCATT and the U.S. Air Force.

         Also in the fourth quarter of 2004, we commenced integration of a fuel cell powered step-van similar to the aforementioned Hydrogenics program for HCATT and the U.S. Air Force. The program is scheduled to continue through the third quarter of 2005 ending with an evaluation phase. We are experiencing a notable increase in interest from both government and military organizations for our products and integration services. For the year ended December 31, 2004, we billed approximately $96,000 for all of our HCATT programs.

         We intend to establish new development programs with the Hawaii Center for Advanced Transportation Technologies in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

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

         Enova's alliances with other major OEMs in the automotive, transit, commercial and energy sectors continue to expand. In 2004, Enova entered the Chinese hybrid vehicle market with alliances with First Auto Works and Tsinghua University for heavy-duty hybrid drive systems and technologies. Additionally, we expanded on our alliances with Mack/Volvo, Tomoe, Hyundai Motor Company
(HMC), MTrans of Malaysia, Eneco, Hydrogenics of Canada, the Southwest Research Institute, the U.S. Air Force and other commercial and industrial intermediaries and OEMs to find new markets and applications for our products and technologies. We continue our strategy as a "systems integrator" by establishing relationships to utilize other independently developed technologies such as those provided by HHI, UTC Fuel Cells, Hydrogenics and national universities. We have implemented our plans to outsource manufacturing of our components to companies such as HHI, Ricardo, and other Asian manufacturers. We believe that one of our competitive advantages is our ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices.

         Our joint venture alliance with Hyundai Heavy Industries (HHI) is a prime example of our partnering strategy to maximize the utilization of Enova's knowledge and expertise in power management and control. Teaming with HHI may lead to other additive technologies and products which Enova can market to current and prospective customers. The joint venture corporation, Hyundai-Enova Innovative Technology Center (ITC), commenced operations in the second quarter of 2003. The advanced technology center focuses on leading-edge technologies in power management and power conversion for industrial, commercial, residential and vehicle applications. The ITC has been instrumental in bringing our diesel genset system into commercialization. Other projects slated for development for the ITC include commercial inverters and other power management systems which build on Enova's and HHI's technology base. It is our intent to utilize the resources provided through the ITC to optimize Enova's current product line for greater performance and production cost efficiencies, while we continue new research and development for the next generation of digital power management systems for mobile and stationary applications.

Products

         Our focus is digital power management, power conversion, and system integration. Our proprietary software, firmware and hardware manage and control the power that drives a vehicle or device produced under the HybridPowerTM brand name. They convert the power into the appropriate forms required by the vehicle or device, whether DC to AC, AC to DC or DC to DC, and they manage the flow of this energy to protect the battery, the vehicle or device, and the driver or operator. Our systems work "from drive train to drive wheel" for both vehicle and stationary applications.

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

         We are moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas which we have begun to penetrate include energy management in distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. Both of these markets can be served with our existing energy management and power control products. We have entered into agreements, or commenced negotiations, with various alternative power generation manufacturers such as Hydrogenics, Capstone Turbine and Ballard Power as well as others. We believe our enabling technologies will prove beneficial to these types of companies in their strategies to bring these new power systems to commercialization.

         We have embraced fuel cell technology and have begun to develop various power management and control systems to enable fuel cell manufacturers and their ancillary industries to achieve greater efficiencies from their systems. These systems are also designed to provide added reliability and safety by monitoring, adjusting and reporting on operation of the unit.

HybridPowerTM Electric and Hybrid-Electric Drive Systems

         Enova's HybridPower drive system family, along with its drive system accessories are designed to provide our customers with a complete solution to their drive system needs for both light-duty through heavy-duty vehicle markets. Enova's HybridPower hybrid electric drive system provides all the functionality one would find under the hood of an internal combustion engine powered vehicle. The HybridPower system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system includes a gear reduction/differential unit which ensures the desired propulsion and performance. The system is designed to be installed as a "drop in," fully integrated turnkey fashion, or on a modular, "as-needed" basis. Regardless of power source (battery, fuel cell, diesel generator or turbine) the HybridPower electric motor is designed to meet the customer's drive cycle requirements.

The HybridPower drive system family is targeted to meet the demands of light-duty through heavy-duty vehicle markets. Enova's family of light-duty drive systems includes:

         o    30kilowatt (kW), 60kW, 90kW all-electric drives
         o    90kW series-hybrid drive
         o    combinations of these systems based on customer requirements.

Our family of heavy-duty electric drive systems includes:

         o    120kW all-electric drive
         o    120/60kW peak series hybrid system
         o    240/60kW peak series hybrid system
         o    90kW peak mild, pre-transmission parallel hybrid system
         o    100kW peak post-transmission parallel hybrid systems
         o    100kW peak pre-transmission parallel hybrid system.

         Enova's  drive  systems,   in  conjunction  with,  internal  combustion
engines, microturbines, fuel cells, flywheels, and generators sets provide state of the art hybrid-electric propulsion systems.

         Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (ICE), whether piston or turbine. With a hybrid system, a small piston or turbine engine - fueled by gasoline or diesel, compressed natural gas (CNG), methane, etc., in a tank - supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.

         There are two types of hybrid systems: series and parallel. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. In a series hybrid system, the ICE turns the generator, which charges the battery, which -- through a control unit - powers the electric motor, which turns the wheels. In a parallel hybrid system, both the electric motor and the ICE can operate simultaneously to drive the wheels. In both hybrid systems and in pure electric systems, regenerative braking occurs, which assists in the charging of the batteries.

         The parallel hybrid system is ideally suited for conditions where most of the driving is done at constant speed cruising, with a smaller amount of the driving involving random acceleration, such as "up hill" or with "stop and go" conditions. For acceleration, the controller causes the electric motor to kick in to assist the ICE, both running simultaneously. When speed is steady or the ground is flat, only the ICE runs. Additionally, when the batteries are low, the controller causes the ICE and motor to charge the batteries. As a result, the series hybrid system is best suited for starts and stops, and is ideal for applications such as urban transit buses and urban garbage trucks. The design of the series hybrid system is based on a driving cycle with a high percentage of random acceleration conditions.

---------------------------- -------------------------- ----------------------------------------- ------------------------
System                       Applications               Advantages                                Disadvantages
---------------------------- -------------------------- ----------------------------------------- ------------------------
Series                       Driving with high          Optimally-sized IC engine                 Full size electric
Hybrid                       percentage stop and go     Advanced engine/turbine may be used       drive system required
                             and/or hilly terrain       Simplified transmission                   Generator and
                                                        Independent control                       converter required
---------------------------- -------------------------- ----------------------------------------- ------------------------
Parallel                     Driving with high          No generator and converter needed         Complex transmission
Hybrid                       percentage constant        The drive system may be smaller           and clutch system
                             speed cruising                                                       Complex control
                                                                                                  Limited to low speed
                                                                                                  engines
---------------------------- -------------------------- ----------------------------------------- ------------------------

Hybrid Drive Configurations

         Enova has identified three primary configurations based upon how well they meet market needs economic requirements. We have developed all of the relevant technology required to produce these drive systems and is currently introducing the Hybrid Power product line worldwide. All of our innovative hybrid drive systems are compatible with wide range of fuel sources and engine configurations.

Hybrid Drive Motors

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

         The HybridPower drive systems exclusively utilize induction AC motors for their high performance, power density, and low cost. The AC drive system is scaleable and can be customized for different applications. Due to the large operating range that these propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

Hybrid Motor Controllers

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

         Using  our  proprietary  WindowsTM  based  software  package,   vehicle
interfaces and control parameters can be programmed in-vehicle. Real-time vehicle performance parameters can be monitored and collected.

Hybrid Drive Systems

         The Enova hybrid drive family currently includes a 120/60kW peak series hybrid system, a 240/60kW peak series hybrid system, a 90kW peak mild, pre-transmission parallel hybrid system, a 100kW peak post-transmission parallel hybrid systems and our 100kW peak pre-transmission parallel hybrid system to be introduced later this year.

         The Enova HybridPower hybrid-electric drive systems are based on the component building blocks of the electric drive family, including the motor, controller and optional components. As an example, the 120/60 kW series hybrid system uses the 120kW electric drive components to propel the vehicle, and uses a 60kW diesel generator (genset)to generate power while the vehicle is in operation. This synergy of design reduces the development cost of our hybrid systems by taking advantage of existing designs. The diesel genset has been designed to take advantage of many different models of internal combustion engines for greater penetration into the burgeoning heavy-duty hybrid vehicle markets. Enova's genset will accept any engine with an industry standard bell housing and flywheel. Enova's control protocols are designed to easily interface with any standard engine controller with analog throttle inputs. Accessories for these drives include battery management systems, chargers and 12 or 24 volt power supplies.

         Our hybrid systems are designed to work with a variety of hybrid power generation technologies. In our 120/60kW hybrid system, an internal combustion engine connected to a motor and motor controller performs the power generation. Other power options include liquid fueled turbines, such as the Capstone system, fuel cells, such as the Hydrogenics or Ballard system, or many others. In all of these examples, Enova's battery management system provides the power management to allow for proper power control.

Drive System Accessories

         Enova's drive system accessories range from battery management systems to hybrid controllers, to rapid charging systems. These critical components are designed to complement the HybridPower drive system family by providing the elements necessary to create a complete technical solution for alternative energy drive systems.

         Enova's drive system accessories are not only integral, but are also the perfect complement to our drive systems and are designed to provide our customers with a complete solution to their drive system needs.

Battery Care Unit

         Enova's Battery Care Unit (BCU) monitors, manages, protects, and reports on the condition of the vehicles battery pack. It controls and manages battery performance, temperature, voltage and current to avoid harm to the batteries, to the entire system, and to the driver, operator and passengers. It also allows for monitoring for service to the battery and drive system. The BCU reports state-of-charge, amp hours and kilowatt-hours.

         The BCU monitors the battery pack voltage and 28 additional individual voltages with a range of 0 to 18vDC. Optional expansion modules allow 28 additional inputs per module, with up to 16 modules permitted. The BCU has eight user-programmable outputs and four user-programmable inputs to allow full integration into the vehicle. These can be used to customize input and output parameters, and to provide for other custom monitoring and battery pack control. The device is approximately 7.1 inches by 4.3 inches by 1.6 inches.

         The BCU directly interfaces with the HybridPower and other drive systems, and controls the Safety Disconnect Unit (SDU). It is capable of supporting any battery technology, and provides each type with optimized charging and protection algorithms. An internal real-time clock allows the BCU to wake up at user-specified times to initiate battery charging or pack monitoring. A precision shunt allows it to offer a wide dynamic range for monitoring charging and motoring current, without the errors commonly associated with other types of sensors.

         The non-volatile RAM allows the BCU to update, store and report key battery pack parameters such as amp hours, kilowatt-hours and state of change. Using Enova's proprietary Windows -based diagnostic software, the BCU control parameters can be programmed "live" in-vehicle. Additionally, battery performance can be monitored in real-time. Reports can be output to a laptop computer for precise results and "customer friendly" usage.

Hybrid Control Unit

         Enova's Hybrid Control Unit (HCU) continuously monitors the condition of the battery pack through communications with the BCU, monitors the driver commands through communications with the motor controller, and the state of the hybrid generator. Based upon the data received, the HCU provides continuous updates to the hybrid generator with instructions on mode of operation and power level. This innovative control loop ensures that the entire system is optimized to provide quick response to driver commands while providing the best possible system efficiency.

Safety Disconnect Unit

         The Safety Disconnect Unit (SDU) is under the control of the BCU, and allows vehicle systems to easily connect and disconnect from the battery pack, when necessary, to prevent damage or harm. It also disconnects the battery pack during charging, protects it from surges, and constantly verifies that the battery pack is isolated from the vehicle chassis. In the event a ground isolation fault is detected, the BCU commands the SDU to break the battery connection thus ensuring a safe environment for the vehicle and operator. The SDU is available in two configurations to match the requirements of the drive systems.

High Voltage Disconnect Unit

         The High Voltage Disconnect Unit (HVDU) is a reduced feature version of the Safety Disconnect Unit. The pre-charge board has been eliminated in order to provide a lower cost method of safely switching high voltage systems on the vehicle that do not require the soft start feature.

Wiring Harness Connector Kits

         Enova provides complete mating connector kits to help the vehicle OEM with their production process. By using the Enova supplied kit the vehicle manufacturer is ensuring that they will have all of the necessary connectors to complete the vehicle build.

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

20kW bi-directional Fuel Cell Power Conditioning System

         Enova's 20kW bi-directional Fuel Cell Power Conditioning System, originally designed to meet the demands of an automotive Fuel Cell propulsion system, is now being applied to the stationary market for distributed generation applications.

         This unique unit, not much larger than a conventional briefcase, provides a transparent interface between the Fuel Cell or Turbine, the battery pack, accessory loads, and the output load. Fast response time allows the output load to be serviced without interruption while the Fuel Cell or Turbine ramps up.

         This unit is designed to interface directly with the Master Controller of the Stationary Generation System over a CAN bus. Other communications protocols supported are SAE J-1850, RS-232, and RS-485. Our proprietary package diagnostic software allows all key parameters of the Power Conditioner to be monitored and control boundaries to be adjusted.

Fuel Cell Management Unit

         Enova has reconfigured its Battery Management Unit to perform the functions required to monitor, manage, and report on the status of a Fuel Cell Stack. The FCU monitors the fuel cell voltage and 28 additional individual voltages with a range of 0 to 18vDC. Optional expansion modules allow 28 additional inputs per module, with up to 16 modules permitted. The FCU has eight
(8) user-programmable outputs and four (4) user-programmable inputs to allow full integration into the distributed generation system. These can be used to customize input and output parameters, and to provide for other custom monitoring and battery pack control.

Research and Development Strategy

         Enova maintains a strategy of continual enhancement of its current product line and development of more efficient and reliable products for the ever-changing alternative energy sectors. Management believes R&D must be continued in order to remain competitive, minimize production cost and meet our customers' specifications. Because microprocessors and other components continue to advance in speed, miniaturization and reduction of cost, Enova must re-examine its designs to take advantage of such developments. Enova endeavors to fund its R&D through customer contracts where applicable, however it will provide internal funding where technology developed is critical to its future.

         Enova's commitment to advancing technological superiority is evidenced by its internal efforts as well as its joint venture with HHI for future technologies.

Manufacturing Strategy

         Our products are "production-engineered," meaning they are designed so they can be commercially produced without additional development. All formats and files are designed with manufacturability in mind from the start. For the automotive market, Enova designs its products to ISO 900X manufacturing and quality standards. We believe that our redundancy of systems, robustness of design, and rigorous quality standards result in higher performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances the value of the systems to OEM customers.

         We have developed a multi-tiered manufacturing strategy that allows the company to meet the market's demand for high quality production goods while optimizing cost of goods sold across the spectrum of low to high volumes. At the core of this strategy is a strong reliance on pre-selected highly qualified outside manufacturing houses that specialize in various aspects of the manufacturing process. It is through this closely managed outsourcing strategy that Enova is able to achieve improved gross margins while minimizing fixed costs within the organization.

         All tiers of manufacturing of electronic components begin with a complete engineering design package that includes a drawing tree, bill of material, electrical and mechanical drawings, and control software where appropriate. The control software and the design package are internally reviewed, validated, and released through our configuration management process.

         For low volume manufacturing, where volumes are less than 10 to 20 units, the process is similar to that for prototyping. Low volume manufacturing and testing is performed in-house.

         For higher volume manufacturing, Enova has established strategic alliances with ISO-900X certified manufacturers that can take on all aspects of the process from component sourcing, to circuit card assembly, to component assembly, to final unit assembly and test. These completed components and units are shipped to our facility where complete drive systems that meet the customer's unique requirements are packaged and shipped.

         As our market continues to grow and individual customers begin to order higher quantities of fixed drive system configurations, we will transition to a system where the final assembly is drop shipped directly to the end customer. This critical concept has already been discussed with our strategic manufacturing partners.

Competitive Conditions

         Competition within the mobile and stationary hybrid power sector is still somewhat fragmented, although there are indications of some consolidation at this time. The market is still divided into very large players such as Allison, Siemens, BAE and Eaton; or smaller competitors such as ISE Research, Azure Dynamics/Solectria; PEI, Unique Mobility and others. The larger companies tend to still focus on single solutions but maintain the capital and wherewithal to aggressively market such. The smaller competitors offer a more diversified product line, but do not have the market presence to generate significant penetration at this juncture.

         Our research and experience has indicated that our target market segments certainly focus on price, but would buy based on reliability, performance and quality support when presented the life-cycle business model for hybrid technologies for their application. Enova has good indications that many would pay a 10-20% premium for hybrids from a secure vendor providing warrantied performance, quality service and support.

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

Research and Development

         Enova believes that timely development and introduction of new technology and products are essential to maintaining a competitive advantage. We are currently focusing our development efforts primarily in the following areas:

         * Power Control and Drive Systems and related technologies for vehicle applications;
         *    Stationary   Power   Management   and   Conversion   and   related
              technologies;
         * Heavy Duty Drive System development for Buses; Trucks, Industrial, Military and Marine applications
         *    Fuel Cell Generation system power management and process control
         *    Systems Integration of these technologies;
         * Technical and product development under DOE/DOT/DOD and Hyundai Group Contracts
         *    OEM Technical and Product development.

         For the years ended December 31, 2004, 2003 and 2002, we spent $935,000, $799,000, and $1,152,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

         Enova currently holds four U.S. patents and has one patent pending, in power management and control, with an additional patent in crash management safety, which was originally issued in 1997. We also have trademarks or service marks in the United States and have been filing for international patents as well. We continually review and append our protection of proprietary technology. We continue to place emphasis on the development and acquisition of patentable technology, however, a majority of our intellectual property is contained within our software which is best protected under trade secret provision of U.S. patent law. Under such provisions, Enova does not have to publish its proprietary code in order to maintain protection.


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

         Enova relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with its employees, advisors and consultants and non-disclosure agreements with certain of its suppliers and distributors. These agreements may be breached, Enova may not have adequate remedies for any breach or Enova's unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect Enova's products or intellectual property rights to the same extent as do the laws of the United States.

Employees


         As of December 31, 2004, we had 28 full time employees. Additionally, we employ three individuals as independent contractors, engaged on an hourly basis, one of whom is domiciled in South Korea. The departmental breakdown of these individuals includes 4 in administration, 1 in sales, 11 in engineering and research and development, and 12 in production.


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

Item 3. Legal Proceedings


         We may from time to time become a party to various legal proceedings arising in the ordinary course of business. At December 31, 2004, the Company had no known current, pending or threatened litigation.


Item 4.  Submission of Matters to a Vote of Security Holders


         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.


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

                                             Common Stock          Average Daily
                                         High Price    Low Price      Volume
                                         ----------    ---------      ------
Calendar 2003
First Quarter ....................       $   0.09      $   0.06       172,237
Second Quarter ...................       $   0.09      $   0.06       119,057
Third Quarter ....................       $   0.10      $   0.05       465,683
Fourth Quarter ...................       $   0.14      $   0.07       463,240

Calendar 2004
First Quarter ....................       $   0.21      $   0.09     1,000,685
Second Quarter ...................       $   0.19      $   0.09       479,857
Third Quarter ....................       $   0.15      $   0.12       293,817
Fourth Quarter ...................       $   0.15      $   0.09       308,098


         On March 30, 2005, the last reported high bid price of the Common Stock was $0.10 and the last reported low asking price was $0.095. As of March 30, 2005, there were approximately 9,750 holders of record of our Common Stock. As of March 30, 2005, approximately 106 shareholders, many of who are also Common Stock shareholders, held our Series A Preferred Stock. Approximately 34 shareholders as of March 30, 2005 held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Stock Issuances

           In the first quarter of 2004, Enova entered into several stock purchase agreements to issue 16,250,000 shares of our common stock through a private placement offering at $0.12 per share for a total cash purchase of $1,950,000. The funds were received and the shares were issued in April 2004. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. Enova continues to seek additional investment capital to fund its operations, development and expansion plans. Additionally, we received approximately $783,000 in equity capital during the year as a result of our employees exercising incentive stock options, a majority of which expired in July 2004.

         In September 2004, the Company issued 11,335,315 restricted shares of common stock to Hyundai Heavy Industries Co., Ltd. in exchange for $1,500,000 in cash. $1,000,000 of the proceeds from this issuance was used to fund Enova's joint venture interest in the Hyundai-Enova Innovative Technology Center as previously noted, with the $500,000 balance of proceeds to be used for general operations and working capital. The Company relied upon Regulation D, Rule 506 promulgated by the Securities and Exchange Commission and Section 4(2) of the Securities Act of 1933, as amended, as the exemption from registration for the issuance of these shares.

         During 2004, we issued, or accrued for issuance, an aggregate of 701,255 shares of common stock to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors, as amended to date. For each meeting attended in person, each outside director is entitled to receive $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is entitled to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member is entitled to receive $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

         We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of December 31, 2004, an aggregate of 3,539,784 shares had been issued, or accrued for issuance, under the above compensation plan for Directors.

Dividend Policy

         To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2004, Enova had an accumulated deficit of approximately $100,459,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

Item 6.  Selected Financial Data

         The following selected financial data tables set forth selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The statement of income data and balance sheet data for and as of the end of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this 10K.


                                         As of and for the year ended December 31
                                          (in thousands, except per share data),

                                                             2004            2003            2002            2001            2000
                                                          -------------------------------------------------------------------------
NET SALES                                                 $   2,554       $   4,310       $   4,455       $   3,780       $   2,883
COST OF SALES                                                 2,239           3,304           3,784           2,783           2,013
                                                          -------------------------------------------------------------------------
GROSS MARGIN                                                    315           1,006             671             997             870
                                                          -------------------------------------------------------------------------
OTHER COSTS AND EXPENSES
     Research and development                                   925             799           1,152             879             626
     Selling, general and administrative                      2,325           2,919           2,837           2,894           1,999
     Interest and financing fees                                255             234             199             113             174
     Other expenses (income)                                   --               200            --                (7)              6
     Equity in losses of equity method investee                 192              40            --              --              --
     Legal settlements                                         --              --                81             900              75
                                                          -------------------------------------------------------------------------
     Total other costs and expenses                           3,697           4,192           4,269           4,779           2,880
                                                          -------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                              (3,382)         (3,186)         (3,598)         (3,782)         (2,010)
GAIN ON DEBT RESTRUCTURING                                     --              --              --               354           1,551
                                                          -------------------------------------------------------------------------
NET LOSS                                                  $  (3,382)      $  (3,186)      $  (3,598)      $  (3,428)      $    (459)
                                                          =========================================================================
PER COMMON SHARE:
     Loss from continuing operations                      $   (0.01)      $   (0.01)      $   (0.01)      $   (0.01)      $   (0.01)
     Gain on debt restructuring                                --              --              --              --              0.01
                                                          -------------------------------------------------------------------------
     Net loss per common share                            $   (0.01)      $   (0.01)      $   (0.01)      $   (0.01)      $    0.00
                                                          =========================================================================
WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING                                   397,685         334,840         326,390         275,189         235,199
                                                          =========================================================================
     Total Assets                                         $   5,887       $   4,870       $   6,224       $   4,340       $   3,094
                                                          =========================================================================
     Long-term debt                                       $   3,335       $   3,347       $   3,332       $   3,332       $   3,332
                                                          =========================================================================
     Shareholder's equity (deficit)                       $     103       $    (864)      $     287       $    (232)      $  (1,648)
                                                          =========================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read this Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2004 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Certain Factors That May Affect Future Results" and elsewhere in this report.

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

OVERVIEW

         Enova Systems believes it is a leading supplier of efficient, environmentally-friendly digital power components and systems products in conjunction with our associated engineering services. Our core competencies are focused on the development and commercialization of power management and conversion systems for mobile and stationary applications. Enova applies unique `enabling technologies' in the areas of alternative energy propulsion systems for light and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems. Our products can be found in a variety of OEM vehicles including those from Hyundai Motor Company and Ford Motor Company, trucks and buses for First Auto Works of China, Mack Truck, WrightBus of the U.K. and the U.S. Military, as well as digital power systems for EDO, Hydrogenics and UTC Fuel Cells, a division United Technologies.

         Enova's product focus is digital power management and power conversion systems. Its software, firmware, and hardware manage and control the power that drives either a vehicle or stationary device(s). They convert the power into the appropriate forms required by the vehicle or device and manage the flow of this energy to optimize efficiency and provide protection for both the system and its users. Our products and systems are the enabling technologies for power systems.

         The latest state-of-the-art technologies such as hybrid vehicles, fuel cell and micro turbine based systems, and stationary power generation, all require some type of power management and conversion mechanism. Enova Systems supplies these essential components. Enova drive systems are 'fuel-neutral,' meaning that they have the ability to utilize any type of fuel including diesel, liquid natural gas (LNG) or bio-diesel fuels. We also develop, design and produce power management and power conversion components for stationary power generation - both on-site distributed power and on-site telecommunications back-up power applications. These stationary applications also employ fuel cells, microturbines and advanced batteries for power storage and generation. Additionally, Enova performs significant research and development to augment and support others' and our internal related product development efforts.

         Our products are "production-engineered." This means they are designed so they can be commercially produced (i.e., all formats and files are designed with manufacturability in mind, from the start). For the automotive market, Enova designs its products to ISO 9000X manufacturing and quality standards. Enova's redundancy of systems and rigorous quality standards result in high performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances and confirms the value of the systems to OEM customers. Our engineering services focus on system integration support for product sales and custom product design.

         The financial statements present the financial position of Enova Systems, Inc. as of December 31, 2004 and 2003 and the results of operations and cash flows for the year ended December 31, 2004, 2003 and 2002.

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

          Our discussion and analysis of our financial condition and result of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition and potential allowances for doubtful accounts. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our consolidated financial statements:

     o Inventories are priced at the lower of cost or market using standard costs, which approximate actual costs on a first-in, first-out (FIFO) basis. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

         Standard costs are generally re-assessed at least annually and reflect achievable acquisition costs, generally the most recent vendor contract prices for purchased parts, currently obtainable assembly and test labor, and overhead for internally manufactured products. Manufacturing labor and overhead costs are attributed to individual product standard costs at a level planned to absorb spending at average utilization volumes.

         We maintain an allowance against inventory for the potential future obsolescence or excess inventory that is based on our estimate of future sales. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase its allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of sales in the period the revision is made.

     o Stock based compensation - we periodically issue common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is recorded based upon the fair value of our common stock on the date of issuance. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. We have elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For issuances of stock options to employees and directors we measure compensation costs using the intrinsic value method, or APB Opinion No. 25. Stock options granted to non-employees are accounted for under the fair value method. The fair value of stock options granted is calculated using the Black Scholes option pricing model based on the weighted average assumptions as detailed in the notes to our financial statements.

     o Allowance for Doubtful Accounts - we maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Contract Services Revenue and Cost Recognition - The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101 and 104, "Revenue Recognition," and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified. Under FAS Concepts No. 5, revenues are not recognized until earned.

         The Company manufactures proprietary products and other products based on design specifications provided by its customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement. Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined. Contract costs include all direct materials, subcontract and labor costs and other indirect costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.

         These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Over the next few years, we expect to incur losses from operations as we continue to develop future products and market our current products. We will need to raise additional capital through debt or equity financings or collaborative arrangements with industry partners to continue its business operations.

         Our ability to continue as a going concern is dependent on its success at obtaining additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is actively engaged in seeking to raise capital through product licensing, co-development programs, or public or private equity financing. We believe we have demonstrated the ability to raise the necessary funds for our growth and development activities. However, there is no assurance that we will raise capital sufficient to enable us to continue its operations through the end of the fiscal year.

         In the event we are unable to successfully obtain additional capital, it is unlikely that we will have sufficient cash flows and liquidity to finance our business operations as currently contemplated. Accordingly, in the event additional capital is not obtained, we will likely further downsize the organization, defer marketing programs, reduce general and administrative expenses and delay or reduce the scope of research and development projects until we are able to obtain sufficient financing to do so.

         These factors could significantly limit our ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         We are seeking new investment capital to fund research and development and create new market opportunities. In order to fuel our growth in the stationary power market, we will need additional capital to further these development programs and augment our intellectual properties. However, our current sources of funds are not sufficient to provide the working capital for material growth, and we will need to obtain additional debt or equity financing to support such growth. As of March 30, 2005, we continue to seek private accredited investors to purchase Enova common stock. We have been in discussions with several private institutions and investment banks to acquire such financings. As of March 30, 2005, there were no other firm commitments for such funds. Currently, we are seeking up to $10 million in new investment funding.

         Our operations during the year ended December 31, 2004 were financed by development contracts and product sales, as well as from working capital reserves.

         During  the year ended  December  31,  2004,  our  operations  required
$2,156,000 more in cash than was generated. Enova continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable decreased by $281,000 from $803,000, or approximately 35% from the balance at December 31, 2003 (net of write-offs). The decrease is due to a continued delay in acquiring new business in the third and fourth quarters of 2004. We are beginning to observe an increase in sales activity for our drive systems, components and development services which commenced in the fourth quarter of 2004, which we anticipate will increase receivables in future quarters. Inventory decreased slightly by $570,000 from $1,606,000 or 36% from December 31, 2003 balances. The decrease was due to utilization of inventory stock for sales as well as write-offs for obsolete and slow-moving inventory. We charged off approximately $113,000 of this reduction of our inventory relating to raw materials for the Ballard/Ford Th!nk city program which was terminated in 2003. This was inventory specific to that program which we believed may be useable in other components, or would be purchased by third parties, but was not due to our increased focus on the heavy-duty hybrid markets. We also charged off an additional $162,000 in obsolete or slow moving inventory during 2004.

         Prepaid expenses increased by net $226,000 during 2004 from the December 31, 2003 balance of $78,000 or almost 300% due to two customer deposits from Tomoe Engineering totaling $220,000 as an element of the Singapore Land Transit Authority program. These deposits are against component sales which are anticipated to be completed in late 2005 and early 2006.

         Fixed assets increased by $175,000 or 11%, before depreciation, for the year ended December 31, 2004 from the prior year balance of $1,579,000 primarily due to the purchase of our heavy-duty diesel series-hybrid demonstration truck and a company vehicle which accounted for $160,000 of the total. Additional purchases of computer equipment and software accounted for the balance.

         Investments increased by $808,000 during 2004, net of our pro-rata share of losses attributable to the investment, which reflects our forty percent (40%) interest in the Hyundai-Enova Innovative Technology Center as noted elsewhere in this Form 10-K. For the year ended December 31, 2004, the ITC generated a net loss of approximately $481,000, resulting in a charge to Enova of $192,000 utilizing the equity method of accounting for our interest in the ITC. Based on contractual obligations of our Joint Venture Agreement with Hyundai Heavy Industries Co., we made an additional investment of $1,000,000 in 2004 which was funded by HHI through a stock purchase in September 2004 as noted in Part II, Item 5 of this Form 10-K.

         Other assets decreased by $108,000 during 2004 from $404,000 in 2003 as we continued to amortize the asset relating to the Ford Value Participation Agreement. Intellectual property assets, including patents and trademarks remained unchanged at $92,000 at December 31, 2004.

         Accounts payable decreased in 2004 by over 88% from $768,000 at December 31, 2003 to $66,000 at December 31, 2004. We paid down the remaining HHI payables as well as other payables during the year from both cash flows from operations, invested capital and our bank line of credit. Our line of credit balance increased to $229,000 at December 31, 2004 from $120,000 at December 31, 2003 as we utilized such to reduce other liabilities with higher interest rates. Deferred revenue increased to $392,000 during 2004 in conjunction with the Tomoe Singapore project. These revenues will be recognized throughout 2005 and early 2006 as we progress on the development and production phases of that contract. Accrued salaries and wages increased by a net of $74,000 including monies payable to Carl Perry, our former CEO, in conjunction with his agreement with us.

         Accrued interest increased by $256,000 for the year ended December 31, 2004, an increase of 23%. The increase was due to interest on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note as well as the Schulz note payable. Other accrued expenses and payables decreased by $85,000 during 2004 from $98,000 at December 31, 2003 as we paid off the liabilities comprising these amounts during the year.

         The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

         Net sales of $2,554,000 for the twelve months ended December 31, 2004 decreased $1,756,000 or 41% from $4,310,000 during the same period in 2003. The decrease in sales was attributable primarily to those factors listed elsewhere in this Form 10-K. During 2004, we experienced a slowdown in sales due to a number of internal and external developments including personnel changes, and customer delays in ordering caused by continued evaluation of our systems or awaiting orders for their products.

           Our sources of revenue for 2004 came relatively equally from product sales and development contracts. Product sales as a percentage of total revenues of 57% in 2004 were consistent with the 2003 product sales to total revenues percentage of 56%. Sales of our HybridPower 120kW drive systems accounted for a majority of our product sales in 2004. We believe this trend will continue over the next several years. However we continue to seek out and contract for new development programs with both our current partners such as Ford, Mack/Volvo, FAW, Tomoe, Hyundai and our other U.S., Asian and European alliance partners, as well as with new alliances with other vehicle manufacturers and energy companies.

         Cost of sales consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. During 2004, our trend of establishing new customers and strengthening current alliances with customers, such as Tomoe and MTrans in the heavy-duty drive system market continued. Our new customers continue to require additional integration and support services to customize, integrate and evaluate our products. We believe these costs to be initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we gain additional market share. Customers who have been using our products over one year do not incur these same types of initial costs. Cost of sales for the year ended December 31, 2004 decreased $1,065,000, or 32%, from $3,304,000 for the year ended December 31, 2003. This decrease is primarily attributable to the decrease in sales for the year, although we are experiencing a reduction in integration support costs. We anticipate there may be an increase in cost of sales for products in 2005 due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturers. We anticipate this to be offset by a reduction in costs associated with manufacturing these products due to increasing purchases, improving our gross margins. Cost of sales, as a percentage of gross sales were higher than in prior years due to the aforementioned write downs of inventory for the Ford Th!nk program and due to obsolescence. Additionally, during 2004, we modified the method to account for cost of sales to a more accurate approach which includes more detailed analysis of costs associated with the various projects and components we sell.

         Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense increased in 2004 to $925,000 from $799,000 for the same period in 2003, an increase of $126,000, or 16%. During 2004, externally funded research and development from partners such as FAW, Mack/Volvo, Hyundai, and the U.S. Government offset certain costs of development for new products in the areas of mobile and stationary power management and conversion, thereby reducing the need for internal funding. Programs included our new parallel hybrid drive systems, our diesel generation engine/motor system for our heavy-duty drive systems, and upgrades and improvements to our current power conversion and management components. Additionally, we continued to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we should be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

         Selling, general and administrative expenses consist primarily of personnel and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. Selling, general and administrative expenses decreased in 2004 from 2003 levels due to lower consulting, legal, and accounting costs and expenses as well as continued efforts to maintain a reduction in overall non-revenue generating expenditures. For the year ended December 31, 2004, these expenses totaled $2,325,000 from $2,919,000 for the similar period in 2003. This represents a $594,000 decrease, or 20%, in these expenses. We are continually reviewing operations to lower overhead costs and increase operational efficiencies

         For the year ended December 31, 2004, interest and financing fees increased by $21,000 to $255,000, an increase of 8%. The increase was due solely to an increase in 2004 in the interest rate on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note.

         In 2004, we charged off approximately $275,000 in obsolete and slow moving inventory from our books. Approximately 40% of this consisted of raw materials associated with the Ford Th!nk city program which was terminated in 2002. We do not anticipate further material write downs of our inventory.

         Our $3,382,000 net loss for the year ended December 31, 2004 is $196,000 more than the loss incurred in 2003 of $3,186,000, an increase of 6%. The increase is due primarily to write-offs of obsolete and slow-moving inventory during the year increased internal development for new products and costs associated with the annual meeting and other regulatory compliance. Management will continue to seek operational efficiencies and methods to reduce manufacturing and overhead costs as well as increase revenues to enhance our goal of profitability.

During the fourth quarter of fiscal 2004, we:

     o wrote-down inventory by a net of $275,000 for obsolete and slow-moving inventory. We charged off approximately $113,000 of this reduction of our inventory relating to raw materials for the Ballard/Ford Th!nk city program which was terminated in 2002. This was inventory specific to that program which we believed may be useable in other components, or would be purchased by third parties, but was not due to our increased focus on the heavy-duty hybrid markets. We also charged off an additional $162,000 in obsolete or slow moving inventory during 2004. This resulted in an increase of cost of sales by $275,000 for the year.

     o allocated certain expenses to cost of sales, which had been charged to general and administrative expense, based on our improved method of apportioning such costs. This resulted in an increase in cost of sales of approximately $147,000 in the fourth quarter, a portion of which may have been attributable to prior quarters in 2004 but none that we believe would have a material impact on the presentation of those quarters.

    The above two adjustments (i) increased cost of sales by $422,000 in the fourth quarter, (ii) reduced gross profit by $422,000, (iii) increased loss from operations by $275,000 and (iv) reduced net loss by $275,000.

Years Ended December 31, 2003 and 2002

         Net sales of $4,310,000 for the twelve months ended December 31, 2003 decreased $145,000 or 3% from $4,455,000 during the same period in 2002. Our sources of revenue for 2003 came primarily from product sales. Product sales as a percentage of total revenues of 56% in 2003 were consistent to the 2002 product sales to total revenues percentage of 59%. Sales of our HybridPower 120kW drive systems accounted for a majority of our product sales in 2003.

         Cost of sales consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of sales for the year ended December 31, 2003 decreased $480,000, or 12%, from $3,784,000 for the year ended December 31, 2002. This decrease was attributable to follow-on orders from existing customers such as EPT and MTrans, which no longer require as much integration support, and from decreased pricing from our contract manufacturers as our order quantities rise.

         Research and development expense decreased in 2003 to $799,000 from $1,152,000 for the same period in 2002, a decrease of $353,000, or 31%. During 2003, we reduced non-essential expenses for internal research and development without sacrificing that development necessary to maintain our competitive edge in our markets. We supplemented this reduction by teaming with other companies in our sector such as Mack/Volvo, Hyundai, and the U.S. Government to offset the costs of development for new products in the areas of mobile and stationary power management and conversion. Programs included our advanced power management systems for fuel cells, our diesel generation engine/motor system for our heavy-duty drive systems, a dual 8kW inverter, and upgrades and improvements to our current power conversion and management components. Additionally, we continued to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers.

         Selling, general and administrative expenses were further reduced in 2003 from 2002 levels continuing a trend from prior years. Net of the $595,000 AVS bad debt write-off, our selling, general and administrative expenses decreased $513,000 in the year ended December 31, 2003, to $2,324,000 from $2,837,000 for the similar period in 2002. This represents an 18% reduction in these expenses as a result of management's cost reduction programs implemented throughout 2003 including workforce cutbacks, elimination of non-essential expenses and exercising tighter constraint over overhead costs in general.

         For the year ended December 31, 2003, interest and financing fees increased by $22,000 to $242,000, an increase of 10%. The increase was due solely to an increase in 2003 in the interest rate on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note.

         Our $3,186,000 net loss for the year ended December 31, 2003 is $412,000 less than the loss incurred in 2002 of $3,598,000, a decrease of 11%. Excluding the bad debt charge of $595,000 for the AVS bankruptcy and the write-down of the Hawaii tram of $200,000, our loss for the year would have been $1,207,000 less, or $2,391,000 for the year ended December 31, 2003, over 34% lower than that incurred in 2002.

Hyundai-Enova Innovative Technology Center
------------------------------------------

         In September 2003, Hyundai Heavy Industries, Co. Ltd. (HHI) and we funded the Hyundai-Enova Innovative Technology Center (HEITC) to be located at Enova's Torrance headquarters. In connection with the Joint Venture Agreement entered into between the two parties in March 2003, HHI purchased $1,500,000 of common stock of Enova Systems, Inc. HHI purchased 23,076,923 shares representing a 6.2% ownership in Enova. Of this amount, we invested $1,000,000 in the HEITC for a forty percent (40%) ownership interest. HHI invested an additional $1,500,000 for a sixty percent (60%) ownership interest in the HEITC. In September 2004, HHI invested an additional $1,500,000 in Enova and $1,500,000 in the HEITC under the same terms as the initial investment. In this second tranche, HHI purchased 11,335,315 restricted shares of common stock in accordance with the Joint Venture Agreement increasing HHI's ownership to 8.0% in Enova. The joint venture company officially opened in November 2003 to pursue advanced research and development in hybrid automotive and stationary applications for fuel cell technologies.

Recent accounting pronouncements

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based
Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of our shares or other equity instruments, or
(2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.

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

Net Operating Losses. We have experienced recurring losses from operations and had an accumulated deficit of $100,459,000 at December 31, 2004. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the year ended December 31, 2004, 2003 and 2002, we had net losses of $3,382,000, $3,186,000 and $3,598,000, respectively, on sales of $2,554,000, $4,310,000, and $4,455,000, respectively.

Our independent auditors' opinion on our audited financial statements includes a going concern qualification.

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our recurring operating losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicated with any certainty at this time.

The Company's ability to continue as a going concern is dependent on its success at obtaining additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is actively engaged in seeking to raise capital through product licensing, co-promotional arrangements, or public or private equity financing. The Company believes it has demonstrated the ability to raise the necessary funds for the Company's growth and development activities. However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations through the end of the fiscal year.

In the event the Company is unable to successfully obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event additional capital is not obtained, the Company will likely further downsize the organization, defer marketing programs, reduce general and administrative expenses and delay or reduce the scope of research and development projects until it is able to obtain sufficient financing to do so.

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

There are substantial risks involved in the development of unproven products. In order to remain competitive, we must adapt existing products as well as develop new products and technologies. In fiscal years 2004, 2003 and 2002, we spent collectively in excess of $2,850,000 on research and development of new products and technology. Despite our best efforts a new product or technology may prove to be unworkable, not cost effective, or otherwise unmarketable. We can give you no assurance that any new product or technology we may develop will be successful or that an adequate market for such product or technology will ever develop.

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

We are highly dependent on a few key personnel and will need to retain and attract such personnel in a labor competitive market. Our success is largely dependent on the performance of our key management and technical personnel, including Edwin Riddell, our Chief Executive Officer, Larry Lombard, our Chief Financial Officer, Edward Moore, our Chief Operating Officer and Don Kang, our Vice President of Engineering, the loss of one or more of whom could adversely affect our business. Additionally, in order to successfully implement our anticipated growth, we will be dependent on our ability to hire additional qualified personnel. There can be no assurance that we will be able to retain or hire other necessary personnel. We do not maintain key man life insurance on any of our key personnel. We believe that our future success will depend in part upon our continued ability to attract, retain, and motivate additional highly skilled personnel in an increasingly competitive market.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures

         We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).


         Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

         Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our periodic controls evaluation.


Limitations on the Effectiveness of Controls

         Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Scope of the Controls Evaluation

         The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

         Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the Company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines
"material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions.


Conclusions

         Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

          Our directors and executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders and until their successors are duly chosen and qualified, or until they resign or are removed from office in accordance with our By-laws. The following table sets forth certain information with respect to the current Directors and executive officers of Enova:


Name                                   Age         Position
----                                   ---         --------
Anthony N. Rawlinson                   49          Chairman of the Board

Edwin O. Riddell                       62          Chief Executive Officer,
                                                   President and Director

Carl D. Perry                          72          Vice chairman

Bjorn Ahlstrom (1)                     70          Director

Dr. Malcolm Currie (1)                 77          Director

John J. Micek, III (2) (3)             52          Director

Donald H. Dreyer (2)                   67          Director

John Wallace                           56          Director

Larry B. Lombard                       44          Chief Financial Officer

Edward M. Moore                        43          Chief Operating Officer

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.


         Anthony Rawlinson, Chairman of the Board. Mr. Rawlinson was appointed Chairman of the Board in July 1999. He is Managing Director of The Global Value Investment Portfolio Management Pte. Ltd., a Singapore-based international fund management company managing discretionary equity portfolios for institutions, pension funds and clients globally from 1996 to the present. Mr. Rawlinson is also a director of Calvalley Petroleum. a Canadian listed public company with Yemen oil interests and chairman of Cardsoft Inc., a privately-held company which supplies software for a secure Java environment that meets financial standards.

         Edwin O. Riddell, President, CEO and Director. Mr. Riddell was appointed President and Chief Executive Officer on August 20, 2004. Mr. Riddell has been a Director of the Company since 1995. Since 1999, Mr. Riddell has been President of CR Transportation Services, a consultant to the electric vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President, Engineering, working on electric public transportation systems. From 1979 to 1985, he was Vice President, General Manager and COO of Lift-U, Inc., the leading manufacturer of handicapped wheelchair lifts for the transit industry. Mr. Riddell has also worked with Ford, Chrysler, and General Motors in the area of auto design, and has worked as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell has been a member of the American Public Transportation Association's (APTA) Member Board of Governors for over 15 years, and has served on APTA's Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium.

         Carl D. Perry, Director, Vice Chairman of the Board. Mr. Perry served as Chief Executive Officer, President and a Director of the Company until August 2004 when he stepped down from his positions to accept the position of vice chairman of the Board. Mr. Perry served as a Director and as an Executive Vice President of the Company from 1993 until 1997. In 1997, Mr. Perry was elected as Chairman of the Board and Chief Executive Officer of the Company, and was elected President in June 1999. In July 1999, Mr. Perry resigned his position as Chairman of the Board to allow Mr. Anthony Rawlinson to become Chairman.

         Bjorn Ahlstrom, Director. Mr. Ahlstrom was elected to the Board of Directors in June 2004. Mr. Ahlstrom currently is a consultant in the heavy-duty vehicle industry. Mr. Ahlstrom retired as Chairman of Volvo Group North America, Inc. on April 1, 2004. Prior to that, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation from 1971 until 1994. During this term, Volvo North America Corporation owned and operated Volvo's businesses in the United States and Canada. Under Mr. Ahlstrom's leadership,

VNAC grew from a $50 million car importer in the early 1970s to a $6 billion company with manufacturing and marketing operations for cars, trucks, marine engines, and financial services. In 1981, Mr. Ahlstrom received the Royal Order of the North Star from King Carl XVI Gustaf of Sweden. The United States Government awarded him the Medal of Peace and Commerce in 1983. He received the Ellis Island Medal of Honor in 1990. Mr. Ahlstrom has been awarded honorary Doctor of Law degree from St John's University, NY, and Ramapo College of New Jersey.

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

         John R. Wallace, Director. Mr. Wallace was elected as a Director of the Company in 2002. Mr. Wallace retired from the Ford Motor Company in 2002. From 2002 to the present, he has been working independently as a consultant in the alternative energy sector Prior to his retirement, he was executive director of TH!NK Group. He has been active in Ford Motor Company's alternative fuel vehicle programs since 1990, serving first as: Director, Technology Development Programs; then as Director, Electric Vehicle Programs; Director, Alternative Fuel Vehicles and finally Director, Environmental Vehicles. He is past Chairman of the Board of Directors of TH!NK Nordic; he is past chairman of the United
States Advanced Battery Consortium; Co-Chairman of the Electric Vehicle Association of the Americas, and past Chairman of the California Fuel Cell Partnership. He served as Director of Ford's Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

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

         John J. Micek III, Director. Mr. Micek was elected a Director of the Company in April 1999. Mr. Micek has been Managing Director of Silicon Prairie Partners, LP from August 1998 to the present. From June 1997 to August 1998, Mr. Micek was COO of Pelion Systems, Inc. Mr. Micek served as our Vice President, General Counsel and Secretary from March 1994 to March 1997. He also is a practicing attorney specializing in corporate finance and business development in Palo Alto, CA. He is a Board Member of Universal Warranty and also sits on the boards of UTEK Corp., Pelion Systems, Inc., Universal Assurors Agency, Inc., and Armanino Foods.

         Larry B. Lombard, Chief Financial Officer. Mr. Lombard was appointed Chief Financial Officer in November 2004. He was appointed was appointed Chief Financial Officer in November 2004. He has served as Director of Finance and Administration at Enova Systems, Inc. since 1998. Mr. Lombard has over twenty years experience in management and finance for a wide range of companies including software development, insurance, petroleum and banking. He received his BA in Business Economics, University of California at Los Angeles and his MBA in Global Management from the University of Phoenix.

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

Audit Committee

            We have a standing Audit  Committee  established in accordance  with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which is composed of Donald H. Dreyer and John J. Micek, III. The Audit Committee has adopted an Audit Committee Charter, which is on file at our corporate headquarters in Torrance California.

Audit Committee Financial Expert

            As required by the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that one member of our Audit Committee, John J. Micek III, is qualified to be an "audit committee financial expert" within the meaning of SEC regulations. The Board reached its conclusion as to the qualifications of Mr. Micek based on his education and experience in analyzing financial statements of a variety of companies.

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

         We believe, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons, that each of Messrs. Rawlinson, Riddell, Currie, Micek, Wallace and Dreyer, each of whom is a Director of Enova, failed to file on a timely basis one Form 4, each of which Form 4 reported one transaction, namely the issuance of shares of Common Stock in partial payment of directors' fees for August 2004.

Code of Ethics

         Enova has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions, if any. We will provide to any person without charge, upon request, a copy of such code of ethics. Requests should be made in writing to:

         Enova Systems, Inc.
         Larry Lombard, Chief Financial Officer
         19850 S. Magellan Drive
         Torrance, CA  90502

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth all compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers of Enova whose annual salary and bonus exceeded $100,000 for the years ended December 31, 2004, 2003 and 2002 (collectively, the "Named Executive Officers"). Mr. Carl D. Perry was the sole executive officer of Enova whose salary currently exceeded $100,000 prior to December 31, 2003.

Name and Principal Position
---------------------------
                                                           SUMMARY COMPENSATION TABLE
                                                             ANNUAL COMPENSATION
                                                ----------------------------------------------------
                                                Year         Salary                 Bonus
                                                ----         ------                 -----
Edwin O. Riddell (1)                            2004        $114,000                  --
  Chief Executive Officer and President         2003           --                     --
                                                2002           --                     --

Larry B. Lombard (2)                            2004        $127,000                  --
   Chief Financial Officer                      2003           --                     --
                                                2002           --                     --


Edward M. Moore (3)                             2004        $147,000       $30,000 (earned in 2003)
   Chief Operating Officer                      2003           --                     --
                                                2002           --                     --


Carl D. Perry (4)                               2004        $195,000                  --
   Former Chief Executive Officer and           2003        $140,000                  --
  President                                     2002        $150,000       $30,000 (earned in 2000)

(1) Mr. Riddell was elected Chief Executive Officer and president in August 2004. Mr. Riddell commenced employment as a full-time employee in January 2005 at a salary of $208,000 per year. For the period from August 2004 to December 2004, Mr. Riddell was compensated for services on a contractual basis at the rate of $4,000 per week totaling $99,000 in cash during 2004 and $15,000 in director's fees for his service as a director prior to becoming an officer of the company.

(2) Mr. Lombard was elected Chief Financial Officer in November 2004. He was elected Acting Chief Financial Officer in March 2004. Mr. Lombard's annual salary is $145,000 per year. Prior to 2004, Mr. Lombard was not an officer of the Company.

(3) Mr. Moore was elected Chief Operating Officer in March 2004. Mr. Moore's annual salary is $150,000 per year. Prior to 2004, Mr. Moore was not an officer of the Company.

(4) Mr. Perry was elected Chief Executive Officer and president in November 1997 and resigned those positions in August 2004. Mr. Perry's current salary was $120,000 per year which terminated per agreement at December 31, 2004. Upon termination, Mr. Perry is entitled to approximately $75,000 in deferred salary, bonus and vacation pay which will be paid in 2005. Mr. Perry served as Acting Chief Financial Officer during the periods reflected in the above chart through March 6, 2004.


Option/SAR Grants

         The following grants of stock options or stock appreciation rights ("SARs") were made during 2004 to the Named Executive Officers.

                                                Option Grants During Fiscal 2004

                               Number of
                               Securities     Percentage of Total                                   Potential Realizable Value of
                              Underlying     Options Granted to      Exercise                   Assumed Annual Rates of Stock Price
   Name of Individual           Options           Employee in          Price      Expiration        Appreciation for the Option
      and Position              Granted           Fiscal 2004        Per Share      Date                     Term  (1)
      ------------              -------           -----------        ---------      ----        ------------------------------------
                                                                                                        5%               10%
                                                                                                        --               ---
Larry B. Lombard, Chief
Financial Officer             1,000,000                50.0%            $0.115     1-25-06            $ 5,750          $ 11,500
Edward M. Moore, Chief
Operating Officer             1,000,000                50.0%            $0.115     1-25-06            $ 5,750          $ 11,500

(1) Calculated on the basis of $0.115 representing the average of the high bid and low ask prices of the Common Stock on December 31, 2004

Option Exercises and Option Values

         The following table sets forth information concerning option exercises during 2004, and the aggregate value of unexercised options as of December 31, 2004, held by each of the Named Executive Officers:

                                           Aggregated Option/SAR Exercises in 2004
                                           and Option Values at December 31, 2004

                                                                  Number of Securities
                                       Aggregate                 Underlying Unexercised         Value of Unexercised
                                        Option                         Options at             In-the-Money Options at
                                   Exercises in 2004             December 31, 2004 (#)        December 31, 2004 ($) (1)
                              ----------------------------     --------------------------   ---------------------------
                               Shares
                              Acquired on         Value
Name                          Exercise (#)    Realized ($)     Exercisable  Unexercisable   Exercisable    Unexercisable
----                          ------------    ------------     -----------  -------------   -----------    -------------
Edwin O. Riddell                   --               --             --              --            --(1)          N/A

Larry B. Lombard                   --               --            2,000,000        --            --(1)          N/A

Edward M. Moore                 1,133,234        $110,800         2,000,000        --            --(1)          N/A

(1) Calculated on the basis of $0.00 representing the average of the high bid and low ask prices of the Common Stock on December 31, 2004 of $0.115 per share, minus the exercise price.

Compensation of Directors

         During 2004, we issued, or accrued for issuance, an aggregate of 701,255 shares of common stock to the non-executive board members in accordance with the September 1999 Board of Directors compensation package for outside directors, as amended to date. For each meeting attended in person, each outside director is entitled to receive $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is entitled to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member is entitled to receive $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

         We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of December 31, 2004, an aggregate of 3,539,784 shares had been issued, or accrued for issuance, under the above compensation plan for Directors.

Edwin O. Riddell

         The Company entered into a consulting agreement with Edwin Riddell, doing business as CR Transportation Services, wherein the Company compensates CR Transportation at the rate of $4,000 per week plus reasonable expenses for consulting services rendered. Upon Mr. Riddell becoming an employee of Enova in January 2005, this agreement was terminated. Mr. Riddell is not compensated per this agreement when acting in the capacity of a director of the Company. During 2004, the Company paid Mr. Riddell $99,000 in cash for consulting services and expenses and $15,000 for directors fees (which latter amount includes the cash paid and the value of the stock issued to him pursuant to the outside directors' compensation package described above).

Donald Dreyer

         The Company utilizes the consulting service of Donald Dreyer wherein the Company compensates Mr. Dreyer at the rate of $150 per hour plus reasonable expenses for consulting services rendered. Mr. Dreyer is not compensated when acting in the capacity of a director of the Company other than the fees noted above. During 2004, the Company paid Mr. Dreyer $2,000 in cash for consulting services and expenses and $29,000 for directors fees (which latter amount includes the cash paid and the value of the stock issued to him pursuant to the outside directors' compensation package described above).

 Compensation Committee Interlocks and Insider Participation

         The Compensation Committee held two meetings in the year ended December 31, 2004. The Compensation Committee currently consists of Mr. Bjorn Ahlstrom and Dr. Malcolm Currie, neither of who have been officers of the Company. Prior to August 2004, Mr. Edwin Riddell was a member of the Compensation Committee. Mr. .Riddell resigned from the committee upon his appointment as Chief Executive Officer. The Compensation Committee's functions are to establish and apply our compensation policies with respect to our Executive Officers, and to administer our stock option plans.

                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company with respect to beneficial ownership of our Common Stock as of March 30, 2005, by (i) each shareholder known to the Company to own beneficially more than 5% of our Common Stock; (ii) each of our Directors; (iii) the Named Executive Officer; and
(iv) all Executive Officers and Directors as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                                                          Shares                   Percentage of Shares            Voting
                Name                              Beneficially Owned (1)          Beneficially Owned (2)       Percentage (3)
                ----                              ----------------------          ----------------------       --------------
Jagen, Pty., Ltd.                                       145,000,000                      33.53%                    34.41%
9 Oxford Street, South Ybarra 3141
Melbourne, Victoria Australia

Hyundai Heavy Industries, Co.                            34,412,238                       7.96%                     8.17%
1 Cheona-Dong, Dong-Ku
Ulsan, Korea

Citibank N.A                                             29,405,754                       6.80%                     6.98%
111 Wall Street, 8th Floor
New York, NY 10043

Anthony N. Rawlinson                                     25,545,001                       5.91%                     6.06%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502

Edwin O. Riddell                                          1,712,119(4)                   *                         *
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502

Carl D. Perry                                            10,045,045                       2.32%                     2.38%

John J. Micek III                                         1,644,267(5)                   *                         *

Bjorn Ahlstrom                                              114,242                      *                         *

Dr. Malcolm Currie                                          679,369                      *                         *

Donald H. Dreyer                                            620,287                      *                         *

John R. Wallace                                             200,433                      *                         *

Delphi Delco Electronics                                  1,278,720(6)                   *                         *

Jean Schulz                                               1,329,111(7)                   *                         *

Larry B. Lombard                                          2,800,000(8)                   *                         *

Edward M. Moore                                           2,030,000(9)                   *                         *

All directors and executive officers                     45,390,763(10)                  10.50%                     9.70%
as a group (10 persons)

*        Indicates less than 1%

(1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after March 30, 2005.


(2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after March 30, 2005.

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

(4) Includes 1,000,000 shares of Common Stock issuable pursuant to stock options exercisable at a price of $.115.

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

(8) Includes 2,000,000 shares of Common Stock issuable pursuant to stock options exercisable at a price from $.115 to $.16.

(9) Includes 2,000,000 shares of Common Stock issuable pursuant to stock options exercisable at prices from $.0115 to $.20.

(10) Includes 5,000,000 shares of Common Stock issuable pursuant to stock options exercisable at prices from $.115 to $.20 per share and 1,000,000 shares of Common Stock issued to Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2004:

                                            Equity Compensation Plan Information

                                                                                                           Number of securities
                                                                                                           remaining available
                                                                                                                   for
                                                                                                           future issuance under
                                                       Number of securities to      Weighted-average       equity compensation
                                                       be issued upon exercise      exercise price of        plans (excluding
                                                       of outstanding options,     outstanding options,     securities reflected
                                                         warrants and rights       warrants and rights        in column (a))
         Plan category                                           (a)                       (b)                      (c)
         -------------                                           ---                       ---                      ---
         Equity compensation plans approved
         by security holders                                  9,984,167                   $0.14                41,844,000

         Equity compensation plans not
         approved by security holders                              --                       --                         --

           Total                                              9,984,167                   $0.14                41,844,000

         Our board of directors adopted the 1996 Employee and Consultant Stock Option Plan in October 1996 which was subsequently approved by our shareholders in May 1997. A total of 15,000,000 shares were reserved for issuance under the 1996 Plan. Options granted under the 1996 Plan may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, or nonstatutory stock options. The 1996 Plan provides that options may be granted to employees (including officers and directors who are also employees), directors and consultants. Incentive stock options may only be granted to employees. In 1999, our board of directors and shareholders approved an amendment to the 1996 Plan to increase the number of shares of common stock reserved for issuance thereunder by 30,000,000 shares and in 2004, our board of directors and shareholders approved an amendment to the 1996 Plan to increase the number of shares of common stock reserved for issuance thereunder by 20,000,000 shares, bringing the total number of shares issuable under the 1996 Plan to 65,000,000. The share increases to the 1996 Plan assured that a sufficient reserve of common stock are available to provide us with the continuing opportunity to utilize equity incentives to attract and retain the services of employees essential to our long-term growth and financial success. A copy of the actual 1996 Plan document was previously filed with the Securities and Exchange Commission.

         Options granted under the amended 1996 Plan will vest over such periods as may be determined by the board of directors and will generally have an exercise price equal to the closing price for our stock on the NASDAQ OTC Bulletin Board on the last trading day immediately prior to the date of grant. As of December 31, 2004, the Company had reserved 41,844,000 common shares for issuance under the 1996 Plan, as amended. Options to purchase 2,000,000 shares of Enova common stock were granted to employees in 2004.

Item 13. Certain Relationships and Related Transactions

         The following are certain transactions entered into between Enova and its officers, directors and principal shareholders and their affiliates since January 1, 2004.

         During 2004, Hyundai Heavy Industries, Co. (HHI) purchased 11,335,315 shares increasing their ownership in Enova Systems, Inc. to 7.96%. Additionally, during 2004, we purchased from HHI approximately $246,000 in components, materials and services for manufacture of our drive systems and power management systems. These purchases were made on terms and conditions equal to or better than our standard commercial terms with other vendors. At the year ended December 31, 2004, our outstanding payables balance due HHI was approximately $2,000.

         The Company entered into a consulting agreement with Edwin Riddell, doing business as CR Transportation Services, wherein the Company compensates CR Transportation at the rate of $4,000 per week plus reasonable expenses for consulting services rendered. Upon Mr. Riddell becoming an employee of Enova in January 2005, this agreement was terminated. Mr. Riddell is not compensated per this agreement when acting in the capacity of a director of the Company. During 2004, the Company paid Mr. Riddell $99,000 in cash for consulting services and expenses and $15,000 for directors fees (which latter amount includes the cash paid and the value of the stock issued to him pursuant to the outside directors' compensation package described above).

         Pursuant to a written agreement approved by the Board of Directors and its Audit Committee, a finder's fee of $92,500 was accrued to be paid, through the issuance of restricted shares of common stock in Enova, totaling 608,553 shares at a price of $0.15 per share, in conjunction with a private placement funding in the first quarter of 2004 to The Global Value Investment Portfolio Management Pte Ltd, a Singapore Company which is substantially owned by two affiliated parties: Anthony Rawlinson, Chairman of the Board of our Company and Borl partnership, owned by Boris Liberman Family Trusts, which is also affiliated with Jagen Pty Ltd., a large affiliate shareholder in Enova. Said shares were subsequently issued in the first quarter of 2005.

Item 14. Principal Accountant Fees and Services

         Singer Lewak Greenbaum & Goldstein LLP were engaged on November 21, 2003 to audit our financial statements for the fiscal year ended December 31, 2004 and 2003. Moss Adams, LLP served as our auditors prior to November 21, 2003 and audited our financial statements for the fiscal year ended December 31, 2002.

Audit Fees
----------

         The aggregate fees billed during the last two fiscal years for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of Enova's financial statements for the fiscal year ended December 31, 2004 and for its review of financial statements included in Enova's Form 10-Q-s during the last two fiscal years and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $73,970 for fiscal 2004 and $7,500 for fiscal 2003.

         The aggregate fees billed during the last two fiscal years for professional services rendered by Moss Adams, LLP for its review of financial statements included in Enova's Form 10-Q-s and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $31,050 for fiscal 2003 and $87,210 for fiscal 2002.

Audit-Related Fees
------------------

         Singer Lewak Greenbaum & Goldstein LLP did not perform for Enova any assurance and related services that were reasonably related to the performance of the audit of our financial statements for the fiscal year ended December 31, 2004.

         Moss Adams, did not perform for Enova any assurance and related services that were reasonably related to the performance of the audit of our financial statements for the fiscal year ended December 31, 2004.

Tax Fees
--------

         Singer Lewak Greenbaum & Goldstein LLP did not perform for Enova any tax compliance, tax advice and tax planning services in fiscal 2003 or fiscal 2004.

         Moss Adams, LLP did not perform for Enova any tax compliance, tax advice and tax planning services in fiscal 2003.

All Other Fees
--------------

         Neither Singer Lewak Greenbaum & Goldstein LLP nor Moss Adams, LLP performed any other services for fees other than audit fees in fiscal 2004 or 2003.

                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a)1.      Financial Statements

           The financial statements filed as a part of this report are identified in the Index to Financial Statements on page F-1.

(a)2.      Financial Statement Schedule

           No financial statement schedules are filed as a part of this report.

(a)3.      Exhibits

           See Item 15 (c) for Index of Exhibits.

(b)        Reports on Form 8-K

           On February 2, 2005, Registrant filed a Form 8-K, with date of earliest event reported of September 20, 2004, reporting under items 1 and 3.

(c)        Exhibits

Exhibit Number                             Description
--------------                             -----------

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

10.19 Form of Stock Purchase Agreement dated March 30, 2004 between Registrant and various investors. (filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-Q for Three Months ended March 31, 2004 and incorporated herein by reference).

10.20 Form of Registration Rights Agreement dated March 30, 2004 between Registrant and various investors. (filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q for Three Months ended March 31, 2004 and incorporated herein by reference).

10.21 Form of Finder's Fee agreement dated April 1, 2004 between Registrant and The Global Value Investment Portfolio Management Pte Ltd as disclosed in our Form 10-Q for the quarter ended March 31, 2004. (filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-Q for Six Months ended June 30, 2004 and incorporated herein by reference).

23.1* Consent of Singer Lewak Greenbaum & Goldstein LLP, Independent Registered Public Accounting Firm

23.2*      Consent of Moss Adams, LLP, Independent  Registered Public Accounting
           Firm

24*        Power of Attorney (included on signature page)

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*        Certification Pursuant to 18 U.S.C. Section 1350
----------------------
*            Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.


By:      /s/   Larry B. Lombard
   --------------------------------
Larry B. Lombard, Chief Financial Officer

Dated: March 31, 2005

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry B. Lombard, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                Title                           Date
---------                                                -----                           ----
/s/   Larry B. Lombard                       Chief Financial Officer
-------------------------------------        (Principal Financial Officer)          March 31, 2005
Larry B. Lombard


  /s/   Edwin O. Riddell                     Chief Executive Officer                March 31, 2005
-------------------------------------        and Director
Edwin O. Riddell                             (Principal Executive Officer)


  /s/   Anthony N. Rawlinson                 Chairman                               March 31, 2005
------------------------------------
Anthony N. Rawlinson

   /s/   Carl D. Perry                       Vice Chairman                          March 31, 2005
-------------------------------------
Carl D. Perry

  /s/ Malcolm Currie                         Director                               March 31, 2005
-------------------------------------
Malcolm Currie

  /s/   Bjorn Ahlstrom                       Director                               March 31, 2005
-------------------------------------
Bjorn Ahlstrom

  /s/   John J. Micek, III                   Director                               March 31, 2005
-------------------------------------
John J. Micek, III

  /s/   Donald H. Dreyer                     Director                               March 31, 2005
-------------------------------------
Donald H. Dreyer

  /s/   John R. Wallace                      Director                               March 31, 2005
-------------------------------------
John R. Wallace


                                                             ENOVA SYSTEMS, INC.
                                                            FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                               DECEMBER 31, 2004, 2003, AND 2002

                                                             ENOVA SYSTEMS, INC.
                                                                        CONTENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------


                                                                         Page

REPORT OF INDEPENDENT REGISTERED
           PUBLIC ACCOUNTING FIRM                                       F1 - F2

FINANCIAL STATEMENTS

       Balance Sheets                                                   F3 - F5

       Statements of Operations                                            F6

       Statements of Stockholders' Equity (Deficit)                     F7 - F8

       Statements of Cash Flows                                         F9 - F10

       Notes to Financial Statements                                   F11 - F28

SUPPLEMENTAL INFORMATION

       Report of Independent Registered Public
           Accounting Firm on Financial Statement Schedule                F30

       Valuation and Qualifying Accounts - Schedule II                    F31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Enova Systems, Inc.
Torrance, California

We have audited the balance sheets of Enova Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 10, 2005

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Enova Systems, Inc.

We have audited the statements of operations, stockholders' equity, and cash flows of Enova Systems, Inc., for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Enova Systems, Inc.'s, operations and cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                              /s/ MOSS ADAMS LLP

Santa Rosa, California
February 24, 2003

                                                             ENOVA SYSTEMS, INC.
                                                                  BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------

                                     ASSETS

                                                           2004          2003
                                                        ----------    ----------

Current assets
      Cash and cash equivalents                         $1,575,000    $  530,000
      Accounts receivable                                  522,000       803,000
      Inventories and supplies                           1,036,000     1,606,000
      Note receivable - related party                         --           8,000
      Prepaid expenses and other current assets            304,000        78,000
                                                        ----------    ----------

              Total Current Assets                       3,437,000     3,025,000

Property and equipment, net                                387,000       481,000
Equity method investment                                 1,768,000       960,000
Other assets                                               296,000       404,000
                                                        ----------    ----------
Total assets                                            $5,888,000    $4,870,000
                                                        ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                                  BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                            2004         2003
                                                         ----------   ----------

Current liabilities
      Accounts payable                                   $   66,000   $  768,000
      Deferred revenues                                     392,000         --
      Line of credit                                        229,000      120,000
      Accrued payroll and related expense                   194,000      120,000
      Other accrued expenses                                 13,000       98,000
      Current portion of notes payable                      166,000      131,000
      Current portion of capital lease obligations            6,000       23,000
                                                         ----------   ----------

              Total current liabilities                   1,066,000    1,260,000

Accrued interest payable                                  1,378,000    1,122,000
Capital lease obligations, net of current portion              --          5,000
Notes payable, net of current portion                     3,341,000    3,347,000
                                                         ----------   ----------

              Total liabilities                          $5,785,000   $5,734,000
                                                         ----------   ----------

Commitments and contingencies


   The accompanying notes are an integral part of these financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                                  BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (continued)


                                                                             2004             2003
                                                                        -------------    -------------
Stockholders' equity (deficit)
      Series A convertible preferred stock - no par value
        30,000,000 shares authorized
        2,748,000 and 2,820,000 shares issued and
        outstanding
        Liquidating preference at $0.60 per share, aggregating
        $1,648,507 and $1,692,000                                       $   1,774,000    $   1,837,000
      Series B convertible preferred stock - no par value
        5,000,000 shares authorized
        1,217,000 and 1,217,000 shares issued and outstanding
        Liquidating preference at $2 per share aggregating $2,434,000       2,434,000        2,434,000
      Common Stock, no par value
        500,000,000 shares authorized
        415,265,000 and 378,341,000 shares issued and
        outstanding                                                        90,465,000       86,054,000
      Common stock subscribed                                                 165,000           60,000
      Stock notes receivable                                               (1,176,000)      (1,203,000)
      Additional paid-in capital                                            6,900,000        7,031,000
      Accumulated deficit                                                (100,459,000)     (97,077,000)
                                                                        -------------    -------------
              Total stockholders' equity (deficit)                            103,000         (864,000)
                                                                        -------------    -------------
Total liabilities and stockholders' equity (deficit)                    $   5,888,000    $   4,870,000
                                                                        =============    =============



   The accompanying notes are an integral part of these financial statements.


                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                            STATEMENTS OF OPERATIONS
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                            2004                   2003                   2002
                                                                        -------------          -------------          -------------
Net revenues
      Research and development contracts                                $   1,070,000          $   1,889,000          $   1,843,000
      Production                                                            1,484,000              2,421,000              2,612,000
                                                                        -------------          -------------          -------------
            Total net revenues                                              2,554,000              4,310,000              4,455,000
                                                                        -------------          -------------          -------------

Cost of revenues
      Research and development contracts                                      499,000              1,326,000              1,288,000
      Production                                                            1,627,000              1,978,000              2,496,000
      Writedown Ford Think program inventory                                  113,000                   --                     --
                                                                        -------------          -------------          -------------
            Total cost of revenues                                          2,239,000              3,304,000              3,784,000
                                                                        -------------          -------------          -------------
Gross profit                                                                  315,000              1,006,000                671,000
                                                                        -------------          -------------          -------------

Other costs and expenses
      Research & development                                                  925,000                799,000              1,152,000
      Selling, general & administrative                                     2,325,000              2,919,000              2,837,000
      Interest and financing fees, net                                        255,000                234,000                199,000
      Equity in losses of equity method investee                              192,000                 40,000                   --
      Asset impairment                                                           --                  200,000                   --
      Legal settlements                                                          --                     --                   81,000
                                                                        -------------          -------------          -------------
            Total other costs and expenses                                  3,697,000              4,192,000              4,269,000
                                                                        -------------          -------------          -------------

Net loss                                                                $  (3,382,000)         $  (3,186,000)         $  (3,598,000)
                                                                        =============          =============          =============


Basic loss and diluted loss per share                                   $       (0.01)         $       (0.01)         $       (0.01)
                                                                        =============          =============          =============

Weighted-average number of
    shares outstanding                                                    397,435,175            334,839,700            326,390,422
                                                                        =============          =============          =============

   The accompanying notes are an integral part of these financial statements.


                                                                                                                 ENOVA SYSTEMS, INC.

                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                      Convertible Preferred Stock
                                   ---------------------------------------------------------------
                                              Series A                       Series B                           Common Stock
                                   -----------------------------     -----------------------------      ----------------------------
                                       Shares           Amount           Shares           Amount          Shares            Amount
                                   ------------    -------------     ------------    -------------      -----------    -------------
Balance, December 31, 2000            2,844,000    $   1,867,000        1,217,000    $   2,434,000      244,249,000    $  75,680,000
Issuance of common stock for
         Exercise of warrants                                                                            50,000,000        3,000,000
         Exercise of options                                                                              1,805,000          181,000
         Services                                                                                           448,000           98,000
         Legal settlement                                                                                 6,000,000          900,000
Warrants issued for
     value participation
     agreement
Net loss                                   --                                 --                              --
                                   ------------    -------------     ------------    -------------      -----------    -------------

Balance, December 31, 2001            2,844,000        1,867,000        1,217,000        2,434,000      302,502,000       79,859,000
Conversion of Series
     A preferred stock                  (20,000)         (25,000)                                            20,000           25,000
Issuance of common
     stock for
         Cash, net of offering
              costs of $206,000                                                                          41,100,000        3,904,000
         Exercise of options                                                                                 30,000            3,000
         Services                                                                                         1,242,000          190,000
         Legal settlement                                                                                   300,000           45,000
Stock notes receivable
Net loss
                                   ------------    -------------     ------------    -------------      -----------    -------------


                                                         Common Stock

                                            Subscribed               Stock          Additional
                                   ----------------------------       Notes          Paid-In        Accumulated
                                      Shares          Amount       Receivable        Capital          Deficit          Total
                                   ------------   -------------   -------------    -------------   -------------    -------------
Balance, December 31, 2000               45,000   $      13,000   $  (1,149,000)   $   6,372,000   $ (86,865,000)   $  (1,648,000)
Issuance of common stock for
         Exercise of warrants                                                                                           3,000,000
         Exercise of options                                            (59,000)                                          122,000
         Services                       955,000         147,000                                                           245,000
         Legal settlement                                                                                                 900,000
Warrants issued for
     value participation
     agreement                                                                           577,000                          577,000
Net loss                                     --                                                       (3,428,000)      (3,428,000)
                                   ------------   -------------   -------------    -------------   -------------    -------------

Balance, December 31, 2001            1,000,000         160,000      (1,208,000)       6,949,000     (90,293,000)        (232,000)
Conversion of Series
     A preferred stock                                                                                                        --
Issuance of common
     stock for
         Cash, net of offering
              costs of $206,000       1,000,000          100,000                                                        4,004,000
         Exercise of options                                                                                                3,000
         Services                      (628,000)        (130,000)                                                          60,000
         Legal settlement                                                                                                  45,000
Stock notes receivable                                                                     5,000                            5,000
Net loss                                                                                              (3,598,000)      (3,598,000)
                                   ------------   -------------   -------------    -------------   -------------    -------------



                                                                                                                 ENOVA SYSTEMS, INC.

                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      Convertible Preferred Stock
                                   ---------------------------------------------------------------
                                              Series A                       Series B                           Common Stock
                                   -----------------------------     -----------------------------      ----------------------------
                                       Shares           Amount           Shares           Amount          Shares            Amount
                                   ------------    -------------     ------------    -------------      -----------    -------------
Balance, December 31, 2002            2,824,000    $   1,842,000        1,217,000    $   2,434,000      345,194,000    $  84,026,000
Conversion of Series
     A preferred stock                   (4,000)          (5,000)                                             4,000            5,000
Issuance of common
     stock for
         Cash                                                                                            23,077,000        1,500,000
         Issuance of subscribed
              common stock                                                                                1,000,000          100,000
         Exercise of options                                                                              8,694,000          389,000
         Stock option
         Services                                                                                           372,000           34,000
Net loss
                                   ------------    -------------     ------------    -------------      -----------    -------------

Balance, December 31, 2003            2,820,000    $   1,837,000        1,217,000    $   2,434,000      378,341,000    $  86,054,000
Conversion of Series
     A preferred stock                  (73,000)         (63,000)                                            73,000           63,000
Issuance of common stock for
         Cash                                                                                            27,585,000        3,450,000
         Issuance of subscribed
              common stock                                                                                  367,000           60,000
         Exercise of options                                                                              8,464,000          783,000
         Stock option conversions                                                                           321,000           39,000
         Services                                                                                           114,000           16,000
Net loss
                                   ------------    -------------     ------------    -------------      -----------    -------------

Balance, December 31, 2004            2,747,000    $   1,774,000        1,217,000    $   2,434,000      415,265,000    $  90,465,000
                                   ============    =============     ============    =============      ===========    =============



                                                         Common Stock

                                            Subscribed               Stock          Additional
                                   ----------------------------       Notes          Paid-In        Accumulated
                                      Shares          Amount       Receivable        Capital          Deficit          Total
                                   ------------   -------------   -------------    -------------   -------------    -------------
Balance, December 31, 2002            1,372,000   $     130,000   $  (1,203,000)   $   6,949,000   $ (93,891,000)   $     287,000
Conversion of Series
     A preferred stock                                                                                                       --
Issuance of common
     stock for
         Cash                                                                                                           1,500,000
         Issuance of subscribed
              common stock           (1,000,000)        (100,000)                                                            --
         Exercise of options                                                                                              389,000
         Stock option                                                                     82,000                           82,000
         Services                       754,000           30,000                                                           64,000
Net loss                                                                                              (3,186,000)      (3,186,000)
                                   ------------   -------------   -------------    -------------   -------------    -------------

Balance, December 31, 2003            1,126,000   $      60,000   $  (1,203,000)   $   7,031,000   $ (97,077,000)   $    (864,000)
Conversion of Series
     A preferred stock                                                                                                        --
Issuance of common stock for
         Cash                                                            27,000                                         3,477,000
         Issuance of subscribed
              common stock           (1,126,000)         (60,000)                                                             --
         Exercise of options                                                                                              783,000
         Stock option conversions                                                        (39,000)                             --
         Services                     1,196,000          165,000                         (92,000)                          89,000
Net loss                                                                                              (3,382,000)      (3,382,000)
                                   ------------   -------------   -------------    -------------   -------------    -------------

Balance, December 31, 2004            1,196,000   $     165,000   $  (1,176,000)   $   6,900,000   $(100,459,000)   $     103,000
                                   ============   =============   =============    =============   =============    =============

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                                                  2004                 2003                 2002
                                                                              -----------          -----------          -----------
Cash flows from operating activities
    Net loss                                                                  $(3,382,000)         $(3,186,000)         $(3,598,000)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                                                377,000              351,000              134,000
     Provision for asset impairment                                                  --                200,000                 --
     Equity in losses                                                             192,000               40,000                 --
     Issuance of common stock for services                                         89,000               34,000               60,000
     Issuance of common stock for
       legal settlement                                                              --                   --                 45,000
     (Increase) decrease in
         Accounts receivable                                                      281,000              457,000              (19,000)
         Inventory  and supplies                                                  570,000               48,000             (727,000)
         Note receivable - related party                                            8,000               24,000               25,000
         Prepaid expenses and other current assets                               (226,000)              29,000              (20,000)
         Other assets                                                                --                (14,000)              76,000
     Increase (decrease) in
         Accounts payable                                                        (702,000)            (424,000)           1,025,000
         Accrued expenses                                                         (11,000)            (112,000)              87,000
         Deferred revenues                                                        392,000                 --                   --
         Accrued interest payable                                                 256,000              234,000              212,000
                                                                              -----------          -----------          -----------
Net cash used by operating activities                                          (2,156,000)          (2,319,000)          (2,700,000)
                                                                              -----------          -----------          -----------

Cash flows from investing activities
    Purchases of property and equipment                                       $  (175,000)         $  (113,000)         $  (613,000)
                                                                              -----------          -----------          -----------
Net cash used in investing activities                                            (175,000)            (113,000)            (613,000)
                                                                              -----------          -----------          -----------

Cash flows from financing activities
       Net increase from line of credit                                       $   109,000          $   106,000          $    14,000
       Payment on notes payable and
             capital lease obligations                                            (33,000)              (1,000)             (24,000)
       Proceeds from notes payable                                                 40,000                 --                   --
       Proceeds from sales of common stock                                      2,450,000              600,000            4,210,000
       Offering costs                                                                --                   --               (206,000)
       Proceeds from exercise of stock options                                    783,000              389,000                3,000
       Payments on stock notes receivable                                          27,000                 --                  5,000
                                                                              -----------          -----------          -----------
Net cash provided by financing activities                                       3,376,000            1,094,000            4,002,000
                                                                              -----------          -----------          -----------

Net increase (decrease) in cash and                                             1,045,000           (1,338,000)             689,000
       cash equivalents

Cash and cash equivalents,
       beginning of year                                                          530,000            1,868,000            1,179,000
                                                                              -----------          -----------          -----------

Cash and cash equivalents,
       end of year                                                            $ 1,575,000          $   530,000          $ 1,868,000
                                                                              ===========          ===========          ===========


                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  2004                 2003                 2002
                                                                              -----------          -----------          -----------

Supplemental disclosure of cash
flow information

       Interest paid                                                          $    10,000          $     9,000          $     8,000
                                                                              ===========          ===========          ===========

       Income taxes paid                                                      $      --            $      --            $      --
                                                                              ===========          ===========          ===========

Supplemental schedule of non- cash
investing and financing activities

       Equipment acquired under capital lease agreements                      $      --            $      --            $    52,000
                                                                              ===========          ===========          ===========

       Conversion of preferred stock to common stock                          $    63,000          $    (5,000)         $    25,000
                                                                              ===========          ===========          ===========

       Acquired investment under common stock purchase                        $ 1,000,000          $ 1,000,000          $      --
                                                                              ===========          ===========          ===========

       Offering costs on common stock purchases                               $    92,500          $      --            $      --
                                                                              ===========          ===========          ===========

       Common stock issued for purchase of options                            $    39,000          $      --            $      --
                                                                              ===========          ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         Enova Systems, Inc. (the "Company") is a California corporation that develops drive trains and related components for electric, hybrid electric, and fuel cell systems for mobile and stationary applications. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company develops and sells components in the United States and Asia, and sells components in Europe.

         Liquidity
         ---------
         At December 31, 2004, the Company had a net working capital of approximately $2,365,000 as compared to $1,765,000 at December 31, 2003, representing an increase of $600,000. This increase is due primarily to capital raised during the year offset by losses from operations. Operating and investing activities used approximately $2,157,000 and $175,000, respectively, while financing activities provided $3,377,000. During the year ended December 31, 2004, the Company increased its headcount minimally to control expenses and still maintain its competitive edge in power management systems. The Company's business plan for 2005 provides for raising additional capital in order to continue with the Company's operations until it becomes profitable. The Company will also continue to search for areas in which to further reduce expenses and increase sales.

         Stock Purchase Agreement
         ------------------------

         The Company has entered into a joint venture agreement (the Agreement) with Hyundai Heavy Industries of Korea ("HHI") to create a joint venture corporation, Hyundai-Enova Innovative Technology Center (the "ITC") to be domiciled in Torrance, California. In conjunction with this Agreement, HHI and the Company entered into a stock purchase agreement in which HHI agreed to make a $3 million investment in the Company through the purchase of shares of the Company's authorized and unissued common stock pursuant to Regulation D of the Securities Act of 1933. This investment was made in two installments of $1.5 million each. The first installment was made in June 2003 upon incorporation of the ITC and in consideration for the issuance to HHI by the Company of 23,076,923 shares of common stock at $0.065 per share.

         The second installment was made in September 2004 in consideration for the issuance to HHI by the Company of 11,335,315 shares of common stock at $0.1323 per share.

         The Company invested $1 million of each installment into the ITC in consideration for the issuance to the Company of a 40% equity interest in the ITC (the balance of the installments, in the amount of $500,000 each, is to be retained by Enova). HHI acquired a 60% equity interest in ITC by investing $3 million in the ITC in two installments of $1.5 million each, to be made concurrently with the two installment payments to be paid by HHI for the Company's common stock. HHI and the Company have invested an aggregate of $5 million in the ITC.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Management's Plans Related to Liquidity and Capital Needs
         ---------------------------------------------------------
         The Company has incurred significant losses from operations. During the year ended December 31, 2004, the Company incurred a net loss of
         $3,382,000, and it had negative cash flows from operations of $2,156,000. At December 31, 2004 the Company had an accumulated deficit of $100,460,000. Such losses have resulted principally from research and development costs, sales and marketing costs and general and administrative costs associated with the development of the Company's technologies and products and expanding its level of operations.

         The Company is subject to all of the many risks inherent in growing a new enterprise, and the development and commercialization of new products, including changing technologies, competition from companies offering the same or similar products, managing growth and lack of financial resources. As with any growing enterprise, there can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.

         The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Over the next few years the Company expects to incur losses from operations as it continues to develop future products and market its current products. The Company will need to raise additional capital through debt or equity financings or collaborative arrangements with industry partners to continue its business operations.

         The Company's ability to continue as a going concern is dependent on its success at obtaining additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability. Management is actively engaged in seeking to raise capital through product licensing, co-promotional arrangements, or public or private equity financing. The Company believes it has demonstrated the ability to raise the necessary funds for the Company's growth and development activities. However, there is no assurance that the Company will raise capital sufficient to enable the Company to continue its operations through the end of the fiscal year.

         In the event the Company is unable to successfully obtain additional capital, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event additional capital is not obtained, the Company will likely further downsize the organization, defer marketing programs, reduce general and administrative expenses and delay or reduce the scope of research and development projects until it is able to obtain sufficient financing to do so.

         These factors could significantly limit the Company's ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Contract Services Revenue and Cost Recognition
         ----------------------------------------------

         The Company manufactures proprietary products and other products based on design specifications provided by its customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement.

         Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs.

         Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined.

         Contract costs include all direct materials, subcontract and labor costs and other indirect costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

         The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.

         Comprehensive Income
         --------------------

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

         Cash and Cash Equivalents
         -------------------------

         Highly liquid investments with an original maturity of three months or less are considered cash equivalents.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Accounts Receivable
         -------------------
         Receivables are reported at net realizable value and are considered past due when payments have not been received for 90 days. In general, receivables are charged off as uncollectible upon exhausting all avenues of collection. Receivables older than 90 days totaled $165,000 (without reserve) and $678,000 (of which $595,000 had been reserved for) at December 31, 2004 and 2003, respectively. The Company believes the $165,000 will be collected in its entirety in 2005 pending resolution of various customer requests.

         Allowance for Doubtful Accounts
         -------------------------------

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2004, the Company did not maintain any allowances for doubtful accounts as all prior uncollectible balances have been charged to bad debt expense.

         Inventories and Supplies
         ------------------------
         Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market. During 2004, the Company charged off $107,000 of inventory related to a prior project with Ford Th!nk program which was terminated in 2003. Additionally, the Company charged-off approximately $167,000 for obsolete or slow-moving inventory for a total of $274,000 during the year ended December 31, 2004.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the sum of expected cash flows from use of the asset is less than its carrying value. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

         Equity Method Investment
         ------------------------
         Investment in joint venture (see Note 1) is accounted for by the equity method.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. The carrying value of all other financial instruments is representative of their fair values. The Company's short and long term debt may be substantially less than the carrying value since there is no readily ascertainable market for the debt given the financial position of the Company.

         Stock-Based Compensation
         ------------------------

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. Summary of Statement

         SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

         For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation (continued)
         ------------------------------------

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2004, 2003, and 2002:

                                                      2004           2003             2002
                                                   -----------    -----------    -----------
         Loss applicable to common stockholders    $(3,382,000)   $(3,186,000)   $(3,598,000)

         Stock-based employee compensation
             expense determined under fair value
             presentation for all options              (76,000)      (315,000)      (197,000)

         Pro forma net loss                        $(3,458,000)   $(3,501,000)   $(3,795,000)

         Basic and diluted loss per
                common share
                    As reported                    $     (0.01)   $     (0.01)   $     (0.01)
                  Pro forma                        $     (0.01)   $     (0.01)   $     (0.01)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003, and 2002: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 73%, 88%, and 83%, respectively; risk-free interest rates of 4%, 4%, and 4%, respectively; and expected lives of one, three, and five years, respectively. The weighted-average fair value of options granted during the year ended December 31, 2004 for which the exercise price equals the market price on the grant date was $0, and the weighted-average exercise price was $0.115.

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

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2004, 2003, and 2002 was $12,000, $21,000, and
         $20,000, respectively.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Research and Development
         ------------------------

         Costs of researching and developing new technology or significantly altering existing technology is expensed as incurred.

         Income Taxes
         ------------
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options.

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Concentrations of Credit Risk
         -----------------------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Major Customers
         ---------------

         During the year ended December 31, 2004, the Company conducted business with five customers whose sales comprised 16%, 13%, 10%, 9% and 8% of total revenues. As of December 31, 2004, these customers accounted for 0%, 9%, 33%, 0% and 13%, respectively, of total accounts receivable.

         In addition, one of the Company's stockholders accounted for 10%, 1%, and 16% of total revenues during the years ended December 31, 2004, 2003, and 2002, respectively. This stockholder holds less than 5% of the total issued and outstanding common stock. Demand deposits are placed with known, creditable financial institutions.

         Recently Issued Pronouncements
         ------------------------------

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS No. 152 to have a material impact, if any, on the Company's financial position or results of operations.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recently Issued Pronouncements (continued)
         ------------------------------------------

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". SFAS No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact, if any, on the Company's financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the impact of this statement on its financial position and results of operations.

         Fourth Quarter Adjustments
         --------------------------
         During the fourth quarter of fiscal 2004, the Company:

         o wrote-down inventory by a net of $275,000 for obsolete and slow-moving inventory. The Company charged off approximately $113,000 of this reduction for inventory relating to raw materials for the Ballard/Ford Th!nk city program which was terminated in 2003. This was inventory specific to that program which the Company believed may be useable in other components, or would be purchased by third parties, but was not due to the Company's increased focus on the heavy-duty hybrid markets. The Company also charged off an additional $162,000 in obsolete or slow moving inventory during 2004. This resulted in an increase of cost of sales by $275,000 for the year.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fourth Quarter Adjustments (continued)
         --------------------------------------

         o allocated certain expenses to cost of sales, which had been charged to general and administrative expense, based on the Company's improved method of apportioning such costs. This resulted in an increase in cost of sales of approximately $147,000 in the fourth quarter, a portion of which may have been attributable to prior quarters in 2004 but none that the Company believes would have a material impact on the presentation of those quarters.

              The above two adjustments (i) increased cost of sales by $422,000 in the fourth quarter, (ii) reduced gross profit by $422,000, (iii) increased loss from operations by $275,000 and (iv) reduced net loss by $275,000.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                              2004         2003
                                                           ----------   ----------
          Computers                                        $  229,000   $  213,000
          Machinery and equipment                             709,000      715,000
          Furniture and office equipment                      192,000      192,000
          Demonstration vehicles and buses                    461,000      297,000
          Equipment under capital lease obligations            94,000       94,000
          Leasehold improvements                               68,000       68,000
                                                           ----------   ----------
                                                            1,754,000    1,579,000
          Less accumulated depreciation and amortization    1,367,000    1,098,000
                                                           ----------   ----------

              Total                                        $  387,000   $  481,000
                                                           ==========   ==========

        Depreciation and amortization expense was $377,000, $351,000, and $134,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 4 - EQUITY METHOD INVESTMENT

         During the year ended December 31, 2004, the Company invested $1,000,000 of the proceeds received from sale of common stock to HHI into a joint venture formed with HHI in 2003 (see Note 1). The Company's share of income and losses is 40% as stated in the agreement. During the year ended December 31, 2004, the Company recorded $192,000 as its proportionate share of losses in the joint venture.

         The following is the condensed financial position and results of operations of ITC, as of and for the year ended December 31, 2004:

                  Financial position
                      Current assets                           $      4,406,000
                      Property and equipment, net                        15,000
                      Liabilities                                        (3,000)
                                                               ----------------

                           Equity                              $      4,418,000
                                                               ================

                  Operations
                      Net revenues                             $        -
                      Expenses                                         (481,000)
                                                               ----------------

                           Net loss                            $       (481,000)
                                                               ================

                  Companies proportionate share of net loss    $       (192,000)
                                                               ================

NOTE 5 - OTHER ASSETS

         During the year ended December 31, 2002, the Company incurred legal costs of $78,000 associated with two patents. These patents have been capitalized and are being amortized over their estimated useful lives.

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
                                                              2004       2003
                                                            --------   --------

                  Patents                                   $ 92,000   $ 92,000
                  Valuation Participation Agreement          577,000    577,000
                                                            --------   --------

                                                             669,000    669,000
                  Less accumulated amortization              373,000    265,000
                                                            --------   --------

                      Total                                 $296,000   $404,000
                                                            ========   ========

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 6 - LINE OF CREDIT

         The Company has available $250,000 revolving line of credit from a bank with interest payable monthly at 3.25%. The line of credit is secured by $250,000 Certificate of Deposit and its maturity has been extended until April 2005.

NOTE 7- DEFERRED REVENUES - Tomoe LTA Long-Term Contract

         The Company has entered into a development and production contract with Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. The contract commenced in August 2004 and completion of the contract will take approximately 15-18 months and is valued at approximately $3,100,000. The Company is recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore the Company will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. As of December 31, 2004, the Company recorded revenues of $68,000 related to the development portion of this contract.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------
NOTE 8- NOTES PAYABLE

         Notes payable at December 31, consisted of the following:

                                                                                              2004               2003
                                                                                        ---------------    ----------------
                Secured  note  payable  to  Credit   Managers   Association   of
                   California,  bearing interest at 6% per annum during 2003 and at prime  plus 3% per  annum in 2004  and  through  maturity.
                   Principal  and unpaid  interest  due in April 2016. A sinking fund  escrow  is  required  to be  funded  with 10% of future
                   equity financing, as defined in the agreement.                       $     3,332,000    $      3,332,000

                Unsecured note payable, bearing interest at 10%
                   per annum.  This note payable is in default.                                 120,000             120,000

                Secured note payable to a Coca Cola Enterprises
                   in the original amount of $40,000, bearing
                   interest at 5% per annum.  Principal and
                   unpaid interest due in July 2005.                                             40,000                   -

                Secured note payable to a financial  institution in the original amount of $33,000,  bearing interest at 8% per annum, payable
                   in 36 equal monthly installments.                                             15,000              26,000
                                                                                        ---------------    ----------------

                                                                                              3,507,000           3,478,000
                Less current portion                                                            166,000             131,000
                                                                                        ---------------    ----------------

                         Long-term portion                                              $     3,341,000    $      3,347,000
                                                                                        ===============    ================

         Future minimum principal payments of notes payable at December 31, 2004 consisted of the following:

                   Year Ending
                  December 31,

                        2005                        $  166,000
                        2006                             9,000
                        2007                                 -
                        2008                                 -
                        2009                                 -
                        Thereafter                   3,332,000
                                                    ----------

                           Total                    $3,507,000
                                                    ==========

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 9- COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases its facilities under an operating lease agreement, which requires monthly payments of $13,250 and expires in February 2008. At March 2005, the monthly payments will increase to $13,700 per the terms of the lease agreement. In addition, the Company rents manufacturing and office equipment under various capital lease agreements.

         Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2004 were as follows:

                Year Ending                           Operating        Capital
               December 31,                             Leases          Leases
               ------------                           ---------       --------

                   2005                                $ 164,000       $  6,000
                   2006                                  155,000            --
                   2007                                  166,000            --
                   2008                                   28,000            --
                                                       ---------       --------
                                                       $ 513,000          6,000
                                                       =========
               Less amount representing interest                             --
                                                                       --------

               Less current portion                                       6,000
                                                                       --------

                   Long-term portion                                   $     --
                                                                       ========

         Rent expense was $140,000, $150,000, and $206,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         During the year ended December 31, 2004, the Company issued 27,585,000 shares of common stock for cash totaling $3,450,000. In addition, the Company issued 481,000 shares of common stock to directors as compensation totaling $47,000.

         Common Stock Subscribed
         -----------------------

         At December 31, 2004, the Company was committed to issue 1,196,000 shares of common stock totaling $165,000 as compensation and as finder's fees to its directors.

         In the prior year, the Company incorrectly reported the number of subscribed common stock. The actual shares subscribed as of December 31, 2003 totaling 367,000 shares differed from the previously reported number of shares by 760,000 shares, totaling $29,000. The effect of this error was not material to the reported results. This difference has been corrected in the current year's financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

         Series A Preferred Stock
         ------------------------

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

         Series B Preferred Stock
         ------------------------

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

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

         Stock Options and Warrants
         --------------------------

         During the year ended December 31, 2004, the Company issued 8,464,000 shares of common stock from the exercise of options by certain employees in exchange for cash totaling $783,000.

         During 2004, the stockholders of the Company approved an increase of 20,000,000 shares for the 1996 Stock Option Plan for incentive and non-statutory stock options during the period of the Plan, which expires in 2006. The Plan now reserves 65,000,000 shares under the plan. Options under the 1996 Plan expire over a period not to exceed ten years. The following summarizes common stock option activity:

                                           1996 Plan                           1993 Plan                        Other
                                  ----------------------------       -----------------------------      ----------------------------
                                                     Weighted-                           Weighted-                        Weighted-
                                                      Average                            Average                            Average
                                                      Exercise                           Exercise                          Exercise
                                    Shares             Price           Shares             Price           Shares              Price
                                  ----------          --------       ----------          --------       ----------          --------
Outstanding,
  December 31, 2001               20,866,000          $   0.10        9,654,000          $   0.52        1,495,000          $   1.70

Granted                              900,000          $   0.10             --            $   --               --            $   --
Exercised                               --            $   --            (35,000)         $   0.10             --            $   --
Forfeited                           (439,000)         $   0.10       (2,565,000)         $   0.52             --            $   --
                                  ----------                         ----------                         ----------

Outstanding,
  December 31, 2002               21,327,000          $   0.11        7,054,000          $   0.52        1,495,000          $   1.70

Granted                            9,998,000          $   0.05             --            $   --                  --         $   --
Exercised                         (8,638,000)         $   0.05             --            $   --                  --         $   --
Forfeited                         (1,556,000)         $   0.11       (7,054,000)         $   0.52       (1,495,000)         $   1.70
                                  ----------                         ----------                         ----------

Outstanding,
  December 31, 2003               21,131,000          $   0.12             --            $   --              --             $   --

Granted                            2,000,000          $   0.12             --            $   --              --             $   --
Exercised                        (10,981,000)         $   0.10             --            $   --              --             $   --
Forfeited                         (4,795,000)         $   0.12             --            $   --              --             $   --
                                  ----------                         ----------                         ----------

Outstanding ,
  December 31, 2004                7,355,000          $   0.12             --            $   --              --             $   --
                                  ==========                         ==========                         ==========

Exercisable,
  December 31, 2004                6,418,000          $   0.12             --            $   --              --             $   --
                                  ==========                         ==========                         ==========

         The weighted-average remaining contractual life of the options outstanding at December 31, 2004 was 1.2 years. The exercise prices of the options outstanding at December 31, 2004 ranged from $0.11 to $0.30. Options exercisable were 6,418,000, 20,898,000, 28,304,228 at
         December 31, 2004, 2003 and 2002.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

         Stock Options and Warrants (Continued)
         --------------------------

         The agreement with Ford Motor Company (see Note 5) included issuing warrants to Ford to purchase 4.6% of the fully diluted common stock of the Company over a 66 month period. The number of shares to be acquired will be adjusted from time to time for increases in the Company's fully diluted common stock. The vesting of these warrants is dependent upon Ford meeting specific purchase requirements.

         The fair value of warrants granted were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 102%, risk-free interest rate of 4.76% and an expected life of the warrants of 66 months. Warrants issued and vested under this agreement totaled 2,500,000 at an exercise price of $0.29 per share during the year ended December 31, 2001. No warrants were vested under this program during 2004 and 2003. As of June 30, 2004, Ford is no longer eligible for further vesting of its warrants per the terms of the Value Participation Agreement.

NOTE 11 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2004 and 2003 consisted of the following:

                                                       2004            2003
                                                    -----------    -----------
              Deferred tax assets
                  Federal tax loss carry-forward    $31,542,000    $31,286,000
                  State tax loss carry-forward          893,000        712,000
                  Basis difference                    1,610,000      1,610,000
                  Other, net                            555,000        555,000
                                                    -----------    -----------

                                                     36,027,000     34,163,000
              Less valuation allowance               36,027,000     34,163,000
                                                    -----------    -----------

                       Net deferred tax assets      $      --      $       --
                                                    ===========    ===========

         As of December 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $95,571,000 and $9,393,000, respectively. The net operating loss carry forwards began expiring in 2003.

NOTE 12 - RELATED PARTY TRANSACTIONS

         During  2004,   the  Company   purchased   approximately   $246,000  in
         components, materials and services from HHI. The outstanding balance owed to HHI at December 31, 2004 was approximately $2,000.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

         During 2004, the Company paid a total of $101,000 to two of its directors in consulting fees.

         During 2004, pursuant to a written agreement approved by the Board of Directors and its Audit Committee, a finder's fee of $92,500 was accrued to be paid, through the issuance of restricted shares of common stock in Enova, totaling 608,553 shares at a price of $0.15 per share, in conjunction with a private placement funding in the first quarter of 2004 to The Global Value Investment Portfolio Management Pte Ltd, a Singapore Company which is substantially owned by two affiliated parties: Anthony Rawlinson, Chairman of the Board of our Company and Borl partnership, owned by Boris Liberman Family Trusts, which is also affiliated with Jagen Pty Ltd., a large affiliate shareholder in Enova. Said shares were subsequently issued in the first quarter of 2005.

NOTE  13 - EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2004, 2003, and 2002 the Company did not make any contributions to the plan.


NOTE 14 - GEOGRAPHIC AREA DATA

         The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

                                     2004              2003              2002
                                  ----------        ----------        ----------

              United States       $1,465,000        $2,672,000        $2,478,000
              Italy                   32,000           213,000         1,040,000
              Korea                  258,000           297,000           726,000
              Japan                 1760,000           146,000            87,000
              China                  256,000           738,000              --
              Malaysia                  --             184,000            65,000
              Ireland                166,000              --              59,000
              Canada                    --             738,000              --
              England                203,000            60,000              --
                                  ----------        ----------        ----------

                Total             $2,554,000        $4,310,000        $4,455,000
                                  ==========        ==========        ==========

                            SUPPLEMENTAL INFORMATION

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Enova Systems, Inc.
Torrance, California

Our audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 10, 2005


                                                                              ENOVA SYSTEMS, INC.
                                                  VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

-------------------------------------------------------------------------------------------------
                                       Balance,        Additions       Deductions       Balance,
                                      Beginning       Charged to         from            End
                                       of Year        Operations        Reserve         of Year
                                      --------        ---------        --------        --------

Allowance for doubtful accounts

   December 31, 2004                  $595,000        $    --          $595,000        $   --
                                      ========        =========        ========        ========

   December 31, 2003                  $   --          $ 595,000        $   --          $595,000
                                      ========        =========        ========        ========

   December 31, 2002                  $   --          $    --          $   --          $   --
                                      ========        =========        ========        ========

Reserve for obsolete inventories

   December 31, 2004                  $ 80,000        $    --          $   --          $ 80,000
                                      ========        =========        ========        ========

   December 31, 2003                  $ 80,000        $    --          $   --          $ 80,000
                                      ========        =========        ========        ========

   December 31, 2002                  $ 80,000        $    --          $   --          $ 80,000
                                      ========        =========        ========        ========


   The accompanying notes are an integral part of these financial statements.