Form 10-Q
period 2005-03-31
ENOVA SYSTEMS INC
filed 2005-05-16
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2005

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

As of May 13, 2005, there were 416,912,000 shares of Common Stock, no par value, 2,734,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.        Financial Statements............................................3

               Balance Sheets:
               March 31, 2005 (unaudited) and December 31, 2004................3

               Statements of Operations (unaudited):
               Three months ended March 31, 2005 and 2004......................4

               Statements of Cash Flows (unaudited):
               Three months ended March 31, 2005 and 2004......................5

               Notes to Financial Statements (unaudited):
               Three months ended March 31, 2005 and 2004......................7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................9

Item 3.        Quantitative and Qualitative Disclosure about Market Risk......23

Item 4.        Control and Procedures.........................................23

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings .............................................24
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds....24
Item 3.        Defaults upon Senior Securities................................24
Item 4.        Submission of Matters to a Vote of Security Holders............24
Item 5.        Other Information..............................................24
Item 6.        Exhibits.......................................................24

SIGNATURE      ...............................................................25

CERTIFICATIONS ...............................................................34

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                                      BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  As of                   As of
                                                                                             March 31, 2005        December 31, 2004
                                                                                             -------------         -----------------
                                                                                              (unaudited)
                                                               ASSETS
Current assets
     Cash and cash equivalents                                                               $     750,000          $   1,575,000
     Accounts receivable, net                                                                      668,000                522,000
     Inventories and supplies, net                                                               1,171,000              1,036,000
     Prepaid expenses and other current assets                                                     364,000                304,000
                                                                                             -------------          -------------
           Total Current Assets                                                                  2,953,000              3,437,000

Property and equipment, net                                                                        388,000                387,000
Equity method investment                                                                         1,728,000              1,768,000
Other assets                                                                                       269,000                296,000
                                                                                             -------------          -------------
Total assets                                                                                 $   5,338,000          $   5,888,000
                                                                                             =============          =============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                                                        $     291,000          $      66,000
     Deferred revenues                                                                             274,000                392,000
     Line of credit                                                                                228,000                229,000
     Accrued payroll and related expense                                                           193,000                194,000
     Other accrued expenses                                                                         75,000                 13,000
     Current portion of notes payable                                                              172,000                166,000
     Current portion of capital lease obligations                                                    4,000                  6,000
                                                                                             -------------          -------------
           Total current liabilities                                                             1,237,000              1,066,000

Accrued interest payable                                                                         1,451,000              1,378,000
Notes payable, net of current portion                                                            3,332,000              3,341,000
                                                                                             -------------          -------------
           Total liabilities                                                                 $   6,020,000          $   5,785,000
                                                                                             -------------          -------------
Commitments and contingencies

Stockholders' equity (deficit)
     Series A convertible preferred stock - no par value
       30,000,000 shares authorized
       2,734,000 and 2,748,000 shares issued and outstanding
       Liquidating preference at $0.60 per share, aggregating
       $1,640,000 and $1,649,000                                                             $   1,758,000          $   1,774,000
     Series B convertible preferred stock - no par value
       5,000,000 shares authorized
       1,217,000 and 1,217,000 shares issued and outstanding
       Liquidating preference at $2 per share aggregating $2,434,000                             2,434,000              2,434,000
     Common Stock, no par value
       750,000,000 shares authorized
       416,473,000 and 415,265,000 shares issued and outstanding                                90,644,000             90,465,000
     Common stock subscribed                                                                        28,000                165,000
     Stock notes receivable                                                                     (1,176,000)            (1,176,000)
     Additional paid-in capital                                                                  6,900,000              6,900,000
     Accumulated deficit                                                                      (101,271,000)          (100,459,000)
                                                                                             -------------          -------------
           Total stockholders' equity (deficit)                                                   (683,000)               103,000
                                                                                             -------------          -------------
Total liabilities and stockholders' equity (deficit)                                         $   5,338,000          $   5,888,000
                                                                                             =============          =============

                             The accompanying notes are an integral part of these financial statements


                                                                    ENOVA SYSTEMS, INC.
                                                   STATEMENTS OF OPERATIONS (Unaudited)
                                                   For the Three Months Ended March 31,
---------------------------------------------------------------------------------------
                                                             2005             2004
                                                        -------------    -------------
Net revenues
      Research and development contracts                $     200,000    $     436,000
      Production                                              492,000          672,000
                                                        -------------    -------------
            Total net revenues                                692,000        1,108,000
                                                        -------------    -------------

Cost of revenues
      Research and development contracts                      119,000          305,000
      Production                                              451,000          353,000
                                                        -------------    -------------
            Total cost of revenues                            570,000          658,000
                                                        -------------    -------------

Gross profit                                                  122,000          450,000
                                                        -------------    -------------

Other costs and expenses
      Research & development                                  217,000          128,000
      Selling, general & administrative                       608,000          438,000
      Interest and other income/expense, net                   69,000            1,000
      Equity in losses of equity method investee               40,000           44,000
                                                        -------------    -------------
            Total other costs and expenses                    934,000          611,000
                                                        -------------    -------------

Net loss                                                $    (812,000)   $    (161,000)
                                                        =============    =============


Basic loss and diluted loss per share                   $       (0.01)   $       (0.01)
                                                        =============    =============

Weighted-average number of
    shares outstanding                                    415,717,000      374,644,000
                                                        =============    =============

    The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                                For the Three Months Ended March 31,

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              -----------               -----------
                                                                                                  2005                      2004
                                                                                              -----------               -----------

Cash flows from operating activities
    Net loss                                                                                  $  (812,000)              $  (161,000)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Change in allowance for doubtful accounts                                                     23,000                      --
     Depreciation and amortization                                                                 72,000                    85,000
     Equity in losses of equity method investee                                                    40,000                    44,000
     Issuance of common stock for services                                                         28,000                    16,000
     (Increase) decrease in
         Accounts receivable                                                                     (170,000)                 (155,000)
         Inventory  and supplies                                                                 (135,000)                   77,000
         Prepaid expenses and other current assets                                                (60,000)                   12,000
     Increase (decrease) in
         Accounts payable                                                                         226,000                   (94,000)
         Accrued expenses                                                                          61,000                    (6,000)
         Deferred revenues                                                                       (118,000)                     --
         Accrued interest payable                                                                  73,000                    62,000
                                                                                              -----------               -----------
Net cash used by operating activities                                                            (772,000)                 (120,000)
                                                                                              -----------               -----------

Cash flows from investing activities
    Purchases of property and equipment                                                       $   (46,000)              $      --
                                                                                              -----------               -----------
Net cash used in investing activities                                                             (46,000)                     --
                                                                                              -----------               -----------

Cash flows from financing activities
       Net payments on line of credit                                                         $    (1,000)              $    (3,000)
       Payment on notes payable and
             capital lease obligations                                                             (6,000)                   (8,000)
       Proceeds from exercise of stock options                                                       --                     188,000
                                                                                              -----------               -----------
Net cash provided by (used in) financing activities                                                (7,000)                  177,000
                                                                                              -----------               -----------

Net increase (decrease) in cash and cash equivalents                                             (825,000)                   57,000

Cash and cash equivalents, beginning of year                                                    1,575,000                   530,000
                                                                                              -----------               -----------

Cash and cash equivalents, end of year                                                        $   750,000               $   587,000
                                                                                              ===========               ===========

                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                                For the Three Months Ended March 31,

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              -----------               -----------
                                                                                                  2005                      2004
                                                                                              -----------               -----------


Supplemental disclosure of cash flow information

       Interest paid                                                                          $     3,000               $     9,000
                                                                                              ===========               ===========

       Income taxes paid                                                                      $      --                 $      --
                                                                                              ===========               ===========

Supplemental schedule of non- cash investing and financing activities

       Conversion of preferred stock
            to common stock                                                                   $    14,000               $      --
                                                                                              ===========               ===========

                             The accompanying notes are an integral part of these financial statements

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
               For the Three Months Ended March 31, 2005 and 2004


NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2005 and the interim results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 have been included. The balance sheet at December 31, 2004, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The March 31, 2005 and December 31, 2004 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2004, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three months ended March 31, 2005 presented herein are not necessarily indicative of the results to be expected for the full year.

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


Recently Issued Pronouncement

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our financial statements

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following:

                                                                                                March 31, 2005     December 31, 2004
                                                                                                --------------     -----------------
                                                                                                 (unaudited)
Secured note payable to Credit Managers Association of California, bearing interest at 6% per annum during 2003 and at prime plus 3% per annum in 2004 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing,
as defined in the agreement                                                                        3,332,000            3,332,000

Unsecured note payable, bearing interest at 10% per annum. This
note payable is in default                                                                           120,000              120,000

Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum. Principal and
unpaid interest due in July 2005                                                                      40,000               40,000

Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36
equal monthly installments                                                                            12,000               15,000
                                                                                                  ----------           ----------
                                                                                                   3,504,000            3,507,000

Less current maturities                                                                              172,000              166,000
                                                                                                  ----------           ----------

Total                                                                                             $3,332,000           $3,341,000
                                                                                                  ==========           ==========


NOTE 3 - Tomoe LTA Long-Term Contract

Enova  has  entered  into a  development  and  production  contract  with  Tomoe
Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Completion of the contract will take approximately 15-18 months and is valued at approximately $3,100,000. We are recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore we will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. As of March 31, 2005, we recorded revenues of $188,000 related to the development portion of this contract.


NOTE 4 - Shareholders' Equity/ (Deficit)

During the three months ended March 31, 2005, we recorded 272,000 shares of restricted common stock as common stock subscribed to the Board of Directors at an average price of $0.105 per share for full board meetings and committee meetings during the first quarter of 2005.

During the three months ended March 31, 2005, 1,196,000 shares of restricted common stock, totaling $165,000, were issued to the Board of Directors from common stock subscribed.


NOTE 5 - Subsequent Events

On April 21, 2005, the Board of Directors of Enova Systems, Inc. approved an Employment Agreement between the Company and Edwin Riddell, the President and Chief Executive Officer of the Company. The agreement is effective as of May 1, 2005. Mr. Riddell is also a director of the Company. Pursuant to the agreement, Mr. Riddell will receive a yearly salary of at least $208,000, subject to increase upon annual reviews of his compensation and performance. In addition, Mr. Riddell will be eligible for performance bonuses to be mutually agreed upon by both parties. Mr. Riddell will also receive options to purchase 1,000,000 shares of the Company's common stock at an original exercise price of $0.11 per share, representing at least the fair market value of the Companys' common stock as of April 21, 2005 as determined in accordance with the Company's equity plan. The stock options will vest over three years in equal monthly installments and will expire five years from the date of issuance. Mr. Riddell shall be entitled to all other fringe benefits to which all executives and employees of the Enova are entitled as well as a company automobile and company apartment while employed by the Company. Mr. Riddell's employment is at-will and may be terminated by the Company for any reason and at any time. In the event that Mr. Riddell's employment is terminated by the Company without cause, as defined in the Agreement, Mr. Riddell is entitled to receive one year's salary and health benefits as severance. If the Board should change Mr. Riddell's duties or authority so that it may reasonably be found that Mr. Riddell is no longer performing as the Chief Executive Officer of the Company or if the Company is sold, merged, or closed, then, in either instance, Mr. Riddell shall have the right to terminate the Agreement and receive the same severance payment as if his employment had been terminated without cause. Mr. Riddell may otherwise terminate his employment at any time but will not be entitled to any severance benefits. In the event of a single period of prolonged inability to work due to the result of a sickness or an injury, Mr. Riddell will be compensated at his full rate pay for at least 6 (six) months from the date of the sickness or injury.

On April 21, 2005, the Company also entered into a Release Agreement with Carl Perry relating to his transition from the position of Chief Executive Officer of the Company. The agreement is effective as of April 21, 2005. Pursuant to the release agreement, (a) Mr. Perry will receive a lump sum payment of $75,924.18, and (b) the Company will pay him an amount for health insurance coverage and will continue to pay the premiums of a life insurance policy, in each case for the period January through December 2005. Under the release agreement, Mr. Perry also received his salary of Ten Thousand Dollars ($10,000.00) per month from August 18, 2004 through the end of December 2004. The foregoing amounts and benefits, among other things, are being provided to Mr. Perry in exchange for a general release of all claims, an express release of claims for age discrimination and a covenant not to pursue complaints with the Company. The release agreement sets forth certain restrictions on the sale of Enova common stock which Mr. Perry holds through the earlier of (a) January 1, 2006 or (b) six months after Enova receives additional capital funding of at least Five Million Dollars .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Form 10-K for the year ended December 31, 2004. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

         We maintain an allowance against inventory for the potential future obsolescence or excess inventory that is based on our estimate of future sales. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

     o Stock Based Compensation - we periodically issue common stock or stock options to employees and non-employees for services rendered. For common stock issuances, the cost of these services is recorded based upon the fair value of our common stock on the date of issuance. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. We have elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. For issuances of stock options to employees and directors we measure compensation costs using the intrinsic value method, or APB Opinion No. 25. Stock options granted to non-employees are accounted for under the fair value method. The fair value of stock options granted is calculated using the Black Scholes option pricing model based on the weighted average assumptions.

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

Recently Issued Accounting Standard
-----------------------------------

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our financial statements

GENERAL

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

Management's strategy is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution. We have developed or are developing a variety of heavy-duty drive system solutions including our series hybrid drive system featuring our diesel generator set; a post-transmission parallel hybrid system and two variations of a pre-transmission parallel hybrid drive system. Many of these systems are currently being utilized in our customer's trucks and buses such as the Mack R-11 refueler vehicle which utilizes our post-transmission parallel hybrid and WrightBus of the United Kingdom's 10m bus which utilizes our series hybrid drive system.

Additionally, we continue to pursue privately and governmental funded development programs. These programs allow us to increase our revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. Research and development revenues in the first quarter of 2005 are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project, the First Auto Work (FAW) parallel hybrid program and various Hawaii Center for Advanced Transportation Technologies (HCATT) programs.

In the quarter ended March 31, 2005, we entered into contracts for several new development efforts with both new and existing customers. Enova is teaming with Concurrent Technologies Corporation (CTC) to provide and integrate a fuel cell hybrid drive system for another MB4 tow tractor for the U.S. Air Force. Additionally, we are working on a parallel hybrid drive system study for HCATT in conjunction with the U.S. Air Force. We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with several parties may result in development and production contracts during 2005 and beyond, there are no assurances that such additional agreements will be realized.

During the quarter ended March 31, 2005, we continued to develop and produce electric and hybrid electric drive systems and components for FAW China, Wright Bus and Eneco of the United Kingdom, EcoPower Technology (EPT) of Italy, Tsinghua University of China, MTrans of Malaysia, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan and several other domestic and international vehicle and bus manufacturers.

Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications, including Class 8 trucks, train locomotives, transit buses and industrial vehicles as well as in non-transportation applications such as fuel-cell management and power management systems, including the EDO minesweeper. We have furthered our development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford and Hydrogenics, a fuel cell developer in Canada.

Heavy-Duty  Drive Systems - Buses,  Trucks,  Vans and Other  Industrial  Vehicle
--------------------------------------------------------------------------------
Applications
------------

Enova's primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. Although this market sector has developed more slowly than anticipated, management believes that this area will see significant growth over the next several years. As the Company penetrates more market areas, we are continually refining and optimizing both our market strategy and our product line to enhance our power management and conversion systems for mobile applications.

In the first quarter of 2005, we continued to market our latest hybrid, the HybridPower Series Hybrid, to customers in Europe and Asia. Enova's new diesel generator set, the power component within the hybrid drive system, delivers 60 kilowatts volts of continuous power, enabling it to integrate seamlessly with Enova's 240kW or 120kW drive motors and other digital power management components. The series hybrid genset consists of a 60kW electric motor, a motor controller and a diesel engine meeting stringent Euro 3 or Euro 4 emission specifications. The genset is distinctively designed to allow end users to choose the engine best suited for their commercial needs, permitting a wide variety of engine choices.

For the three months ended March 31, 2005, we received orders for six HybridPower Series Hybrid 120kW drive systems to WrightBus of the United Kingdom and one system to Tomoe of Japan for their Seoul Metro Railway Transit (SMRT) project. Additionally, WrightBus has ordered our HybridPower Series Hybrid 240kW drive system for its double-decker buses and Tomoe has ordered three of our post-transmission parallel hybrid drive systems for its SMRT project.

Tsinghua University in China continues to order both 120kW and 240kW HybridPower drive system for its fuel cell hybrid bus development program. During the first quarter of 2005, we received orders for two each of these systems. Our pre-transmission parallel hybrid drive system program with FAW for their buses continued during the first quarter of 2005. The first vehicle was successfully integrated and tested, and FAW has commenced integration of the second and third buses. We anticipate an order for an additional three systems in the second quarter of 2005 to be followed by increased demand toward the end of 2005. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

Our eight drive system contract with Tomoe for Singapore Land Transport Authority's eight battery-electric locomotives continues on target. Over the last several years, Enova successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will begin being delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract which is anticipated to run through the second quarter of 2006. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems, including potential light rail applications. For the quarter ended March 31, 2005 we billed approximately $108,000 for these various systems. Although we anticipate additional orders for these systems in 2005 and beyond, there are no assurances that such additional orders will be forthcoming.

As noted, WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications. WrightBus ordered six 120kW drive systems and one 240kW drive system in early 2005 for a total of $215,000 to be delivered in the 1st and 2nd quarters of 2005. In late 2004, we entered into an exclusive three-year agreement with WrightBus for the sale of certain Enova products for specific vehicles in the United Kingdom. WrightBus has notified us of potential additional orders for 2005 as well as requirements for 2006 through 2007. At this time, however, there are no assurances that such additional orders will be forthcoming.

Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPower 120kW drive systems in its hybrid bus applications, has ordered sixteen 120kW electric drive systems in early 2005, totaling $483,000 for delivery in the second and third quarters of 2005. Eneco has notified us of its plans to order additional 120kw systems in the 3rd and 4th quarter 2005 for its bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

In Italy, our relationship with EPT continues to build as they order additional hybrid electric HybridPowerTM 120kw drive systems for their bus customers in Turin, Genoa, Brescia, Ferrara and Vicenza. EcoPower ordered five additional drive systems in the first quarter of 2005 for delivery in the 2nd quarter which totals $138,000. EPT has notified Enova of its requirements for additional drive systems in 2005; however, there are no assurances that such additional orders will be forthcoming.

MTrans of Malaysia continues to utilize Enova's series hybrid drive system solutions in its hybrid bus applications. In the 1st quarter 2005, MTrans ordered two additional drive systems, a 120kW and a 240kW, for integration into their vehicles. MTrans has discussed the potential of utilizing Enova drive systems for all of its hybrid and monorail requirements in 2005 and beyond. At this time, however, there are no assurances that such additional orders will be forthcoming.

Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, parallel and series hybrid drive systems in 2005. There are no assurances, however, that these discussions will result in any sales of the HybridPower parallel or series hybrid drive systems.

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

Our 90kW motor controller is utilized in the parallel hybrid drive system designed for FAW. In conjunction with the 90kW motor, FAW and Enova are evaluating this latest usage of our hybrid technologies. As noted earlier, we anticipate additional demand for these systems. At this time, however, there are no assurances that such additional orders will be forthcoming.

We continue to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------

Due to the success of the 20kW High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle, Ford has entered into another development contract with Enova for a 30kW converter. The new program is for two 30kW HVEC systems for delivery in the third quarter of 2005. The 20kW HVEC is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however, at this time, there are no assurances that such additional orders will be forthcoming.

Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs and other fuel cell powered systems such as the Hyundai fuel cell vehicle. Both of these projects are further detailed in the research and development programs section set forth below.

Our latest projects with both CTC and HCATT for a fuel cell powered MB-4 tow tractor and a step-van, respectively, both utilize our HVEC units to control and adapt power between the fuel cells, the batteries and the power electronics of the drive system. In heavy-duty mobile applications such as these, Enova has developed firmware to run our HVEC units in parallel for greater power capacity.

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

Research and Development Programs
---------------------------------

We continue to pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system continues on schedule. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicles commencing with its Class 8 Refuse Hauler. Mack Trucks currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in mid 2005, followed by an evaluation period of approximately three to nine months.

Our development contract with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project was completed in the first quarter of 2005. The electronics package will include Enova's advanced power components, including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper's electromagnetic detection system. Our power management and conversion system will be used to provide on-board power to other accessories on the minesweeper platform. Although this program also has the potential for additional system sales following the demonstration phase, there are no assurances that such additional orders will be forthcoming.

The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii is nearing its completion in June 2005 for three of the program's vehicles. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

Enova has completed its development for Hyundai Motor Company (HMC) of the fuel cell power management and conversion components for Hyundai's latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. During the first quarter of 2005, Enova completed test and evaluation of the 8 systems delivered in 2004. HMC has notified Enova of its intent to order up to 40 more motors and controllers for additional vehicles commencing in the second half of 2005. Although we believe there is potential for such production in 2005, there can be no assurances at this time that such orders will be realized.

We also completed our Hydrogenics fuel cell HybridPower 120kW hybrid drive program for the Purolator step-van. In integrating this system, we utilized several Enova power management systems, including our dual 8kW inverter and our Mobile Fuel Cell Generator that utilizes our HVECs. This fuel cell vehicle application utilized a Hydrogenics 20kW fuel cell power generation module underscoring our technologies' ability to optimize fuel cell performance across a range of fuel cell products. The program is in its final stage of evaluation.

Our HCATT fuel cell powered step-van continues on schedule to be completed in the third quarter of 2005, ending with an evaluation phase. This vehicle is almost identical to the Purolator step-van and utilizes the same fuel cell powered drive systems and components. We are experiencing a notable increase in interest from both government and military organizations for our products and integration services. The first of these being the project with CTC for the fuel cell powered MB-4 tow tractor. For the quarter ended March 31, 2005, we billed approximately $139,000 for all of our HCATT programs.

Additionally, during the first quarter of 2005, we commenced a parallel hybrid study project with HCATT which may lead to a contract for the development of a pre-transmission parallel hybrid step-van for the U.S. Air Force in the second half of 2005. . Although we believe there is potential for production of this type of drive system and other development programs in 2005, there can be no assurances at this time that such contracts will be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

The audited December 31, 2004 financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Over the next few years, we expect to incur losses from operations as we continue to develop future products and market our current products. We will need to raise additional capital through debt or equity financings or collaborative arrangements with industry partners to continue our business operations.

Our ability to continue as a going concern is dependent on our success at obtaining additional capital sufficient to meet our obligations on a timely basis, and to ultimately attain profitability. Management is actively engaged in seeking to raise capital through product licensing, co-development programs, or public or private equity financing. There is no assurance, however, that we will raise capital sufficient to enable us to continue operations through the end of the fiscal year.

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

We are seeking new investment capital to fund research and development and create new market opportunities. In order to fuel our growth in the stationary power market, we will need additional capital to further these development programs and augment our intellectual properties. However, our current sources of funds are not sufficient to provide the working capital for material growth, and we will need to obtain additional debt or equity financing to support such growth. As of March 31, 2005, there were no firm commitments for such funds.

Our operations during the quarter ended March 31, 2005 were financed by development contracts and product sales, as well as from working capital reserves.

During the quarter ended March 31, 2005, our operations required $825,000 more in cash than was generated. Enova continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $170,000 from $522,000, or approximately 32% from the balance at December 31, 2004 (net of write-offs). The increase results from additional product sales in the first quarter as well as the completion of several development contracts which were originally scheduled to finish in late 2004. We are realizing an increase in sales activity for our drive systems, components and development services which commenced in the fourth quarter of 2004 and we anticipate that we will increase receivables during the next several quarters. Inventory increased slightly by $135,000 from $1,036,000 or 13% from December 31, 2004 balances. The increase was due to purchases of additional raw materials and finished goods for orders to be fulfilled in the second and third quarters of 2005.

Prepaid expenses increased by net $60,000 at March 31, 2005 from the December 31, 2004 balance of $304,000 or 20% due to the renewal of our various insurance policies. There was an offsetting increase in insurance contracts payables as these policies are financed in the normal course of business.

Fixed assets increased by $46,000 or 3%, before depreciation, for the quarter ended March 31, 2005 from the prior year balance of $1,754,000 due to the purchase of both computer and production equipment.

Investments decreased by $40,000 in the first quarter of 2005 from $1,768,000 at December 31, 2004, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended March 31, 2005, the ITC generated a net loss of approximately $100,000, resulting in a charge to Enova of $40,000 utilizing the equity method of accounting for our interest in the ITC.

Other assets decreased by $27,000 during the three months ended March 31, 2005 from $296,000 at December 31, 2004 as we continued to amortize the asset relating to the Ford Value Participation Agreement and our other intellectual property assets. Intellectual property assets, including patents and trademarks remained unchanged at $92,000 at March 31, 2005.

Accounts payable increased in the first quarter of 2005 by $225,000 to $291,000 from $66,000 at December 31, 2004. The increase in accounts payable is due to additional purchases of materials and goods for customers, as well as expenses incurred for the 2004 audit and Form 10K. These payables were subsequently reduced in the second quarter of 2005. Deferred revenue decreased from $392,000 to $274,000 in the first quarter of 2005 as we recognized $108,000 in revenues on the Tomoe Singapore project based on the percentage of completion method of revenue recognition. These deferred revenues will continue to be recognized throughout 2005 and early 2006 as we progress on the development and production phases of that contract. Other accrued expenses increased by $61,000 for the three months ended March 31, 2005 from the balance of $13,000 at December 31, 2004, primarily due to an increase in insurance contracts payable associated with our liability insurance policies.

Accrued interest increased by $73,000 for the quarter ended March 31, 2005, an increase of 5% from the balance of $1,378,000 at December 31, 2004. The increase was due to interest on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note as well as the Schulz note payable.

The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

Net revenues for the three months ending March 31, 2005 were $692,000 as compared to $1,108,000 for the corresponding period in 2004. Net production sales for the quarter ended March 31, 2005 decreased to $492,000 from $672,000 in the same period in 2004. The decrease in production revenues is primarily the result of our customers shifting orders to later in 2004 and early 2005 than originally anticipated and extensions of integration and evaluation time lines. We anticipate that these revenues will be generated in the second and third quarters of 2005. Research and development revenues decreased to $200,000 in the first quarter of 2005 from $436,000 during the same period in 2004. Our sources of revenue for the first quarter of 2005 came predominantly from product sales rather than development contracts. Product sales as a percentage of total revenues of 71% for the three months ended March 31, 2005 with sales of our HybridPower 120kW drive systems accounted for a majority of our product sales. We believe this trend will continue to accelerate for the foreseeable future as more current and prospective customers purchase additional drive systems for their production vehicles. We will continue to seek out and contract for new development programs with both our current partners such as Ford, Mack/Volvo, FAW, Tomoe, Hyundai and our other U.S., Asian and European alliance partners, as well as with new alliances with other vehicle manufacturers and energy companies to enhance our technology and our product offerings. Research and development revenues for the first quarter of 2005 are a result of engineering services for the Mack/Volvo hybrid drive system, the EDO minesweeper project and various HCATT programs.

Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the quarter ended March 31, 2005 decreased $88,000, or 13%, from $658,000 for the same period in 2004. This decrease is primarily attributable to the decrease in sales for the quarter, although we are also experiencing a reduction in integration support costs. We anticipate there may be an increase in cost of sales for products in 2005 due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturers. We anticipate this to be offset by a reduction in costs associated with manufacturing these products due to increasing purchases, thereby improving our gross margins.

Internal research, development and engineering expenses increased in the three months ended March 31, 2005 to $217,000 as compared with $128,000 in the same period in 2004. Enova continues to develop several new products such as its post transmission parallel hybrid drive system and enhancements to its diesel generator set which account for a majority of the increase. Enova continues to allocate increased resources to the development of its parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.

Selling, general and administrative expenses increased $170,000 to $608,000 for the three months ended March 31, 2005 from the previous year's comparable period. The increase is attributable to additional marketing, engineering and technical staff employed in the first quarter as well as increased expense due to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002. Management continues to implement cost reduction strategies in 2005 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Interest and financing fees remained relatively constant at approximately $69,000 for the first quarter of 2005, up slightly from the same period in 2004 due to an increase in the interest rate charged per the terms of our long term note.

We incurred a loss from continuing operations of $812,000 in the first quarter of 2005 compared to a loss of $161,000 in the first quarter of 2004. The increase was attributable to several factors, including lower revenues, higher comparative cost of revenues due to the type of products sold in the fist quarter of 2005, increased internal development efforts and higher general operating costs due to factors noted above.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $101,271,000 at March 31, 2005. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended March 31, 2005 and 2004, we had losses from continuing operations of $812,000 and $161,000 respectively on sales of $692,000 and $1,108,000, respectively.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President, Chief Executive Officer and its acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based upon that evaluation of these disclosure controls and procedures, the President, Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 12, 2005, the Company was not involved in any legal proceedings.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

California law prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.

During the three months ended March 31, 2005, the Company has issued or accrued common stock of Enova to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. For each meeting attended in person, each outside director is to receive $1,000 in cash and $2,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director is to receive $250 in cash and $250 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each meeting of a Board committee attended in person, the committee members are to receive $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices. During the three months ended March 31, 2005, 272,000 shares of common stock were issued to our outside Board members at an average price of $0.105 per share for full board meetings and committee meetings during that period. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of March 31, 2005, 3,811,602 shares had been issued under the above compensation plan for Directors.

Item 3.           Defaults upon Senior Securities:   None.

Item 4.           Submission of Matters to a Vote of Securities Holders:  None.

Item 5.           Other Information:  None.

Item 6.           Exhibits:

10.22* Form of Employment Agreement dated May 1, 2005 between Registrant and Edwin Riddell, Chief Executive Officer and president of the Registrant.

10.23* Form of Release Agreement dated April 21, 2005 between Registrant and Carl D. Perry, Vice Chairman of the Board of Directors of Registrant.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*      Certification Pursuant to 18 U.S.C. Section 1350

----------------------
* - filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 16, 2005

ENOVA SYSTEMS, INC.
(Registrant)

/s/ Larry B. Lombard
---------------------------------------------
By: Larry B. Lombard, Chief Financial Officer