Form 10-Q
period 2005-06-30
ENOVA SYSTEMS INC
filed 2005-08-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2005

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From              To                .
                                         ------------   ---------------


                           Commission File No. 0-25184
                                              --------

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

As of August 16, 2005, there were 14,728,422 shares, post-split, of Common Stock, no par value, 2,734,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                      INDEX

                               ENOVA SYSTEMS, INC.


                                                                        Page No.
                                                                        --------
PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................3

            Balance Sheets:
            June 30, 2005 (unaudited) and December 31, 2004....................3

            Statements of Operations (unaudited):
            Three and six months ended June 30, 2005 and 2004..................4

            Statements of Cash Flows (unaudited):
            Six months ended June 30, 2005 and 2004............................5

            Notes to Financial Statements (unaudited):.........................7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................13

Item 3.     Quantitative and Qualitative Disclosure about Market Risk.........23

Item 4.     Control and Procedures............................................23

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ................................................24
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......24
Item 3.     Defaults upon Senior Securities...................................24
Item 4.     Submission of Matters to a Vote of Security Holders...............24
Item 5.     Other Information.................................................24
Item 6.     Exhibits..........................................................24

SIGNATURE   ..................................................................26

CERTIFICATIONS ...............................................................48

                                                                                             ENOVA SYSTEMS, INC.
                                                                                                  BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                                                                   As of              As of
                                                                               June 30, 2005    December 31, 2004
                                                                               -------------      -------------
                                                                                (unaudited)
Current assets
     Cash and cash equivalents                                                 $     624,000      $   1,575,000
     Accounts receivable, net                                                        726,000            522,000
     Inventories and supplies, net                                                   889,000          1,036,000
     Prepaid expenses and other current assets                                       445,000            304,000
                                                                               -------------      -------------
            Total Current Assets                                                   2,684,000          3,437,000

Property and equipment, net                                                          346,000            387,000
Equity method investment                                                           1,702,000          1,768,000
Other assets                                                                         242,000            296,000
                                                                               -------------      -------------
Total assets                                                                   $   4,974,000      $   5,888,000
                                                                               =============      =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                                          $     317,000      $      66,000
     Deferred revenues                                                                84,000            392,000
     Line of credit                                                                     --              229,000
     Accrued payroll and related expense                                             169,000            194,000
     Other accrued expenses                                                           49,000             13,000
     Current portion of notes payable                                                169,000            166,000
     Current portion of capital lease obligations                                       --                6,000
                                                                               -------------      -------------

            Total current liabilities                                                788,000          1,066,000

Accrued interest payable                                                           1,528,000          1,378,000
Notes payable, net of current portion                                              3,332,000          3,341,000
                                                                               -------------      -------------

            Total liabilities                                                  $   5,648,000      $   5,785,000
                                                                               -------------      -------------
Commitments and contingencies
Stockholders' equity (deficit)
     Series A convertible preferred stock - no par value 30,000,000 shares authorized 2,734,000 and 2,748,000 shares issued and outstanding
       Liquidating preference at $0.60 per share, aggregating
       $1,640,000 and $1,649,000                                               $   1,759,000      $   1,774,000
     Series B convertible preferred stock - no par value
       5,000,000 shares authorized
       1,217,000 and 1,217,000 shares issued and outstanding
       Liquidating preference at $2 per share aggregating $2,434,000               2,434,000          2,434,000
     Common Stock, no par value
       750,000,000 shares authorized
       9,378,000 and 415,265,000 shares issued and
       outstanding  (Note 6)                                                      91,144,000         90,465,000
     Common stock subscribed                                                          63,000            165,000
     Stock notes receivable                                                       (1,176,000)        (1,176,000)
     Additional paid-in capital                                                    6,901,000          6,900,000
     Accumulated deficit                                                        (101,799,000)      (100,459,000)
                                                                               -------------      -------------
            Total stockholders' equity (deficit)                                    (674,000)           103,000
                                                                               -------------      -------------
Total liabilities and stockholders' equity (deficit)                           $   4,974,000      $   5,888,000
                                                                               =============      =============

   The accompanying notes are an integral part of these financial statements

                                                                                                ENOVA SYSTEMS, INC.
                                                                               STATEMENTS OF OPERATIONS (Unaudited)
                                                                        For the Three and Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                              Three Months                      Six Months
                                                         2005             2004            2005              2004
                                                     -----------      -----------      -----------      -----------
Net revenues
      Research and development contracts             $   505,000      $   262,000      $   705,000      $   698,000
      Production                                         817,000          456,000        1,309,000        1,128,000
                                                     -----------      -----------      -----------      -----------
            Total net revenues                         1,322,000          718,000        2,014,000        1,826,000
                                                     -----------      -----------      -----------      -----------

Cost of revenues
      Research and development contracts                 300,000          188,000          419,000          493,000
      Production                                         724,000          331,000        1,175,000          684,000
                                                     -----------      -----------      -----------      -----------
            Total cost of revenues                     1,024,000          519,000        1,594,000        1,177,000
                                                     -----------      -----------      -----------      -----------
Gross profit                                             298,000          199,000          420,000          649,000
                                                     -----------      -----------      -----------      -----------

Other costs and expenses
      Research & development                             178,000          181,000          395,000          309,000
      Selling, general & administrative                  550,000          453,000        1,158,000          935,000
      Interest and other income/expense, net              72,000           79,000          141,000          124,000
      Equity in losses of equity method investee          26,000           88,000           66,000           44,000
                                                     -----------      -----------      -----------      -----------
            Total other costs and expenses               826,000          801,000        1,760,000        1,412,000
                                                     -----------      -----------      -----------      -----------

Net loss                                             $  (528,000)     $  (602,000)     $(1,340,000)     $  (763,000)
                                                     ===========      ===========      ===========      ===========


Basic and diluted loss per common share              $     (0.01)     $     (0.01)     $     (0.01)     $     (0.01)
                                                     ===========      ===========      ===========      ===========

Weighted-average number of
    shares outstanding                                 9,263,000        8,519,000        9,263,000        8,519,000
                                                     ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements

                                                                 ENOVA SYSTEMS, INC.
                                                STATEMENTS OF CASH FLOWS (Unaudited)
                                                    For the Six Months Ended June 30,
-------------------------------------------------------------------------------------

                                                    ---------------------------------
                                                         2005              2004
                                                    ----------------  ---------------
Cash flows from operating activities
    Net loss                                            $(1,340,000)     $  (763,000)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                          146,000          175,000
     Equity in losses of equity method investee              66,000           88,000
     Issuance of common stock for services                   63,000           37,000
     (Increase) decrease in
         Accounts receivable                               (204,000)         165,000
         Inventory  and supplies                            147,000          286,000
         Prepaid expenses and other current assets         (141,000)          (8,000)
     Increase (decrease) in
         Accounts payable                                   252,000         (618,000)
         Accrued expenses                                    11,000           30,000
         Deferred revenues                                 (308,000)            --
         Accrued interest payable                           150,000          124,000
                                                        -----------      -----------
Net cash used by operating activities                    (1,158,000)        (484,000)
                                                        -----------      -----------

Cash flows from investing activities
    Purchases of property and equipment                 $   (51,000)     $  (129,000)
                                                        -----------      -----------
Net cash used in investing activities                       (51,000)        (129,000)
                                                        -----------      -----------

Cash flows from financing activities
       Borrowings (repayments) on line of credit        $  (229,000)     $   113,000
       Proceeds (repayment) on notes payable and
             capital lease obligations                      (13,000)          24,000
       Proceeds from sale of common stock                   500,000        2,622,000
                                                        -----------      -----------
Net cash provided by (used in) financing activities         258,000        2,759,000
                                                        -----------      -----------

Net increase (decrease) in cash and                        (951,000)       2,146,000
       cash equivalents

Cash and cash equivalents,
       beginning of year                                  1,575,000          530,000
                                                        -----------      -----------
Cash and cash equivalents,
       end of year                                      $   624,000      $ 2,676,000
                                                        ===========      ===========

Supplemental disclosure of cash
flow information

       Interest paid                                    $     4,000      $     4,000
                                                        ===========      ===========
       Income taxes paid                                $      --        $      --
                                                        ===========      ===========

Supplemental schedule of non- cash
investing and financing activities

       Conversion of preferred stock
            to common stock                             $    13,000      $    64,000
                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2005 and the interim results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 have been included. The balance sheet at December 31, 2004, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The June 30, 2005 and December 31, 2004 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

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

The results of operations for the three and six months ended June 30, 2005 presented herein are not necessarily indicative of the results to be expected for the full year.

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

Recently Issued Pronouncement

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our financial statements

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The adoption of this interpretation did not have any impact on our financial statements

NOTE 2 - Notes Payable

Notes payable is comprised of the following:


                                                                                 June 30, 2005      December 31,
                                                                                 -------------      ------------
                                                                                  (unaudited)          2004
                                                                                  -----------          ----
Secured note payable to Credit Managers Association of California, bearing interest at 6% per annum during 2003 and at prime plus 3% per annum in 2004 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be
funded with 10% of future equity financing, as defined in the
agreement                                                                          3,332,000         3,332,000

Unsecured note payable, bearing interest at 10% per annum.  This
note payable is in default                                                           120,000           120,000

Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum.  Principal and
unpaid interest due in July 2005                                                      40,000            40,000

Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36
equal monthly installments                                                             9,000            15,000
                                                                                  ----------        ----------
                                                                                   3,501,000         3,507,000

Less current maturities                                                              169,000           166,000
                                                                                  ----------        ----------

Total                                                                             $3,332,000        $3,341,000
                                                                                  ==========        ==========


NOTE 3 - Tomoe LTA Long-Term Contract

Enova  has  entered  into a  development  and  production  contract  with  Tomoe
Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Completion of the contract will take approximately 15-18 months and is valued at approximately $3,100,000. We are recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore we will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. As of June 30, 2005, we recorded revenues of $398,000 related to the development portion of this contract.

NOTE 4 - Shareholders' Equity/ (Deficit)

On June 3, 2005, Enova entered into a stock purchase and warrant agreement to issue 123,456, post-split, shares of our common stock through a private placement offering at $4.05, per share for a total cash purchase of $500,000. The funds were received and the shares were issued in June 2005. The warrant agreement grants the right for the investor to purchase 24,961, post-split, shares of our common stock at a price of $5.40 per share on or before June 2, 2006. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

During the three months ended June 30, 2005, we recorded 8,556 shares, post-split, of restricted common stock as common stock subscribed to the Board of Directors at an average price of $4.28 per share for full and telephonic board meetings and committee meetings during the second quarter of 2005.

NOTE 5 - Related Party Transactions

During the first six months of 2005, we purchased from HHI approximately $74,000 in components, materials and services for manufacture of our drive systems and power management systems. These purchases were made on terms and conditions equal to or better than our standard commercial terms with other vendors. At quarter ended June 30, 2005, our outstanding payables balance due HHI was approximately $76,000.

NOTE 6 - Subsequent Events

On July 19, 2005, we entered into an agreement with a placement agent relating to the sale of up to 5,350,000 new shares of its common stock. Pursuant to the agreement, the placement agent has sold all such shares of common stock at a price of $3.78 per share to certain eligible investors located outside the United States. The approximate gross proceeds from the sale are $20,000,000, before fees to Investec Investment Bank and other costs associated with the listing and placement of approximately $2,000,000. We received approximately $18,000,000 of net proceeds from the offering.

We listed our common stock for trading on the AIM Market of the London Stock Exchange on July 25, 2005.

The sale of common stock described above is being conducted pursuant to the requirements of Regulation S under the Securities Act of 1933. Among other things, each investor purchasing shares of the Registrant's common stock in the offering has represented that he or she is not a "U.S. Person" as defined in Rule 902 of Regulation S. In addition, neither the Registrant nor the placement agent has conducted any selling effort directed at the United States in connection with the offering. All shares of common stock to be issued in the offering will be endorsed with a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and will be deemed to be "restricted securities." As a result, the purchasers of such shares will not be able to resell the shares in the United States without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Additionally, on July 20, 2005 (the "Effective Date"), we filed an Amendment to our Amended and Restated Articles of Incorporation, effecting a reverse 1-for-45 split of our common stock. The number of authorized shares were unchanged. At the close of business on the Effective Date, each share of the our Common Stock issued and outstanding immediately prior to the Effective Date was automatically and without any action on the part of the holder thereof reclassified as and changed, pursuant to a reverse stock split (the "Reverse Stock Split"), into a fraction thereof of 1/45th of a share of our outstanding Common Stock, subject to the treatment of fractional share interests as described below. No certificates or scrip representing fractional share interests in the new common stock were issued, and no such fractional share interest will entitle the holder thereof to vote, or to any rights of a shareholder of the Company. In lieu of any fractional shares to which a holder of Common Stock would otherwise be entitled, we paid cash equal to (a) the average of the high-bid and low-asked per share prices of the Common Stock as reported on the NASDAQ electronic "Bulletin Board" on the Effective Date multiplied by (b) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest.

As such, the number of issued and outstanding shares of common stock as of June 30, 2005 has been retroactively adjusted to 9,378,422 from 422,028,840 to reflect the effects of the reverse-split. The number of shares of common stock authorized remains at 750,000,000. These are reflected in the financial statements as of June 30, 2005.

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

Recently Issued Accounting Standard

In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." This interpretation addresses the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our financial statements.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The adoption of this interpretation did not have any impact on our financial statements.

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

Additionally, we continue to pursue privately and governmental funded development programs. These programs allow us to increase our revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. Research and development revenues in the second quarter of 2005 are a result of engineering services for the Hyundai Motor Company for their fuel cell bus, Ford Motor Company for their fuel cell vehicle, Tomoe's hybrid train programs and various Hawaii Center for Advanced Transportation Technologies (HCATT) programs.

In the quarter ended June 30, 2005, we continued with our development efforts with both new and existing customers. Enova, teaming with Concurrent Technologies Corporation (CTC), continues to supply product and assist in the integration of a fuel cell hybrid drive system for a MB4 tow tractor for the U.S. Air Force. Additionally, we are nearing completion of a parallel hybrid drive system study for HCATT in conjunction with the U.S. Air Force. We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with several parties may result in development and production contracts during 2005 and beyond, there are no assurances that such additional agreements will be realized.

During the quarter ended June 30, 2005, we continued to develop and produce electric and hybrid electric drive systems and components for FAW China, Wright Bus and Eneco of the United Kingdom, EcoPower Technology (EPT) of Italy, Tsinghua University of China, MTrans of Malaysia, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan and several other domestic and international vehicle and bus manufacturers.

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

In the second quarter of 2005, we continued to market our latest hybrid, the HybridPower Series Hybrid, to customers in Europe and Asia. Enova's new diesel generator set, the power component within the hybrid drive system, delivers 60 kilowatts volts of continuous power, enabling it to integrate seamlessly with Enova's 240kW or 120kW drive motors and other digital power management components. The series hybrid genset consists of a 60kW electric motor, a motor controller and a diesel engine meeting stringent Euro 3 or Euro 4 emission specifications. The genset is distinctively designed to allow end users to choose the engine best suited for their commercial needs, permitting a wide variety of engine choices.

During the second quarter of 2005, we delivered two 120kW and 240kW HybridPower drive systems to Tsinghua University in China for its fuel cell hybrid bus development program. Our pre-transmission parallel hybrid drive system program with FAW for their buses continued during the second quarter of 2005. The first vehicle was successfully integrated and tested, and FAW has commenced integration of the second and third buses. We anticipate an order for an additional three systems in the second half of 2005. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

Our eight drive system contract with Tomoe for Singapore Land Transport Authority's eight battery-electric locomotives continues on target. Over the last several years, Enova successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will begin being delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract which is anticipated to run through the second quarter of 2006. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems, including potential light rail applications. For the quarter ended June 30, 2005 we billed approximately $210,000 for these various systems. Although we anticipate additional orders for these systems in 2005 and beyond, there are no assurances that such additional orders will be forthcoming.

WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications. We delivered three 120kW drive systems during the 2nd quarter of 2005 for a total of $132,000 to be delivered. In late 2004, we entered into an exclusive three-year agreement with WrightBus for the sale of certain Enova products for specific vehicles in the United Kingdom. WrightBus has notified us of potential additional orders for 2005 as well as requirements for 2006 through 2007. At this time, however, there are no assurances that such additional orders will be forthcoming.

We have begun delivery of the sixteen 120kW electric drive systems to Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPower 120kW drive systems in its hybrid bus applications. These production system deliveries will continue into the 3rd and 4th quarters of 2005. Eneco has notified us of its plans to order additional 120kw systems in the 3rd and 4th quarter 2005 for its bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

In Italy, our relationship with EPT continues to build as they order additional hybrid electric HybridPowerTM 120kw drive systems for their bus customers in Turin, Genoa, Brescia, Ferrara and Vicenza. We delivered five drive systems and various other power management components to EPT in the 2nd quarter for a total of $138,000. EPT has notified Enova of its requirements for additional drive systems in 2005; however, there are no assurances that such additional orders will be forthcoming.

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

Fuel Cell Technologies
----------------------

Due to the success of the 20kW High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle, Ford has entered into another development contract with Enova for a 30kW converter. We delivered two of our new 30kW HVEC systems to Ford in early July for use in their fuel cell vehicle development programs. The 20kW HVEC is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however, at this time, there are no assurances that such additional orders will be forthcoming.

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

Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system continues on schedule. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. The refueler fleet consists of approximately 300 vehicles and, upon successful completion and evaluation of the refueler vehicle, there is the potential for additional upgrades to the parallel hybrid drive system. As part of the program, Mack Trucks will also evaluate the applicability of the drive system to commercial vehicles commencing with its Class 8 Refuse Hauler. Mack Truck currently produces approximately 3,000 refuse vehicles per annum for major customers such as Waste Management. This development program is anticipated to be completed in mid 2005, followed by an evaluation period of approximately three to nine months.

We received additional orders for our fuel cell power management and conversion components for Hyundai Motor Company's (HMC) latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. During the second quarter of 2005, Enova received an order for 5 additional systems for delivery in the 3rd quarter 2005. HMC has notified Enova of its intent to order up to 35 more motors and controllers for additional vehicles for 2005 and 2006. Although we believe there is potential for such production in 2005, there can be no assurances at this time that such orders will be realized.

Our HCATT fuel cell powered step-van continues on schedule to be completed in the third quarter of 2005, ending with an evaluation phase. This vehicle is almost identical to the Purolator step-van and utilizes the same fuel cell powered drive systems and components. We are experiencing a notable increase in interest from both government and military organizations for our products and integration services. The first of these being the project with CTC for the fuel cell powered MB-4 tow tractor. For the quarter ended June 30, 2005, we billed approximately $85,000 for all of our HCATT programs. Additionally, during the first quarter of 2005, we commenced a parallel hybrid study project with HCATT which may lead to a contract for the development of a pre-transmission parallel hybrid step-van for the U.S. Air Force in the second half of 2005. . Although we believe there is potential for production of this type of drive system and other development programs in 2005, there can be no assurances at this time that such contracts will be realized.

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

In the second quarter of 2005, Enova entered into a stock purchase and warrant agreement to issue 123,456 post-split, shares of our common stock through a private placement offering at $4.05, per share for a total cash purchase of $500,000. The funds were received and the shares were issued in June 2005. The warrant agreement grants the right for the investor to purchase 24,961, post-split, shares of our common stock at a price of $5.40 per share on or before June 2, 2006. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

On July 19, 2005, we entered into an agreement with a placement agent relating to the sale of up to 5,350,000 new shares of its common stock. Pursuant to the agreement, the placement agent has sold all such shares of common stock at a price of $3.78 per share to certain eligible investors located outside the United States. The approximate gross proceeds from the sale are $20,000,000, before fees to Investec Investment Bank and other costs associated with the listing and placement of approximately $2,000,000. We received approximately $18,000,000 of net proceeds from the offering. The sale of this common stock was conducted pursuant to the requirements of Regulation S under the Securities Act of 1933. Among other things, each investor purchasing shares of the Registrant's common stock in the offering has represented that he or she is not a "U.S. Person" as defined in Rule 902 of Regulation S. In addition, neither the Registrant nor the placement agent has conducted any selling effort directed at the United States in connection with the offering. All shares of common stock to be issued in the offering will be endorsed with a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and will be deemed to be "restricted securities." As a result, the purchasers of such shares will not be able to resell the shares in the United States without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Our operations during the quarter ended June 30, 2005 were financed by development contracts and product sales, as well as from working capital reserves.

During the six months ended June 30, 2005, our operations required $1,158,000 more in cash than was generated. Enova continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $204,000 from $522,000, or approximately 39% from the balance at December 31, 2004 (net of write-offs). The increase results from additional product sales in the second quarter as well as continued progress on our development contracts with Tomoe and HMC. We are realizing an increase in sales activity for our drive systems, components and development services which commenced in the fourth quarter of 2004 and we anticipate that we will increase receivables during the next several quarters. Inventory decreased by $147,000 from $1,036,000 or 14% from December 31, 2004 balances. The decrease was due to the fulfillment of product orders received in the first quarter of 2005.

Prepaid expenses increased by net $141,000 at June 30, 2005 from the December 31, 2004 balance of $304,000 or 37% due to the renewal of our various insurance policies and deposits placed for several inventory purchases.

Fixed assets increased by $51,000 or 3%, before depreciation, for the quarter ended June 30, 2005 from the prior year balance of $1,754,000 due to the purchase of both computer and production equipment.

Investments decreased by $66,000 for the six months ended June 30, 2005 from $1,768,000 at December 31, 2004, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the six months ended June 30, 2005, the ITC generated a net loss of approximately $165,000, resulting in a charge to Enova of $66,000 utilizing the equity method of accounting for our interest in the ITC.

Other assets decreased by $54,000 over the six months ended June 30, 2005 from $296,000 at December 31, 2004 as we continued to amortize the asset relating to the Ford Value Participation Agreement and our other intellectual property assets. Intellectual property assets, including patents and trademarks remained unchanged at $92,000 at June 30, 2005.

Accounts payable increased over the six months ended June 30, 2005 by $252,000 to $317,000 from $66,000 at December 31, 2004. The increase in accounts payable is due to additional purchases of materials and goods for customers. These payables are routinely incurred and paid during the ordinary course of business.

Deferred revenue decreased from $392,000 to $84,000 in the six months ended June 30, 2005 as we recognized an additional $308,000 in revenues for the six months ended June 30, 2005 on the Tomoe Singapore project based on the percentage of completion method of revenue recognition. The deferred revenues for the current portion of this contract have been fully recognized and we will commence billing as we progress on the development and production phases of that contract in 2005 and 2006. Other accrued expenses, including accrued payroll, increased by a net of $11,000 for the six months ended June 30, 2005 from the balance of $207,000 at December 31, 2004, from a combination of factors including increases in insurance contracts payable associated with our liability insurance policies and quarter-end payroll accruals. During the quarter ended June 30, 2005, we also paid off our Line of Credit for a total reduction of $229,000 from the December 31, 2004 balance.

Accrued interest increased by $150,000 for the quarter ended June 30, 2005, an increase of 11% from the balance of $1,378,000 at December 31, 2004. The increase was due to interest on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note as well as the Schulz note payable as discussed in Note 2 of the financial statements.

The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

Net revenues for the three and six month periods ending June 30, 2005 were $1,322,000 and $2,014,000, respectively, as compared with $718,000 and $1,826,000 for the corresponding periods in 2004, an increase of 84% and 10% respectively. Net production revenues for the quarter ended June 30, 2005 increased to $817,000 from $456,000 for the same period in 2004. Net R&D revenues for the quarter ended June 30, 2005 increased to $505,000 from $262,000 for the quarter ended June 30, 2004. The increase in production revenues is primarily the result of delivery of drive systems to our customers as forecasted in prior quarters. Our sources of revenue for the second quarter of 2005 came predominantly from product sales rather than development contracts. Product sales as a percentage of total revenues were 62% for the three months ended June 30, 2005, and 65% of total revenues for the six months ended therein, with sales of our HybridPower 120kW drive systems accounting for a majority of our product sales. We believe this trend will continue to accelerate for the foreseeable future as more current and prospective customers purchase additional drive systems for their production vehicles. We will continue to seek out and contract for new development programs with both our current partners such as WrightBus, Eneco, EPT, FAW, Tomoe, Hyundai and our other U.S., Asian and European alliance partners, as well as with new alliances with other vehicle manufacturers and energy companies to enhance our technology and our product offerings. Research and development revenues for the second quarter of 2005 are a result of development programs and engineering services for the Tomoe LTA train, the HMC fuel cell bus and various HCATT programs.

Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the quarter ended June 30, 2005 increased $505,000 to $1,024,000 from $519,000 for the same period in 2004.
For the six months ending June 30, 2005, there was an increase in cost of revenues from $1,177,000 to $1,594,000 for the same six-month period in 2004. These increases are primarily attributable to the increase in sales for the three and six months, as well as additional support costs for some of our new product lines. We anticipate there may be additional increases in cost of sales for products in 2005 due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturer. We anticipate this to be offset by a reduction in costs associated with manufacturing these products due to increasing purchases, thereby improving our gross margins.

Internal research, development and engineering expenses remained constant for the three months ended June 30, 2005 at $178,000 as compared with $181,000 in the same period in 2004. For the six months ended June 30, 2005, such expenses increased to $395,000 from $309,000 in 2004. As the market for heavy-duty hybrid vehicles continues to evolve and grow, we have increased allocating engineering resources to the development and enhancement of our new parallel hybrid drive systems, our series hybrid system, upgrading proprietary control software, higher power DC-DC converters and advancing our digital inverters and other power management firmware.

Selling,   general  and  administrative  expenses  increased  from  $453,000  to
$550,000, or 21%, for the three months ended June 30, 2005 from the previous year's comparable period. For the six months ended June 30, 2005, the increase was from $935,000 to $1,158,000 or a 24% increase. The increases are attributable to additional marketing, engineering and technical staff employed in the first half of 2005 as well as increased expense due to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002 and our efforts to attract additional capital funding. Management continues to implement cost reduction strategies in 2005 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Net interest and other income/expense remained relatively constant at approximately $72,000 for the second quarter of 2005, down slightly from the same period in 2004. For the six months ended June 30, 2005, net interest and other income/expense was $141,000 compared to $124,000 for the same period in 2004.

We incurred a loss from continuing operations of $528,000 in the second quarter of 2005 compared to a loss of $602,000 in the second quarter of 2004, which represents a 5% reduction in loss. For the six months ending June 30, 2005, the loss increased from $763,000 to $1,340,000 or a 75% increase. The increase was attributable to several factors including higher comparative costs of revenue due to the type of products sold in the first half of 2005 as compared to 2004, higher support costs in the second quarter of 2005, increased internal development efforts and higher general operating costs due to factors noted above. By increasing sales revenues while maintaining cost management strategies currently in effect, we believe we will be able to reduce our annual loss from operations as compared with prior years' results; however, management cannot assure that these results will be achieved.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $101,798,000 at June 30, 2005. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended June 30, 2005 and 2004, we had net losses of $528,000 and $602,000 respectively on sales of $1,322,000 and $718,000, respectively. For the six months ended June 30, 2005 and 2004, we had net losses of $1,340,000 and $763,000 respectively on sales of $2,014,000 and $1,826,000, respectively.

Our independent auditors' opinion on our audited financial statements includes a going concern qualification. Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements for the year ended December 31, 2004 which states that our recurring operating losses raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on its success at obtaining additional capital sufficient to meet its obligations on a timely basis, and to ultimately attain profitability.

In July 2005, we raised approximately $20,000,000 with net proceeds to the Company of approximately $18,000,000 in conjunction with a placement of 5,350,000 shares of common stock on the London Stock Exchanges AIM Market as detailed in Note 6 of our financial statements included in the Form 10-Q. We believe we now have sufficient funds to continue operations for the next thirteen months.

Nature of Industry. The mobile and stationary power markets, including electric vehicle and hybrid electric vehicles, continue to be subject to rapid technological change. Most of the major domestic and foreign vehicle manufacturers and vehicle component manufacturers: (1) have already produced electric and hybrid vehicles, and/or (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. In addition, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies. Cost-effective methods to reduce price per kilowatt have yet to be established and the stationary power market is not yet viable.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's President, Chief Executive Officer and its acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures

(as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based upon that evaluation of these disclosure controls and procedures, the President, Chief Executive Officer and acting Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of July 12, 2005, the Company was not involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

California law prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.

On June 3, 2005, Enova entered into a stock purchase and warrant agreement to issue 123,456, post-split, shares of our common stock through a private placement offering at $4.05, per share for a total cash purchase of $500,000. The funds were received and the shares were issued in June 2005. The warrant agreement grants the right for the investor to purchase 24,961, post-split, shares of our common stock at a price of $5.40 per share on or before June 2, 2006. These investors represented that they were accredited investors. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

During the three months ended June 30, 2005, the Company has issued or accrued common stock of Enova to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. During the three months ended June 30, 2005, we recorded 8,556, post-split shares of restricted common stock as common stock subscribed to the Board of Directors at an average price of $4.28 per share for full and telephonic board meetings and committee meetings during the second quarter of 2005. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of June 30, 2005, 93,258 shares, post-split, had been issued under the above compensation plan for Directors.

Item 3.  Defaults upon Senior Securities:   None.

Item 4.  Submission of Matters to a Vote of Securities Holders:  None.

Item 5.  Other Information:

On July 14, 2005, the Company entered into indemnification agreements with each of its directors (each an "Indemnitee"). The agreements govern each Indemnitee's right to indemnification in accordance with the Company's Articles of Incorporation and applicable law. Pursuant to the agreements, the Company will maintain Director and Officer Insurance for each Indemnitee. In addition, the Company will indemnify the Indemnitee against expenses incurred in connection with any threatened, pending or completed action, suit or other proceeding to which the Indemnitee is a party by reason of the fact that the Indemnitee is or was an agent of the Company. The Company is obligated to advance all expenses incurred by the Indemnitee in connection with a qualifying proceeding within 20 days following a written request by the Indemnitee. The Indemnitee is obligated to repay such amounts advanced if it is ultimately determined, pursuant to the terms of the agreement, that the Indemnitee is not entitled to indemnification.

Item 6.  Exhibits:

10.24* Form of Stock Purchase Agreement dated June 3, 2005 between Registrant and Eruca Limited.

10.25* Form of Warrant Agreement dated June 3, 2005 between Registrant and Eruca Limited.

10.26* Form of Director's Indemnification Agreement dated July 14, 2005 between Registrant and each of its directors as of July 14, 2005.

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


Date:    August 16, 2005


ENOVA SYSTEMS, INC.
(Registrant)

/s/ Larry B. Lombard
-------------------------------
By: Larry B. Lombard, Chief Financial Officer