Form 10-K/A
period 2004-12-31
ENOVA SYSTEMS INC
filed 2005-09-19
CIK 922237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

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

The number of shares of Common Stock outstanding as of March 30, 2005 was 416,473,000.

                                EXPLANATORY NOTE

On March 29, 2005, Enova Systems, Inc. (the "Company") filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2004. The Company hereby amends its 2004 Form 10-K to include within it the audited financial statements of the Hyundai-Enova Innovative Technology Center (the "ITC Financial Statements"), a 40% owned equity method investment of the Company, in compliance with Rule 3-09 of Regulation S-X. Additionally, we have amended `Note 1 - Organization and Line of Business'; `Note 2 - Summary of Significant Accounting Policies'; `Note 4 - Equity Method Investment'; and `Note 11 - Income Taxes' and `Note 14 - Geographic Area Data' of the Notes to the Company's Financial Statements for the Years Ended December 31, 2004, 2003 and 2002. The amended notes reflect the addition of the ITC Financial Statements and correct computational errors which we believe are immaterial to the fair presentation of the Company's financial position, results of operations and cash flows for the year ended December 31, 2004. No other amendments or changes are, or were, made to the 2004 Form 10-K.

Item 8.  Financial Statements and Supplementary Data

         The response to this Item is submitted as a separate section of this Form 10-K/A. See Item 15.

Item 15. Exhibits and Financial Statement Schedules

         (a)1.    Financial Statements

                  The financial statements filed as a part of this report are identified in the Index to Financial Statements on page F-1.

         (a)2.    Financial Statement Schedule

                  No financial statement schedules are filed as a part of this report.

         (a)3.    Exhibits

                  See Item 15 (c) for Index of Exhibits.

         (b)      Reports on Form 8-K

                  On September 2, 2005, Registrant filed a Form 8-K, with date of earliest event reported of September 1, 2005, reporting under items 8 and 9.

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

4.1 Cashless Exercise Warrants dated October 25, 1996 issued to Fontal International, Ltd. (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K/A for the year ended July 31, 1996, as filed on November 12, 1996, and incorporated herein by reference).

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

10.7     Amended  1996  Employee  and  Consultant  Stock  Option  Plan (filed as
         Exhibit 10.7 to the Registrant's Annual Report on Form 10-K/A for fiscal year ended July 31, 1999, as filed on October 29, 1999, and incorporated herein by reference).

10.8 Stock Purchase Agreement and Technology License Agreement dated February 27, 1997, by and between Enova and Hyundai Motor Company and Hyundai Electronics Industries Co., Ltd. (filed as Exhibit 10.98 to the Registrant's Quarterly Report on Form 10-Q for fiscal quarter ended January 31, 1997, as filed on March 14, 1997, and incorporated herein by reference).

10.9 Letter of Intent between Registrant and a domestic supplier, dated December 9, 1999, to design, develop and manufacture low voltage electric drive system components (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K/A for fiscal year ended December 31, 2000 and incorporated herein by reference).

10.10 Put/Call Option to sell Itochu shares between Registrant and Carl D. Perry dated September 1, 1999 (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K/A for fiscal year ended December 31, 2000 and incorporated herein by reference).

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

ENOVA SYSTEMS, INC.


By:      /s/   Larry B. Lombard
   --------------------------------
Larry B. Lombard, Chief Financial Officer

Dated: September 15, 2005

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry B. Lombard, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

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

Signature                                               Title                             Date
---------                                               -----                             ----
  /s/   Larry B. Lombard                   Chief Financial Officer                September 15, 2005
----------------------------------         and Director
Larry B. Lombard                           (Principal Financial Officer)

  /s/   Edwin O. Riddell                   Chief Executive Officer                September 15, 2005
----------------------------------         and Director
Edwin O. Riddell                           (Principal Executive Officer)

  /s/   Anthony N. Rawlinson               Chairman                               September 15, 2005
----------------------------------
Anthony N. Rawlinson

  /s/ Malcolm Currie                       Director                               September 15, 2005
----------------------------------
Malcolm Currie

  /s/   Bjorn Ahlstrom                     Director                               September 15, 2005
----------------------------------
Bjorn Ahlstrom

  /s/   Donald H. Dreyer                   Director                               September 15, 2005
----------------------------------
Donald H. Dreyer

  /s/   John R. Wallace                    Director                               September 15, 2005
----------------------------------
John R. Wallace


                                                             ENOVA SYSTEMS, INC.
                                                            FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                               DECEMBER 31, 2004, 2003, AND 2002

                                                             ENOVA SYSTEMS, INC.
                                                                        CONTENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------


                                                                            Page

REPORT OF INDEPENDENT REGISTERED
           PUBLIC ACCOUNTING FIRM                                            1-2

FINANCIAL STATEMENTS

       Balance Sheets                                                        3-5

       Statements of Operations                                               6

       Statements of Stockholders' Equity (Deficit)                         7-8

       Statements of Cash Flows                                             9-10

       Notes to Financial Statements                                       11-28

SUPPLEMENTAL INFORMATION

       Report of Independent Registered Public
           Accounting Firm on Financial Statement Schedule                   1

       Valuation and Qualifying Accounts - Schedule II                       2

FINANCIAL STATEMENTS

        Hyundai-Enova Innovative Technology Center, Inc.                   1-12

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

As described in Note 2 to the financial statements, the Company has made certain corrections related to the previously filed December 31, 2004 footnotes to the financial statements.



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


                                              /s/ MOSS ADAMS LLP

Santa Rosa, California
February 24, 2003

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                                      BALANCE SHEETS
                                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                                               ASSETS



                                                                                                      2004                2003
                                                                                                ---------------     ---------------
Current assets
      Cash and cash equivalents                                                                 $     1,575,000     $       530,000
      Accounts receivable                                                                               522,000             803,000
      Inventories and supplies                                                                        1,036,000           1,606,000
      Note receivable - related party                                                                      --                 8,000
      Prepaid expenses and other current assets                                                         304,000              78,000
                                                                                                ---------------     ---------------

              Total Current Assets                                                                    3,437,000           3,025,000

Property and equipment, net                                                                             387,000             481,000
Equity method investment                                                                              1,768,000             960,000
Other assets                                                                                            296,000             404,000
                                                                                                ---------------     ---------------
Total assets                                                                                    $     5,888,000     $     4,870,000
                                                                                                ===============     ===============

                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                                      BALANCE SHEETS
                                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                       2004              2003
                                                                                                  ---------------   ---------------
Current liabilities
      Accounts payable                                                                            $        66,000   $       768,000
      Deferred revenues                                                                                   392,000              --
      Line of credit                                                                                      229,000           120,000
      Accrued payroll and related expense                                                                 194,000           120,000
      Other accrued expenses                                                                               13,000            98,000
      Current portion of notes payable                                                                    166,000           131,000
      Current portion of capital lease obligations                                                          6,000            23,000
                                                                                                  ---------------   ---------------

              Total current liabilities                                                                 1,066,000         1,260,000

Accrued interest payable                                                                                1,378,000         1,122,000
Capital lease obligations, net of current portion                                                            --               5,000
Notes payable, net of current portion                                                                   3,341,000         3,347,000
                                                                                                  ---------------   ---------------

              Total liabilities                                                                   $     5,785,000   $     5,734,000
                                                                                                  ---------------   ---------------


Commitments and contingencies


                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                                      BALANCE SHEETS
                                                                                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) (continued)


                                                                                                    2004                 2003
                                                                                               ---------------      ---------------
Stockholders' equity (deficit)
      Series A convertible preferred stock - no par value
        30,000,000 shares authorized
        2,748,000 and 2,820,000 shares issued and
        outstanding
        Liquidating preference at $0.60 per share, aggregating
        $1,648,507 and $1,692,000                                                              $     1,774,000      $     1,837,000
      Series B convertible preferred stock - no par value
        5,000,000 shares authorized
        1,217,000 and 1,217,000 shares issued and outstanding
        Liquidating preference at $2 per share aggregating $2,434,000                                2,434,000            2,434,000
      Common Stock, no par value
        500,000,000 shares authorized
        415,265,000 and 378,341,000 shares issued and
        outstanding                                                                                 90,465,000           86,054,000
      Common stock subscribed                                                                          165,000               60,000
      Stock notes receivable                                                                        (1,176,000)          (1,203,000)
      Additional paid-in capital                                                                     6,900,000            7,031,000
      Accumulated deficit                                                                         (100,459,000)         (97,077,000)
                                                                                               ---------------      ---------------
              Total stockholders' equity (deficit)                                                     103,000             (864,000)
                                                                                               ---------------      ---------------
Total liabilities and stockholders' equity (deficit)                                           $     5,888,000      $     4,870,000
                                                                                               ===============      ===============

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
                                                                        =============          =============          =============

                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    For the Years Ended December 31,

-----------------------------------------------------------------------------------------------------------------------------------

                                                       Convertible Preferred Stock
                                       ---------------------------------------------------------
                                              Series A                         Series B                        Common Stock
                                       -------------------------       -------------------------       -----------------------------
                                        Shares          Amount          Shares          Amount           Shares             Amount
                                       --------       ----------       --------       ----------       -----------       -----------
Balance, December 31,
    2000                               2,844,00       $1,867,000       1,217,00       $2,434,000       244,249,000       $75,680,000
Issuance of common
    stock for
        Exercise of warrants                --               --             --              --          50,000,000         3,000,000
        Exercise of options                 --               --             --              --           1,805,000           181,000
        Services                            --               --             --              --             448,000            98,000
        Legal settlement                    --               --             --              --           6,000,000           900,000
Warrants issued for
    value participation
    agreement                               --               --             --              --                 --               --
Net loss                                    --               --             --              --                 --               --
                                       --------       ----------       --------       ----------       -----------       -----------

Balance, December 31,
    2001                              2,844,000        1,867,000      1,217,000        2,434,000       302,502,000        79,859,000
Conversion of Series
    A preferred stock                   (20,000)         (25,000)           --              --              20,000            25,000
Issuance of common
    stock for
        Cash, net of offering
           costs of $206,000                --               --             --              --          41,100,000         3,904,000
        Exercise of options                 --               --             --              --              30,000             3,000
        Services                            --               --             --              --           1,242,000           190,000
        Legal settlement                    --               --             --              --             300,000            45,000
Stock notes receivable                      --               --             --              --                 --               --
Net loss                                    --               --             --              --                 --               --
                                       --------       ----------       --------       ----------       -----------       -----------


                                             Common Stock
                                              Subscribed               Stock         Additional
                                      --------------------------       Notes           Paid-In        Accumulated
                                        Shares           Amount     Receivable         Capital          Deficit             Total
                                      ---------        ---------   ------------      -----------     -------------        ---------
Balance, December 31,
    2000                                 45,000          $13,000   $ (1,149,000)      $6,372,000     $ (86,865,000)    $ (1,648,000)
Issuance of common
    stock for
        Exercise of warrants                --               --             --              --                 --         3,000,000
        Exercise of options                 --               --         (59,000)            --                 --           122,000
        Services                        955,000          147,000            --              --                 --           245,000
        Legal settlement                    --               --             --              --                 --           900,000
Warrants issued for
    value participation
    agreement                               --               --             --           577,000               --           577,000
Net loss                                    --               --             --              --          (3,428,000)      (3,428,000)
                                      ---------        ---------   ------------      -----------     -------------        ---------

Balance, December 31,
    2001                              1,000,000          160,000     (1,208,000)       6,949,000       (90,293,000)        (232,000)
Conversion of Series
    A preferred stock                       --               --             --              --                 --               --
Issuance of common
    stock for
        Cash, net of offering
           costs of $206,000          1,000,000          100,000            --              --                 --         4,004,000
        Exercise of options                 --               --             --              --                 --             3,000
        Services                       (628,000)        (130,000)           --              --                 --            60,000
        Legal settlement                    --               --             --              --                 --            45,000
Stock notes receivable                      --               --           5,000             --                 --             5,000
Net loss                                    --               --             --              --          (3,598,000)      (3,598,000)
                                      ---------        ---------   ------------      -----------     -------------        ---------

                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                    For the Years Ended December 31,

-----------------------------------------------------------------------------------------------------------------------------------

                                                       Convertible Preferred Stock
                                       ---------------------------------------------------------
                                              Series A                         Series B                        Common Stock
                                       -------------------------       -------------------------       -----------------------------
                                        Shares          Amount          Shares          Amount           Shares             Amount
                                       --------       ----------       --------       ----------       -----------       -----------
Balance, December 31,
    2002                              2,824,000      $ 1,842,000      1,217,000      $ 2,434,000       345,194,000       $84,026,000
Conversion of Series
    A preferred stock                    (4,000)          (5,000)           --              --               4,000             5,000
Issuance of common
    stock for
        Cash                                                                                            23,077,000         1,500,000
        Issuance of subscribed
           common stock                     --               --             --              --           1,000,000           100,000
        Exercise of options                 --               --             --              --           8,694,000           389,000
        Stock option                        --               --             --              --                 --               --
        Services                                                                                           372,000            34,000
Net loss                                    --               --             --              --                 --               --
                                       --------       ----------       --------       ----------       -----------       -----------

Balance, December 31,
    2003                              2,820,000      $ 1,837,000      1,217,000      $ 2,434,000       378,341,000       $86,054,000
    ====                              =========      ===========      =========      ===========       ===========       ===========
Conversion of Series
    A preferred stock                   (73,000)         (63,000)           --              --              73,000            63,000
Issuance of common
    stock for
        Cash                                --               --             --              --          27,585,000         3,450,000
        Issuance of subscribed
           common stock                     --               --             --              --             367,000            60,000
        Exercise of options                 --               --             --              --           8,464,000           783,000
        Stock option conversions            --               --             --              --             321,000            39,000
        Services                            --               --             --              --             114,000            16,000
Net loss                                    --               --             --              --                 --               --
                                       --------       ----------       --------       ----------       -----------       -----------

Balance, December 31,
    2004                              2,747,000      $ 1,774,000      1,217,000      $ 2,434,000       415,265,000       $90,465,000
                                      =========      ===========      =========      ===========       ===========       ===========

                                             Common Stock
                                              Subscribed               Stock         Additional
                                      --------------------------       Notes           Paid-In        Accumulated
                                        Shares           Amount     Receivable         Capital          Deficit             Total
                                      ---------        ---------   ------------      -----------     -------------        ---------
Balance, December 31,
    2002                              1,372,000        $ 130,000   $ (1,203,000)     $ 6,949,000      $(93,891,000)       $ 287,000
Conversion of Series
    A preferred stock                       --               --             --              --                 --               --
Issuance of common
    stock for
        Cash                                --               --             --              --                 --         1,500,000
        Issuance of subscribed
           common stock              (1,000,000)        (100,000)           --              --                 --               --
        Exercise of options                 --               --             --              --                 --           389,000
        Stock option                        --               --             --            82,000               --            82,000
        Services                        754,000           30,000            --              --                 --            64,000
Net loss                                    --               --             --              --          (3,186,000)      (3,186,000)
                                      ---------        ---------   ------------      -----------     -------------        ---------

Balance, December 31,
    2003                              1,126,000         $ 60,000   $ (1,203,000)     $ 7,031,000      $(97,077,000)      $ (864,000)
Conversion of Series
    A preferred stock                      --                --             --              --                 --               --
Issuance of common
    stock for
        Cash                               --                --          27,000             --                 --         3,477,000
        Issuance of subscribed
           common stock              (1,126,000)         (60,000)           --              --                 --               --
        Exercise of options                --                --             --              --                 --           783,000
        Stock option conversions           --                --             --           (39,000)              --               --
        Services                      1,196,000          165,000            --           (92,000)              --            89,000
Net loss                                   --                --             --              --          (3,382,000)      (3,382,000)
                                      ---------        ---------   ------------      -----------     -------------        ---------

Balance, December 31,
    2004                              1,196,000        $ 165,000   $ (1,176,000)     $ 6,900,000     $(100,459,000)       $ 103,000
                                      =========        =========   ============      ===========     =============        =========


                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                               2004                 2003                 2002
                                                                          ---------------      ---------------      ---------------
Cash flows from operating activities
    Net loss                                                              $    (3,382,000)     $    (3,186,000)     $    (3,598,000)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                                                376,000              351,000              134,000
     Provision for asset impairment                                                  --                200,000                 --
     Equity in losses                                                             192,000               40,000                 --
     Issuance of common stock for services                                         89,000               34,000               60,000
     Issuance of common stock for
       legal settlement                                                              --                   --                 45,000
     (Increase) decrease in
         Accounts receivable                                                      281,000              457,000              (19,000)
         Inventory  and supplies                                                  570,000               48,000             (727,000)
         Note receivable - related party                                            8,000               24,000               25,000
         Prepaid expenses and other current assets                               (226,000)              29,000              (20,000)
         Other assets                                                                --                (14,000)              76,000
     Increase (decrease) in
         Accounts payable                                                        (702,000)            (424,000)           1,025,000
         Accrued expenses                                                         (11,000)            (112,000)              87,000
         Deferred revenues                                                        392,000                 --                   --
         Accrued interest payable                                                 256,000              234,000              212,000
                                                                          ---------------      ---------------      ---------------
Net cash used by operating activities                                          (2,157,000)          (2,319,000)          (2,700,000)
                                                                          ---------------      ---------------      ---------------

Cash flows from investing activities
    Purchases of property and equipment                                   $      (174,000)     $      (113,000)     $      (613,000)
                                                                          ---------------      ---------------      ---------------
Net cash used in investing activities                                            (174,000)            (113,000)            (613,000)
                                                                          ---------------      ---------------      ---------------

Cash flows from financing activities
       Net increase from line of credit                                   $       109,000      $       106,000      $        14,000
       Payment on notes payable and
             capital lease obligations                                            (33,000)              (1,000)             (24,000)
       Proceeds from notes payable                                                 40,000                 --                   --
       Proceeds from sales of common stock                                      2,450,000              600,000            4,210,000
       Offering costs                                                                --                   --               (206,000)
       Proceeds from exercise of stock options                                    783,000              389,000                3,000
       Payments on stock notes receivable                                          27,000                 --                  5,000
                                                                          ---------------      ---------------      ---------------
Net cash provided by financing activities                                       3,376,000            1,094,000            4,002,000
                                                                          ---------------      ---------------      ---------------

Net increase (decrease) in cash and                                             1,045,000           (1,338,000)             689,000
       cash equivalents

Cash and cash equivalents,
       beginning of year                                                          530,000            1,868,000            1,179,000
                                                                          ---------------      ---------------      ---------------

Cash and cash equivalents,
       end of year                                                        $     1,575,000      $       530,000      $     1,868,000
                                                                          ===============      ===============      ===============

                             The accompanying notes are an integral part of these financial statements

                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                                    For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                               2004                 2003                 2002
                                                                          ---------------      ---------------      ---------------
Supplemental disclosure of cash
flow information

       Interest paid                                                      $        10,000      $         9,000      $         8,000
                                                                          ===============      ===============      ===============

       Income taxes paid                                                  $          --        $          --        $          --
                                                                          ===============      ===============      ===============

Supplemental schedule of non- cash
investing and financing activities

       Equipment acquired under capital
           lease agreements                                               $          --        $          --        $        52,000
                                                                          ===============      ===============      ===============

       Conversion of preferred stock
            to common stock                                               $        63,000      $        (5,000)     $        25,000
                                                                          ===============      ===============      ===============

       Acquired investment under
            common stock purchase                                         $     1,000,000      $     1,000,000      $          --
                                                                          ===============      ===============      ===============

       Offering costs on
            common stock purchases                                        $        92,500      $          --        $          --
                                                                          ===============      ===============      ===============

       Common stock issued
            for purchase of options                                       $        39,000      $          --        $          --
                                                                          ===============      ===============      ===============



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

         Liquidity
         ---------
         At December 31, 2004, the Company had a net working capital of approximately $2,371,000 as compared to $1,765,000 at December 31, 2003, representing an increase of $606,000. This increase is due primarily to capital raised during the year offset by losses from operations. Operating and investing activities used approximately $2,157,000 and $174,000, respectively, while financing activities provided $3,376,000. During the year ended December 31, 2004, the Company increased its headcount minimally to control expenses and still maintain its competitive edge in power management systems. The Company's business plan for 2005 provides for raising additional capital in order to continue with the Company's operations until it becomes profitable. The Company will also continue to search for areas in which to further reduce expenses and increase sales.

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

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Amendments to Previously Filed Financial Statements
         ---------------------------------------------------
         The Company has amended its 2004 Form 10-K to include as the audited financial statements of Hyundai-Enova Innovative Technology Center, a 40% owned equity method investment of the Company. Additionally, the Company has made certain corrections to the previously filed December 31, 2004 footnotes to the financial statements in regards to disclosures related to segment reporting, deferred taxes, and certain other footnote disclosures for computational errors. These corrections did not have any impact on the Company's reported financial position, results of operations, or cash flows for the year ended December 31, 2004.

         Management's Plans Related to Liquidity and Capital Needs
         ---------------------------------------------------------
         The Company has incurred significant losses from operations. During the year ended December 31, 2004, the Company incurred a net loss of
         $3,382,000, and it had negative cash flows from operations of $2,157,000. At December 31, 2004 the Company had an accumulated deficit of $100,459,000. Such losses have resulted principally from research and development costs, sales and marketing costs and general and administrative costs associated with the development of the Company's technologies and products and expanding its level of operations.

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

         Management's Plans Related to Liquidity and Capital Needs (continued)
         ---------------------------------------------------------------------
         defer marketing programs, reduce general and administrative expenses and delay or reduce the scope of research and development projects until it is able to obtain sufficient financing to do so. These factors could significantly limit the Company's ability to continue as a going concern. The balance sheets do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts of classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

         Inventories and Supplies
         ------------------------
         Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market. During 2004, the Company charged off $113,000 of inventory related to a prior project with Ford Th!nk program which was terminated in 2003. Additionally, the Company charged-off approximately $162,000 for obsolete or slow-moving inventory for a total of $275,000 during the year ended December 31, 2004.

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

         Equity Method Investment
         ------------------------
         Investment in joint venture (see Note 1) is accounted for by the equity method. The audited financial statements for the Hyundai-Enova Innovative Technology Center, Inc. are attached following these Notes to the Financial Statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                              2004                   2003
                                                                           ----------             ----------
               Computers                                                   $  229,000             $  213,000
               Machinery and equipment                                        709,000                715,000
               Furniture and office equipment                                 192,000                192,000
               Demonstration vehicles and buses                               461,000                297,000
               Equipment under capital lease obligations                       94,000                 94,000
               Leasehold improvements                                          68,000                 68,000
                                                                           ----------             ----------
                                                                            1,753,000              1,579,000
               Less accumulated depreciation and amortization               1,366,000              1,098,000
                                                                           ----------             ----------

                   Total                                                   $  387,000             $  481,000
                                                                           ==========             ==========

         Depreciation and amortization expense was $376,000, $351,000, and $134,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

         The financial statements of the ITC were audited for the year ended December 31, 2004, the period from June 11, 2003 (Inception) to
         December 31, 2003, and the period from June 11, 2003 (Inception) to December 31, 2004 and have been included in the Company's Form 10-K/A for the year ended December 31, 2004. The following is the condensed financial position and results of operations of ITC (audited), as of and for the year ended December 31, 2004 and the period from June 11, 2003 (Inception) to December 31, 2003:

                                                                                        Period from June 11,
                                                                   Year ended            2003 (Inception) to
                                                               December 31, 2004          December 31, 2003
                                                               -----------------          -----------------
                  Financial position
                      Current assets                                 $ 4,406,000                $ 2,413,000
                      Property and equipment, net                         13,000                     12,000
                      Liabilities                                         (3,000)                   (27,000)
                                                                     -----------                -----------

                      Equity                                         $ 4,419,000                $ 2,425,000
                                                                     ===========                ===========

                  Operations
                      Expenses                                          (481,000)                  (106,000)
                                                                     -----------                -----------

                  Net loss                                           $  (481,000)               $  (106,000)
                                                                     ===========                ===========

                  Company's proportionate
                     share of net loss                               $  (192,000)               $   (42,000)
                                                                     ===========                ===========


NOTE 5 - OTHER ASSETS

         During the year ended December 31, 2002, the Company incurred legal costs of $78,000 associated with two patents. These patents have been capitalized and are being amortized over their estimated useful lives.

         In June 2001, a strategic relationship with Ford Motor Company was entered into to develop and manufacture a high power, high voltage conversion module for Ford's fuel cell vehicle. Warrants were issued to Ford Motor Company in exchange for Ford's commitment to enter into a five-year agreement. The issuance of the warrants was recorded as a non-current asset (Value Participation Agreement) at its fair market

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------

NOTE 5 - OTHER ASSETS (continued)

         value of $577,000, which was determined using the Black-Scholes option pricing model, and is being amortized on a straight-line basis over the life of the contract.

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

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------

NOTE 8- NOTES PAYABLE

         Notes payable at December 31, consisted of the following:
                                                                                      2004               2003
                                                                                ---------------    ----------------
                Secured  note  payable  to  Credit   Managers   Association
                   of California, bearing interest at 6% per annum during
                   2003 and at prime plus 3% per annum in 2004 and through
                   maturity. Principal and unpaid interest due in April
                   2016. A sinking fund escrow is required to be funded
                   with 10% of future equity financing,
                   as defined in the agreement.                                 $     3,332,000    $      3,332,000

                Unsecured note payable, bearing interest at 10%
                   per annum.  This note payable is in default.                         120,000             120,000

                Secured note payable to a Coca Cola Enterprises
                   in the original amount of $40,000, bearing
                   interest at 5% per annum.  Principal and
                   unpaid interest due in July 2005.                                     40,000                  --

                Secured note payable to a financial  institution in the
                   original amount of $33,000,  bearing interest at 8% per
                   annum, payable in 36 equal monthly installments.                      15,000              26,000
                                                                                ---------------    ----------------

                                                                                      3,507,000           3,478,000
                Less current portion                                                    166,000             131,000
                                                                                ---------------    ----------------

                         Long-term portion                                      $     3,341,000    $      3,347,000
                                                                                ===============    ================


         Future minimum principal payments of notes payable at December 31, 2004 consisted of the following:

                   Year Ending
                  December 31,
                  ------------
                        2005                                     $       166,000
                        2006                                               9,000
                        2007                                                  --
                        2008                                                  --
                        2009                                                  --
                        Thereafter                                     3,332,000
                                                                 ---------------

                           Total                                 $     3,507,000
                                                                 ===============

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

         Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2004 were as follows:


                   Year Ending                                          Operating                    Capital
                  December 31,                                           Leases                      Leases
                  ------------                                          --------                    --------
                     2005                                               $164,000                    $  6,000
                     2006                                                155,000                        --
                     2007                                                166,000                        --
                     2008                                                 28,000                        --
                                                                        --------                    --------
                                                                        $513,000                       6,000
                                                                        ========
               Less amount representing interest                                                         --
                                                                                                    --------

               Less current portion                                                                    6,000
                                                                                                    --------

                   Long-term portion                                                                $    --
                                                                                                    ========

         Rent expense was $140,000, $150,000, and $206,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

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

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

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

                                    1996 Plan                     1993 Plan                        Other
                         ----------------------------  -----------------------------  -----------------------------
                                          Weighted-                      Weighted-                     Weighted-
                                           Average                        Average                       Average
                                           Exercise                       Exercise                      Exercise
                             Shares         Price          Shares          Price        Shares           Price
                         -------------  -------------  --------------  -------------  -------------  --------------
         Outstanding,
           December
           31, 2001         20,866,000      $    0.10       9,654,000      $    0.52      1,495,000      $     1.70

         Granted               900,000      $    0.10              --      $      --             --      $       --
         Exercised                  --      $      --         (35,000)     $    0.10             --      $       --
         Forfeited            (439,000)     $    0.10      (2,565,000)     $    0.52             --      $       --
                         -------------                 --------------                 -------------

         Outstanding,
           December
           31, 2002         21,327,000      $    0.11       7,054,000      $    0.52      1,495,000      $     1.70

         Granted             9,998,000      $    0.05              --      $      --             --      $       --
         Exercised          (8,638,000)     $    0.05              --      $      --             --      $       --
         Forfeited          (1,556,000)     $    0.11      (7,054,000)     $    0.52     (1,495,000)     $     1.70
                         -------------                 --------------                 -------------

         Outstanding,
           December
           31, 2003         21,131,000      $    0.12              --      $      --             --      $       --

         Granted             2,000,000      $    0.12              --      $      --             --      $       --
         Exercised         (10,981,000)     $    0.10              --      $      --             --      $       --
         Forfeited          (4,795,000)     $    0.12              --      $      --             --      $       --
                         -------------                 --------------                 -------------

         Outstanding,
           December
           31, 2004          7,355,000      $    0.12              --      $      --             --      $       --
                         =============                 ==============                 =============

         Exercisable,
           December
           31, 2004          6,418,000      $    0.12              --      $      --             --      $       --
                         =============                 ==============                 =============

         The weighted-average remaining contractual life of the options outstanding at December 31 2004 was 1.2 years. The exercise prices of the options outstanding at December 31, 2004 ranged from $0.11 to $0.30. Options exercisable were 6,418,000, 20,898,000, 28,304,228 at
         December 31, 2004, 2003 and 2002.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

         Stock Options and Warrants (Continued)
         --------------------------------------

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

NOTE 11 - INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2004 and 2003 consisted of the following:

                                                                                      2004               2003
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Federal tax loss carry-forward                            $    31,542,000    $     31,286,000
                      State tax loss carry-forward                                      893,000             712,000
                      Basis difference                                                1,610,000           1,610,000
                      Other, net                                                        (96,000)            555,000
                                                                                ----------------   ----------------

                                                                                     33,949,000          34,163,000
                  Less valuation allowance                                          (33,949,000)        (34,163,000)
                                                                                ----------------   -----------------

                           Net deferred tax assets                              $            --    $             --
                                                                                ===============    ================

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


NOTE 14 - GEOGRAPHIC AREA DATA

         The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

                                                                      2004              2003             2002
                                                                ----------------  ---------------  ----------------

                  United States                                 $      1,465,000  $     2,672,000  $      2,478,000
                  Italy                                                   30,000          213,000         1,040,000
                  Korea                                                  258,000          297,000           726,000
                  Japan                                                  176,000          146,000            87,000
                  China                                                  256,000                -                 -
                  Malaysia                                                     -          184,000            65,000
                  Ireland                                                166,000                -            59,000
                  Canada                                                       -          738,000                 -
                  England                                                203,000           60,000                 -
                                                                ----------------  ---------------  ----------------

                    Total                                       $      2,554,000  $     4,310,000  $      4,455,000
                                                                ================  ===============  ================


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



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 10, 2005


                                                                                                                 ENOVA SYSTEMS, INC.
                                                                                     VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II

------------------------------------------------------------------------------------------------------------------------------------

                                                                Balance,            Additions         Deductions
                                                              Beginning of         Charged to            from           Balance, End
                                                                  Year             Operations           Reserve            of Year
                                                              ------------        ------------       ------------       ------------
Allowance for doubtful accounts

   December 31, 2004                                          $    595,000        $       --         $    595,000       $       --
                                                              ============        ============       ============       ============

   December 31, 2003                                          $       --          $    595,000       $       --         $    595,000
                                                              ============        ============       ============       ============

   December 31, 2002                                          $       --          $       --         $       --         $       --
                                                              ============        ============       ============       ============

Reserve for obsolete inventories

   December 31, 2004                                          $     80,000        $       --         $       --         $     80,000
                                                              ============        ============       ============       ============

   December 31, 2003                                          $     80,000        $       --         $       --         $     80,000
                                                              ============        ============       ============       ============

   December 31, 2002                                          $     80,000        $       --         $       --         $     80,000
                                                              ============        ============       ============       ============

                             The accompanying notes are an integral part of these financial statements

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            FINANCIAL STATEMENTS
                                        FOR THE YEAR ENDED DECEMBER 31, 2004 AND
          FOR THE PERIOD FROM JUNE 11, 2003 (INCEPTION) TO DECEMBER 31, 2003 AND
              FOR THE PERIOD FROM JUNE 11, 2003 (INCEPTION) TO DECEMBER 31, 2004

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                                               December 31, 2004

--------------------------------------------------------------------------------


                                                                            Page

REPORT OF INDEPENDENT REGISTERED
           PUBLIC ACCOUNTING FIRM                                            1

FINANCIAL STATEMENTS

       Balance Sheets                                                        2

       Statements of Operations                                              3

       Statements of Stockholders' Equity                                    4

       Statements of Cash Flows                                              5

       Notes to Financial Statements                                        6-12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Hyundai-Enova Innovative Technology Center, Inc.
Torrance, California

We have audited the balance sheets of Hyundai-Enova Innovative Technology Center, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004, the period from June 11, 2003 (inception) to December 31, 2003, and the period from June 11, 2003 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hyundai-Enova Innovative Technology Center, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004, the period from June 11, 2003 (inception) to December 31, 2003, and the period from June 11, 2003 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
July 1, 2005

                                                                                    HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                                      BALANCE SHEETS
                                                                                                                        December 31,

------------------------------------------------------------------------------------------------------------------------------------

                                                               ASSETS

                                                                                                     2004                 2003
                                                                                               ---------------      ---------------
Current assets
      Cash and cash equivalents                                                                $     4,405,623      $     2,412,977
                                                                                               ---------------      ---------------
              Total current assets                                                                   4,405,623            2,412,977

Property and equipment, net                                                                             13,718               12,178
                                                                                               ---------------      ---------------
Total assets                                                                                   $     4,419,341      $     2,425,155
                                                                                               ===============      ===============



                                                LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
      Accounts payable                                                                         $           162      $        26,074
      Credit cards payable                                                                               1,280                  670
      Accrued payroll and related expenses                                                               1,342                 --
                                                                                               ---------------      ---------------

              Total current liabilities                                                                  2,784               26,744
                                                                                               ---------------      ---------------


Commitments and contingencies
Stockholders' equity
      Common Stock, no par value
        5,000,000 shares authorized
        5,000,000 and 2,500,000 shares issued and
        outstanding, respectively                                                                    5,000,000            2,500,000
      Deficit accumulated during the development stage                                                (583,443)            (101,589)
                                                                                               ---------------      ---------------
              Total stockholders' equity                                                             4,416,557            2,398,411
                                                                                               ---------------      ---------------
Total liabilities and stockholders' equity                                                     $     4,419,341      $     2,425,155
                                                                                               ===============      ===============

                             The accompanying notes are an integral part of these financial statements.

                                                                 2


                                                                                    HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                            STATEMENTS OF OPERATIONS
                                                                                            For the Year Ended December 31, 2004 and
                                                              For the Period from June 11, 2003 (Inception) to December 31, 2003 and
                                                                  For the Period from June 11, 2003 (Inception) to December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Period From               Period From
                                                              For the Year            June 11, 2003             June 11, 2003
                                                                  Ended              (Inception) to             (Inception) to
                                                              December 31,             December 31,               December 31,
                                                                   2004                   2003                       2004
                                                          ----------------------------------------------------------------------

Operating expenses
      Research & development                              $           32,796      $              8,598     $             41,394
      Selling, general & administrative                              501,676                    97,154                  598,830
                                                          -------------------     ---------------------    ---------------------
            Total operating expenses                                 534,472                   105,752                  640,224
                                                          -------------------     ---------------------    ---------------------

Loss from operations                                                 534,472                   105,752                  640,224
                                                          -------------------     ---------------------    ---------------------
Other income
      Interest income                                                (52,618)                   (4,163)                 (56,781)
                                                          -------------------     ---------------------    ---------------------
            Total other income                                       (52,618)                   (4,163)                 (56,781)
                                                          -------------------     ---------------------    ---------------------

Net loss                                                  $         (481,854)     $           (101,589)    $           (583,443)
                                                          ===================     =====================    =====================


Basic and diluted loss per share                          $            (0.17)     $              (0.07)    $              (0.25)
                                                          ===================     =====================    =====================

Basic and diluted weighted-average
    number of shares outstanding                                   2,916,667                 1,428,571                2,368,421
                                                          ===================     =====================    =====================

                             The accompanying notes are an integral part of these financial statements.

                                                                 3


                                                                                    HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                            For the Year Ended December 31, 2004 and
                                                              For the Period from June 11, 2003 (Inception) to December 31, 2003 and
                                                                  For the Period from June 11, 2003 (Inception) to December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Deficit
                                                                                               Accumulated
                                                        Common Stock                            During the
                                            ----------------------------------------           Development
                                                Shares                  Amount                    Stage                  Total
                                            ----------------        ----------------       ------------------       ----------------
Balance, June 11, 2003
     (Inception)                                         --         $            --        $              --        $            --
                                            ----------------        ----------------       ------------------       ----------------

Issuance of common
     stock for cash                               2,500,000               2,500,000                       --              2,500,000

Net loss                                                 --                      --                 (101,589)              (101,589)
                                            ----------------        ----------------       ------------------       ----------------

Balance, December 31,
     2003                                         2,500,000         $     2,500,000        $        (101,589)       $     2,398,411
                                            ================        ================       ==================       ================

Issuance of common
     stock for cash                               2,500,000               2,500,000                       --              2,500,000

Net loss                                                 --                      --                 (481,854)              (481,854)
                                            ----------------        ----------------       ------------------       ----------------

Balance, December 31,
     2004                                         5,000,000         $     5,000,000        $       (583,443)        $    4,416,557
                                            ================        ================       ==================       ================


                             The accompanying notes are an integral part of these financial statements.

                                                                                    HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                            STATEMENTS OF CASH FLOWS
                                                                                            For the Year Ended December 31, 2004 and
                                                              For the Period from June 11, 2003 (Inception) to December 31, 2003 and
                                                                  For the Period from June 11, 2003 (Inception) to December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the Period      For the Period
                                                                                                  from June 11,       from June 11,
                                                                              For the Year            2003                2003
                                                                                 Ended          (Inception) to       (Inception) to
                                                                              December 31,        December 31,        December 31,
                                                                                  2004                2003               2004
                                                                            ---------------     ---------------     ---------------
Cash flows from operating activities
    Net loss                                                                $      (481,854)    $      (101,589)    $      (583,443)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                                                    4,111                --                 4,111
     Increase (decrease) in
         Accounts payable                                                           (25,912)             26,074                 162
         Accrued expenses                                                             1,952                 670               2,622
                                                                            ---------------     ---------------     ---------------
Net cash used by operating activities                                              (501,703)            (74,845)           (576,548)
                                                                            ---------------     ---------------     ---------------

Cash flows from investing activities
    Purchases of property and equipment                                              (5,651)            (12,178)            (17,829)
                                                                            ---------------     ---------------     ---------------
Net cash used in investing activities                                                (5,651)            (12,178)            (17,829)
                                                                            ---------------     ---------------     ---------------

Cash flows from financing activities
       Proceeds from sales of common stock                                        2,500,000           2,500,000           5,000,000
                                                                            ---------------     ---------------     ---------------
Net cash provided by financing activities                                         2,500,000           2,500,000           5,000,000
                                                                            ---------------     ---------------     ---------------

Net increase (decrease) in cash and                                               1,992,646           2,412,977           4,405,623
       cash equivalents

Cash and cash equivalents,
       beginning of year                                                          2,412,977                --                  --
                                                                            ---------------     ---------------     ---------------

Cash and cash equivalents,
       end of year                                                          $     4,405,623     $     2,412,977     $     4,405,623
                                                                            ===============     ===============     ===============


Supplemental disclosure of cash
flow information

       Interest paid                                                        $          --       $          --       $          --
                                                                            ===============     ===============     ===============

       Income taxes paid                                                    $          --       $          --       $          --
                                                                            ===============     ===============     ===============

                             The accompanying notes are an integral part of these financial statements.

                                                                 5

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         General
         -------
         Hyundai-Enova Innovative Technology Center, Inc. (the "Company") is a development stage, California corporation that develops technologies and components for electric, hybrid electric, and fuel cell systems for mobile and stationary applications. The Company retains development and manufacturing rights to many of the technologies created. The Company develops technologies primarily for its two shareholders, Hyundai Heavy Industries Co., Ltd. and Enova Systems, Inc. For the years ended December 31, 2004 and 2003, the Company did not have any revenues.

         Liquidity
         ---------
         At December 31, 2004, the Company had a net working capital of $4,402,839 as compared to $2,386,233 at December 31, 2003, representing an increase of $2,016,606. This increase is due primarily to capital raised during the year ended December 31, 2004 offset by losses from operations. Operating and investing activities used $501,703 and $5,651, respectively, while financing activities provided $2,500,000 for the year ended December 31, 2004.

         During the year ended December 31, 2004, the Company increased its headcount to five employees as it commenced development on new programs in power management systems.

         Management's Plans Related to Liquidity and Capital Needs
         ---------------------------------------------------------
         The Company has incurred losses from operations since inception. During the year ended December 31, 2004, the Company incurred a net loss of $481,854, and it had negative cash flows from operations of $501,703. At December 31, 2004 the Company had an accumulated deficit of $583,443. Such losses have resulted principally from research and development costs, sales and marketing costs, and general and administrative costs associated with the development of the Company's technologies and products and expanding its level of operations.

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

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage Enterprise
         ----------------------------
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any items of comprehensive income in any period presented.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. The carrying value of all other financial instruments is representative of their fair values.

         Research and Development
         ------------------------
         Costs of researching and developing new technology or significantly altering existing technology are expensed as incurred.

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company does not have common share equivalents.

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

         Concentrations of Credit Risk
         -----------------------------
         Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

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

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                                      2004               2003
                                                                                ---------------    ----------------
                  Computers                                                     $        15,087    $         11,190
                  Tooling                                                                 1,405                 517
                  Furniture and office equipment                                          1,337                 471
                                                                                ---------------    ----------------
                                                                                         17,829              12,178
                  Less accumulated depreciation and amortization                          4,111                  --
                                                                                ---------------    ----------------

                      Total                                                     $        13,718    $         12,178
                                                                                ===============    ================

         Depreciation and amortization expense was $4,111, $0 and $4,111 for the year ended December 31, 2004, the period from June 11, 2003 (inception) to December 31, 2003, and the period from June 11, 2003 (inception) to December 31, 2004, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------
         During the year ended December 31, 2004, the Company issued 2,500,000 shares of common stock for cash totaling $2,500,000. During the period from June 18, 2003 (inception) to December 31, 2003, the Company also issued 2,500,000 shares of common stock for cash totaling $2,500,000.

                                HYUNDAI-ENOVA INNOVATIVE TECHNOLOGY CENTER, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2004

NOTE 5 - INCOME TAXES

         Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2004 and 2003 consisted of the following:


                                                                                      2004               2003
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Federal tax loss carry-forward                            $       482,000    $        102,000
                      State tax loss carry-forward                                      482,000              51,000
                                                                                ---------------    ----------------

                                                                                        964,000             153,000
                  Less valuation allowance                                              964,000             153,000
                                                                                ---------------    ----------------

                           Net deferred tax assets                              $            --    $             --
                                                                                ===============    ================

         As of December 31, 2004, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $584,000 and $533,000, respectively. During the period from June 11, 2003 (inception) to December 31, 2003, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $102,000 and $51,000, respectively. The net operating loss carry forwards begin expiring in 2024.

NOTE 6 - RELATED PARTY TRANSACTIONS

         During 2004, the Company purchased $85,420 in services from and paid rent expense of $6,577 to Enova Systems, Inc. During the period from June 11, 2003 (inception) to December 31, 2003, the Company purchased $36,945 in services from and paid rent expense of $1,210 to Enova Systems, Inc. During the period from June 11, 2003 (inception) to December 31, 2004, the Company purchased $122,365 in services from and paid rent expense of $7,787 to Enova Systems, Inc. The outstanding balances owed to Enova Systems, Inc. at December 31, 2004 and December 31, 2003 were $0.