Form 10-Q
period 2005-10-30
ENOVA SYSTEMS INC
filed 2005-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2005

                                       or

(___) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From ______________ To __________________.


                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                     95-3056150
         ----------                                     ----------
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

As of November 14, 2005, there were 14,786,000 shares, post-split, of Common Stock, no par value, 2,714,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

                                                     INDEX

                                              ENOVA SYSTEMS, INC.


                                                                                        Page No.
                                                                                        --------
PART 1.  FINANCIAL INFORMATION

Item 1.           Financial Statements.....................................................3

                  Balance Sheets:
                  September 30, 2005 (unaudited) and December 31, 2004.....................3

                  Statements of Operations (unaudited):
                  Three and nine months ended September 30, 2005 and 2004..................4

                  Statements of Cash Flows (unaudited):
                  Nine months ended September 30, 2005 and 2004............................5

                  Notes to Financial Statements (unaudited):...............................7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................13

Item 3.           Quantitative and Qualitative Disclosure about Market Risk...............24

Item 4.           Control and Procedures..................................................24

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................25
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.............25
Item 3.           Defaults upon Senior Securities.........................................25
Item 4.           Submission of Matters to a Vote of Security Holders.....................25
Item 5.           Other Information.......................................................25
Item 6.           Exhibits................................................................26

SIGNATURE         ........................................................................27

CERTIFICATIONS    ........................................................................97

                                                                                        ENOVA SYSTEMS, INC.
                                                                                             BALANCE SHEETS
------------------------------------------------------------------------------------------------------------
                                                  ASSETS

                                                                             As of             As of
                                                                      September 30, 2005  December 31, 2004
                                                                      ------------------  -----------------
                                                                          (unaudited)
Current assets
     Cash and cash equivalents                                           $  17,665,000      $   1,575,000
     Accounts receivable, net                                                  879,000            522,000
     Inventories and supplies, net                                           1,271,000          1,036,000
     Prepaid expenses and other current assets                                 340,000            304,000
                                                                         -------------      -------------

            Total Current Assets                                            20,155,000          3,437,000

Property and equipment, net                                                    543,000            387,000
Equity method investment                                                     1,695,000          1,768,000
Other assets                                                                   217,000            296,000
                                                                         -------------      -------------
Total assets                                                             $  22,610,000      $   5,888,000
                                                                         =============      =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                    $     576,000      $      66,000
     Deferred revenues                                                         127,000            392,000
     Line of credit                                                               --              229,000
     Accrued payroll and related expense                                       172,000            194,000
     Other accrued expenses                                                     50,000             13,000
     Current portion of notes payable                                          166,000            166,000
     Current portion of capital lease obligations                                 --                6,000
                                                                         -------------      -------------
            Total current liabilities                                        1,091,000          1,066,000

Accrued interest payable                                                     1,609,000          1,378,000
Notes payable, net of current portion                                        3,332,000          3,341,000
                                                                         -------------      -------------
            Total liabilities                                            $   6,032,000      $   5,785,000
                                                                         -------------      -------------
Commitments and contingencies
Stockholders' equity
     Series A convertible preferred stock - no par value
       30,000,000 shares authorized
       2,714,000 and 2,748,000 shares issued and
       outstanding
       Liquidating preference at $0.60 per share, aggregating
       $1,628,000 and $1,649,000                                         $   1,734,000      $   1,774,000
     Series B convertible preferred stock - no par value
       5,000,000 shares authorized
       1,217,000 and 1,217,000 shares issued and outstanding
       Liquidating preference at $2 per share aggregating $2,434,000         2,434,000          2,434,000
     Common Stock, no par value
       750,000,000 shares authorized
       14,786,000 and 415,265,000 shares issued and
       outstanding  (Note 4)                                               109,268,000         90,465,000
     Common stock subscribed                                                      --              165,000
     Stock notes receivable                                                 (1,176,000)        (1,176,000)
     Additional paid-in capital                                              6,900,000          6,900,000
     Accumulated deficit                                                  (102,582,000)      (100,459,000)
                                                                         -------------      -------------
            Total stockholders' equity                                      16,578,000            103,000
                                                                         -------------      -------------
Total liabilities and stockholders' equity                               $  22,610,000      $   5,888,000
                                                                         =============      =============

   The accompanying notes are an integral part of these financial statements

                                                                                                     ENOVA SYSTEMS, INC.
                                                                                    STATEMENTS OF OPERATIONS (Unaudited)
                                                                       For the Three and Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------------

                                                               Three Months                       Nine Months
                                                         2005               2004             2005              2004
                                                     ------------      ------------      ------------      ------------
Net revenues
      Research and development contracts             $    455,000      $    217,000      $  1,160,000      $    915,000
      Production                                          402,000           189,000         1,711,000         1,317,000
                                                     ------------      ------------      ------------      ------------
            Total net revenues                            857,000           406,000         2,871,000         2,232,000
                                                     ------------      ------------      ------------      ------------
Cost of revenues
      Research and development contracts                  393,000           113,000           813,000           606,000
      Production                                          336,000           244,000         1,509,000           928,000
                                                     ------------      ------------      ------------      ------------
            Total cost of revenues                        729,000           357,000         2,322,000         1,534,000
                                                     ------------      ------------      ------------      ------------
Gross profit                                              128,000            49,000           549,000           698,000
                                                     ------------      ------------      ------------      ------------
Other costs and expenses
      Research & development                              197,000           198,000           592,000           507,000
      Selling, general & administrative                   765,000           844,000         1,924,000         1,823,000
      Interest and other income/expense, net              (59,000)           61,000            83,000            98,000
      Equity in losses of equity method investee            7,000            47,000            73,000           134,000
                                                     ------------      ------------      ------------      ------------
            Total other costs and expenses                910,000         1,150,000         2,672,000         2,562,000
                                                     ------------      ------------      ------------      ------------
Net loss                                             $   (782,000)     $ (1,101,000)     $ (2,123,000)     $ (1,864,000)
                                                     ============      ============      ============      ============
Basic and diluted loss per common share              $      (0.06)     $      (0.01)     $      (0.20)     $      (0.01)
                                                     ============      ============      ============      ============
Weighted-average number of
    shares outstanding                                 13,372,529         8,664,978        10,628,011         8,664,978
                                                     ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements

                                                                   ENOVA SYSTEMS, INC.
                                                  STATEMENTS OF CASH FLOWS (Unaudited)
                                               For the Nine Months Ended September 30,
--------------------------------------------------------------------------------------

                                                        ------------------------------
                                                            2005               2004
                                                        ------------      ------------
Cash flows from operating activities
    Net loss                                            $ (2,123,000)     $ (1,864,000)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                            79,000           268,000
     Equity in losses of equity method investee               73,000           135,000
     Issuance of common stock for services                   237,000            66,000
     (Increase) decrease in
         Accounts receivable                                (357,000)          303,000
         Inventory  and supplies                            (235,000)          292,000
         Prepaid expenses and other current assets           (36,000)         (244,000)
     Increase (decrease) in
         Accounts payable                                    511,000          (431,000)
         Accrued expenses                                     15,000           (10,000)
         Deferred revenues                                  (265,000)          262,000
         Accrued interest payable                            231,000           189,000
                                                        ------------      ------------
Net cash used by operating activities                     (1,870,000)       (1,034,000)
                                                        ------------      ------------

Cash flows from investing activities
    Purchases of property and equipment                 $   (155,000)     $   (138,000)
                                                        ------------      ------------
Net cash used in investing activities                       (155,000)         (138,000)
                                                        ------------      ------------
Cash flows from financing activities
       Borrowings (repayments) on line of credit        $   (229,000)     $    109,000
       Proceeds (repayment) on notes payable and
             capital lease obligations                       (17,000)           16,000
       Net proceeds from sale of common stock             18,361,000         2,760,000
                                                        ------------      ------------
Net cash provided by (used in) financing activities       18,115,000         2,885,000
                                                        ------------      ------------
Net increase (decrease) in cash and
       cash equivalents                                   16,090,000         1,713,000

Cash and cash equivalents,
       beginning of period                                 1,575,000           530,000
                                                        ------------      ------------

Cash and cash equivalents,
       end of period                                    $ 17,665,000      $  2,243,000
                                                        ============      ============

   The accompanying notes are an integral part of these financial statements

                                                                   ENOVA SYSTEMS, INC.
                                                  STATEMENTS OF CASH FLOWS (Unaudited)
                                               For the Nine Months Ended September 30,
--------------------------------------------------------------------------------------


                                                        ------------------------------
                                                            2005               2004
                                                        ------------      ------------
Supplemental disclosure of cash
flow information

       Interest paid                                    $      5,000      $      4,000
                                                        ============      ============
       Income taxes paid                                $         --      $         --
                                                        ============      ============

Supplemental schedule of non- cash
investing and financing activities

       Conversion of preferred stock
            to common stock                             $     40,000      $     64,000
                                                        ============      ============

   The accompanying notes are an integral part of these financial statements

                               ENOVA SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2005 and the interim results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 have been included. The balance sheet at December 31, 2004, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The September 30, 2005 and December 31, 2004 inventories are reported at market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2004, which are included in our Form 10-K and Form 10-K/A Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, diluted earnings per share number is not presented because the inclusion of common stock equivalents, consisting of Series A and B preferred stock, unexercised stock options and warrants, would be anti-dilutive.

The results of operations for the three and nine months ended September 30, 2005 presented herein are not necessarily indicative of the results to be expected for the full year.

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

During the 3rd Quarter the Company adopted an executive compensation plan by granting to the Company's executives options under our 1996 Stock Option Plan to purchase a total of 244,000 shares of common stock at an exercise price of $4.35 per share. These options will vest based on the Company achieving certain revenue milestones for the years ended December 31, 2005 and 2006. If such milestones are not met, the options with respect to those milestones will terminate. All of the granted options will remain in effect for a period of 10 years or until 90 days after the employment of the optionee terminates. For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. As the measurement date for these option issuances have been deemed the respective vesting dates, which have not yet been reached, the Company evaluated the impact of these stock option issuances using the grant date in the application of APB Opinion No. 25. As of the grant date and at September 30, 2005, there was no intrinsic value attributable to these option issuance. Furthermore, the Board granted other employees options to purchase a total of 66,000 shares of common stock at an exercise price of $4.35 which will vest in equal installments over 36 months. All of the granted options will remain in effect for a period of 10 years or until the employment of the optionee terminates.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2005 and 2004:

                                               Three Months    Nine Months     Three Months   Nine Months
                                                  ended           ended           ended          ended
                                               Sept 30 2005    Sept 30 2005    Sept 30 2004   Sept 30 2004
                                               ------------    ------------    ------------   ------------
Loss applicable to
     common stockholders                        $ (782,000)    $(2,123,000)    $(1,101,000)   $(1,864,000)

Stock-based employee compensation
   expense determined under
   fair value presentation for all options      $  (39,000)    $   (39,000)    $        --    $        --

Pro forma net loss                              $ (821,000)    $(2,162,000)    $(1,101,000)   $(1,864,000)

Basic and diluted loss per
   common share
     As reported                                $    (0.06)    $     (0.20)    $     (0.01)   $     (0.01)
     Pro forma                                  $    (0.06)    $     (0.20)    $     (0.01)   $     (0.01)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2005 and 2004: dividend yields of 0% and 0%; expected volatility of 75% and 75%; risk-free interest rates of 4% and 2.5%, and expected lives of five years. The weighted-average fair value of options granted during the quarter ended September 30, 2005 for which the exercise price equals the market price on the grant date was $4.30, and the weighted-average exercise price was $4.35. No options were granted during the quarter ended September 30, 2004.

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

Recently Issued Pronouncements

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

NOTE 2 - Notes Payable

Notes payable is comprised of the following:

                                                                          September 30,       December 31,
                                                                             2005                 2004
                                                                             ----                 ----
                                                                          (unaudited)
                                                                          -----------
Secured note payable to Credit Managers Association of California, bearing interest at 6% per annum during 2003 and at prime plus 3%
per annum in 2004 and through maturity.  Principal and unpaid interest due in April 2016.  A sinking fund escrow is required to be funded with 10% of future equity financing, as defined
in the agreement.                                                         3,332,000           3,332,000

Unsecured note payable, bearing interest at 10% per annum.  This
note payable is in default.                                                 120,000             120,000

Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum.  Principal and unpaid interest due in July 2005. This settlement of this note
payable is currently in negotiation.                                         40,000              40,000

Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36
equal monthly installments.                                                   6,000              15,000
                                                                         ----------          ----------
                                                                          3,498,000           3,507,000
Less current maturities                                                     166,000             166,000
                                                                         ----------          ----------
Total                                                                    $3,332,000          $3,341,000
                                                                         ==========          ==========

NOTE 3 - Tomoe LTA Long-Term Contract

Enova  has  entered  into a  development  and  production  contract  with  Tomoe
Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Completion of the contract will take approximately 15-18 months and is valued at approximately $3,100,000. We are recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore we will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. As of September 30, 2005, we recorded revenues of $398,000 related to the development portion of this contract.

NOTE 4 - Shareholders' Equity

On July 19, 2005, we entered into an agreement with a placement agent relating to the sale of up to 5,350,000 new shares of our common stock. Pursuant to the agreement, we sold all such shares of common stock at a price of $3.78 per share to certain eligible investors located outside the United States. The gross proceeds from the sale are approximately $20,000,000, before fees to Investec Investment Bank and other costs associated with the listing and placement of approximately $2,000,000. We received approximately $18,000,000 of net proceeds from the offering.

We listed our common stock for trading on the AIM Market of the London Stock Exchange on July 25, 2005.

The sale of common stock described above was conducted pursuant to the requirements of Regulation S under the Securities Act of 1933. Among other things, each investor that purchased shares of our common stock in the offering represented that he or she was not a "U.S. Person" as defined in Rule 902 of Regulation S. In addition, neither the Company nor the placement agent conducted any selling effort directed at the United States in connection with the offering. All shares of common stock issued in the offering were endorsed with a restrictive legend indicating that the shares were issued pursuant to Regulation S under the Securities Act and are deemed to be "restricted securities." As a result, the purchasers of such shares will not be able to resell the shares in the United States for at least one year following their purchase without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

On September 22, 2005, the Board of Directors authorized the issuance of 25,000 shares of common stock to the executive officers of the Company at a price of $4.35 per share as bonus compensation for a total expense of $108,750. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

During the three months ended September 30, 2005, we recorded 15,114 shares, post-split; of restricted common stock issued to the Board of Directors at an average price of $4.34 per share for in-person and telephonic board meetings and committee meetings during the third quarter of 2005. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Additionally, on July 20, 2005 (the "Effective Date"), we filed an Amendment to our Amended and Restated Articles of Incorporation, effecting a reverse 1-for-45 split of our common stock. The number of authorized shares was unchanged. At the close of business on the Effective Date, each share of the our Common Stock issued and outstanding immediately prior to the Effective Date was automatically and without any action on the part of the holder thereof reclassified as and changed, pursuant to a reverse stock split (the "Reverse Stock Split"), into a fraction thereof of 1/45th of a share of our outstanding Common Stock, subject to the treatment of fractional share interests as described below. No certificates or scrip representing fractional share interests in the new common stock were issued, and no such fractional share interest will entitle the holder thereof to vote, or to any rights of a shareholder of the Company. In lieu of any fractional shares to which a holder of Common Stock would otherwise be entitled, we paid cash equal to (a) the average of the high-bid and low-asked per share prices of the Common Stock as reported on the NASDAQ electronic "Bulletin Board" on the Effective Date multiplied by (b) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest.

As such, the number of issued and outstanding shares of common stock as of September 30, 2005 reflects the effects of the reverse-split. The number of shares of common stock authorized remains at 750,000,000. These are reflected in the financial statements as of September 30, 2005.

NOTE 5 - Related Party Transactions

During the first nine months of 2005, we purchased from HHI approximately $512,000 in components, materials and services for manufacture of our drive systems and power management systems. These purchases were made on terms and conditions equal to or better than our standard commercial terms with other vendors. At quarter ended September 30, 2005, our outstanding payables balance due HHI was approximately $382,000. These payables will be paid during the fourth quarter of 2005 per our terms with HHI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following information should be read in conjunction with the interim financial statements and the notes thereto in Part I, Item I of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual report on Forms 10-K and 10-K/A for the year ended December 31, 2004. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of the historical information presented contains certain forward-looking statements involving risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks discussed in this
Item 2 and specifically discussed in this report under the heading "Certain Factors That May Affect Future Results" following this Management's Discussion and Analysis section, and elsewhere in this report.

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

Enova's primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid heavy-duty drive system sales offer Enova the greatest potential return on investment in both the short and long term. Additionally, Enova's management believes that this area will see significant growth over the next several years. As we penetrate more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our expertise in power management and conversion systems for mobile applications.

Management's strategy is to provide a dual path approach in offering both a series and parallel hybrid drive systems solution. We have developed or are developing a variety of heavy-duty drive system solutions, including our series hybrid drive system featuring our diesel generator set; a post-transmission parallel hybrid system and two variations of a pre-transmission parallel hybrid drive system. Many of these systems are currently being utilized in our customer's trucks and buses such as the Mack R-11 refueler vehicle which utilizes our post-transmission parallel hybrid, First Auto Group of China's buses which utilize our pre-transmission hybrid solution and WrightBus of the United Kingdom's 10m bus which utilizes our series hybrid drive system.

Additionally, we continue to pursue private and government funded development programs. These programs allow us to enhance our ability to increase our revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. Research and development revenues in the third quarter of 2005 are a result of engineering services for the Hyundai Motor Company for their fuel cell bus, Ford Motor Company for their fuel cell vehicle, Tomoe's hybrid train programs and various Hawaii Center for Advanced Transportation Technologies (HCATT) programs.

In the quarter ended September 30, 2005, we continued with our development efforts with both new and existing customers. Enova, teaming with Concurrent Technologies Corporation (CTC), continues to supply product and assist in the integration of a fuel cell hybrid drive system for a MB4 tow tractor for the U.S. Air Force. Additionally, we have completed a parallel hybrid drive system study for HCATT in conjunction with the U.S. Air Force. We are now in discussions with HCATT for the next phase which will be to develop and fabricate a parallel hybrid step van based on the results of the study. We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. We are also negotiating with the U.S. Air Force to develop and produce series hybrid. Although we believe that current negotiations with several parties may result in development and production contracts during 2005 and beyond, there are no assurances that such additional agreements will be realized.

During the quarter ended September 30, 2005, we continued to develop and produce electric and hybrid electric drive systems and components for FAW China, Wright Bus and Eneco of the United Kingdom, EcoPower Technology (EPT) of Italy, Tsinghua University of China, MTrans of Malaysia, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. of Japan and several other domestic and international vehicle and bus manufacturers.

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

Heavy-Duty  Drive Systems - Buses,  Trucks,  Vans and Other  Industrial  Vehicle
--------------------------------------------------------------------------------
Applications
------------

In the third quarter of 2005, we continued to market our latest hybrids, the HybridPower Series Hybrid and Parallel Hybrid, to customers in Europe and Asia. Enova's new diesel generator set, the power component within the hybrid drive system, delivers 60 kilowatts volts of continuous power, enabling it to integrate seamlessly with Enova's 240kW or 120kW drive motors and other digital power management components. The series hybrid genset consists of a 60kW electric motor, a motor controller and a diesel engine meeting stringent Euro 3 or Euro 4 emission specifications. The genset is distinctively designed to allow end users to choose the engine best suited for their commercial needs, permitting a wide variety of engine choices. The parallel hybrid drive system comes in a post-transmission and two pre-transmission configurations. Parallel hybrids are better suited for vehicles which do not have exclusively stop and go drive cycles as the parallel hybrid system optimizes fuel economy over a greater range of driving cycles.

During the third quarter of 2005, we received an order from FAW for five additional pre-transmission parallel hybrid drive systems for their buses to be delivery in the fourth quarter. The first three vehicles were successfully integrated and tested. FAW has commenced integrating additional buses with our drive system. Enova's parallel hybrid drive system solution outperformed the Chinese competitor's system. Our system is now replacing these Chinese systems. Management believes that these development and initial production programs will result in additional production contracts during 2005 and beyond; however at this time; there are no assurances that such additional contracts will be consummated.

Our eight drive system contract with Tomoe for Singapore Land Transport Authority's eight battery-electric locomotives continues on schedule. Over the last several years, Enova successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. It is anticipated that the hybrid drive train components will be delivered in December 2005 to Tomoe's Japan-based facilities. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems, including potential light rail applications. Although we anticipate additional orders for these systems in 2005 and beyond, there are no assurances that such additional orders will be forthcoming.

WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, is currently integrating our diesel genset-powered, series hybrid drive systems in their medium and large bus applications. WrightBus will unveil their new hybrid bus in London in the fourth quarter of 2005 on the 360 route. In late 2004, we entered into an exclusive three-year letter of intent with WrightBus for the potential sale of certain Enova products for specific vehicles in the United Kingdom, subject to WrightBus' completing various service and marketing milestones. WrightBus has notified us of potential additional orders for 2006 through 2007. At this time, however, there are no assurances that such additional orders will be forthcoming.

We continued to deliver the sixteen 120kW electric drive systems to Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPower 120kW drive systems in its hybrid bus applications. During the 3rd quarter of 2005, we billed Eneco for approximately $393,000 for these drive systems. The production system deliveries under this purchase order will continue into the fourth quarter of 2005. Eneco has notified us of its plans to order additional 120kw systems for its bus programs. At this time, however, there are no assurances that such additional orders will be forthcoming.

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

For the foreseeable future, we will also continue our efforts to cross-sell our systems to new and current customers in the light and medium duty vehicle markets, both domestically and globally.

Fuel Cell Technologies
----------------------

Due to the success of the 20kW High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle, Ford has entered into another development contract with Enova for a 30kW converter. Ford continues to utilize our new 30kW HVEC systems in their development efforts as they seek to use the HVEC in traditional hybrid vehicle applications which do not utilize fuel cells. In the third quarter of 2005, Ford extended the development contract to modify the HVEC for further study. The 20kW HVEC is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. There is a potential for additional production orders for HVEC units from Ford in 2005 and beyond; however, at this time, there are no assurances that such additional orders will be forthcoming.

Furthermore, we are applying the technology and components derived from this program to other applications. The HVEC is a critical component of our Fuel Cell bus programs and other fuel cell powered systems such as the Hyundai fuel cell vehicle. Both of these projects are further detailed in the research and development programs section set forth below.

Our projects with both CTC and HCATT for a fuel cell powered MB-4 tow tractor and a step-van, respectively, utilize our HVEC units to control and adapt power between the fuel cells, the batteries and the power electronics of the drive system. In heavy-duty mobile applications such as these, Enova has developed firmware to run our HVEC units in parallel for greater power capacity.

Enova's fuel cell enabling components are part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company (the Ford Focus FCV) and Hyundai Motor Company (the Hyundai Tucson fuel cell hybrid electric vehicle) in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation Project." This government-funded project, which commenced in late 2004, will last over five years and evaluate the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S.

The Company intends to continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------

We continue to pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

We commenced a development program with Hyundai Motor Company of Korea for a heavy-duty fuel cell bus in 2005 and delivered the first of our new high voltage 240kW series hybrid drive systems in the third quarter of 2005. The drive system integrates with a UTC Fuel Cell unit for Hyundai's newest bus. The contract is valued at over $750,000 for delivery of three 240kW drive systems in 2005. As of September 30, 2005, we have billed approximately $368,000 for this program.

We have entered into a joint development program with a major North American Truck Manufacturer in the third quarter of 2005. This validation project will feature Enova's new post and pre-transmission 120kW Hybrid Drive Systems. The drive systems will be integrated into several medium to heavy-duty vehicles for delivery in the fourth quarter of 2005, with the purpose of leading to production in mid to late 2006. Although we believe there is potential for production programs in 2006 and beyond, there can be no assurances at this time that such orders will be realized.

Our program with Mack Truck, Inc., Powertrain division - a unit of The Volvo Group, Sweden, for the development and manufacture of a motor controller, electric motor and battery management systems for a new parallel hybrid drive system is nearing completion. The new parallel hybrid vehicle program is part of the Air Force's efforts to improve efficiency, reduce fuel and maintenance costs, provide re-generative brake energy and reduce emissions. Utilizing this drive system configuration, Enova is in the final stages to integrate this same system into refuse trucks for the New York City Transit Authority commencing in the fourth quarter of 2005. This program will convert a minimum of four to six trucks to parallel hybrid systems. Although we believe there is potential for such programs in 2005 and 2006, there can be no assurances at this time that such orders will be realized.

We received additional orders for our fuel cell power management and conversion components for Hyundai Motor Company's (HMC) latest fuel cell hybrid electric vehicle, the Tucson, which was unveiled at the Geneva Auto Show in March 2004. During the third quarter of 2005, Enova received an order for 2 additional systems, for a total of 7, for delivery in the fourth quarter 2005. HMC has notified Enova of its intent to order up to 35 more motors and controllers for additional vehicles for 2006. Although we believe there is potential for such production in 2006, there can be no assurances at this time that such orders will be realized.

Our HCATT fuel cell powered step-van was completed in the third quarter of 2005 now entering an evaluation phase. This vehicle is almost identical to the Purolator step-van and utilizes the same fuel cell powered drive systems and components. We are experiencing a notable increase in interest from both government and military organizations for our products and integration services. The first of these being the project with CTC for the fuel cell powered MB-4 tow tractor. For the quarter ended September 30, 2005, we billed approximately $236,000 for all of our HCATT programs.

Additionally, during the third quarter of 2005, we completed a parallel hybrid study project with HCATT which may lead to a contract for the development of a pre-transmission parallel hybrid step-van for the U.S. Air Force in 2006. Although we believe there is potential for production of this type of drive system and other development programs in 2005, there can be no assurances at this time that such contracts will be realized.

We intend to establish new development programs with the Hawaii Center for Advanced Transportation Technologies in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced cash flow shortages due to operating losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from working capital reserves.

On July 19, 2005, we entered into an agreement with a placement agent relating to the sale of up to 5,350,000 new shares of its common stock. Pursuant to the agreement, we sold all such shares of common stock on July 17, 2005, at a price of $3.78 per share (post reverse split) to certain eligible investors located outside the United States (the "AIM Financing"). The gross proceeds from the sale are approximately $20,000,000, before fees to Investec Investment Bank and other costs associated with the listing and placement of approximately $2,000,000. We received approximately $18,000,000 of net proceeds from the offering. The sale of this common stock was conducted pursuant to the requirements of Regulation S under the Securities Act of 1933. Among other things, each investor purchasing shares of our common stock in the offering has represented that he or she is not a "U.S. Person" as defined in Rule 902 of Regulation S. In addition, neither the Company nor the placement agent has conducted any selling effort directed at the United States in connection with the offering. All shares of common stock issued in the offering were endorsed with a restrictive legend indicating that the shares were issued pursuant to Regulation S under the Securities Act and were deemed to be "restricted securities." As a result, the purchasers of such shares are not be able to resell the shares in the United States for at least one year after their purchase without registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Our operations during the quarter ended September 30, 2005 were financed by development contracts and product sales, as well as from working capital reserves obtained from the AIM financing.

During the nine months ended September 30, 2005, our operations required $1,870,000 more in cash than was generated. Enova continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $357,000 to $879,000 from $522,000, or approximately 68% from the balance at December 31, 2004 (net of write-offs). The increase results from additional product sales in the third quarter as well as continued progress on our development contracts with HCATT and HMC. Inventory increased by $235,000 to $1,271,000 from $1,036,000 or 14% from December 31, 2004 balances during the nine months ended September 30, 2005. The increase was due to increased materials purchases for orders to be fulfilled in the fourth quarter of 2005 and early 2006.

Prepaid expenses increased by net $36,000 to $340,000 at September 30, 2005 from the December 31, 2004 balance of $304,000 or 12% due to the renewal of our various insurance policies and deposits placed for several inventory purchases.

Fixed assets increased by $155,000 or 9%, before depreciation, for the quarter ended September 30, 2005 from the prior year balance of $1,754,000 on December 31, 2004 due to the purchase of both computer and production equipment.

Investments decreased by $73,000 for the nine months ended September 30, 2005 from $1,768,000 at December 31, 2004, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the nine months ended September 30, 2005, the ITC generated a net loss of approximately $183,000, resulting in a charge to Enova of $73,000 utilizing the equity method of accounting for our interest in the ITC. During the third quarter of 2005, the ITC began to reduce its losses as it has begun to generate revenues through royalties and development services.

Other assets decreased by $79,000 over the nine months ended September 30, 2005 from $296,000 at December 31, 2004 as we continued to amortize the asset relating to the Ford Value Participation Agreement and our other intellectual property assets. Intellectual property assets, including patents and trademarks remained relatively unchanged at $93,000 at September 30, 2005.

Accounts payable increased over the nine months ended September 30, 2005 by $510,000 to $576,000 from $66,000 at December 31, 2004. The increase in accounts payable is due to additional purchases of materials and goods primarily from Hyundai Heavy Industries (HHI). These payables are routinely incurred and paid during the ordinary course of business. The balance due HHI is being paid off in the fourth quarter of 2005 per the terms of our agreement. Deferred revenue decreased from $392,000 as of December 31, 2005 to $127,000 in the nine months ended September 30, 2005 as we recognized $328,000 in revenues for the nine months ended September 30, 2005 on the Tomoe Singapore project based on the percentage of completion method of revenue recognition and the MTrans drive system sale. The deferred revenues for the current portion of this contract have been fully recognized and we will commence billing as we progress on the development and production phases of that contract in 2005 and 2006. Other accrued expenses, including accrued payroll, increased by a net of $15,000 for the nine months ended September 30, 2005 from the balance of $207,000 at December 31, 2004, from a combination of factors including increases in insurance contracts payable associated with our liability insurance policies and quarter-end payroll accruals. During the quarter ended September 30, 2005, we also paid off our Line of Credit for a total reduction of $229,000 from the December 31, 2004 balance.

Accrued interest increased by $231,000 for the nine months ended September 30, 2005, an increase of 17% from the balance of $1,378,000 at December 31, 2004. The increase was due to interest on the Note due the Credit Managers Association of California for $3.2 million per the terms of the Note as well as the Schulz note payable as discussed in Note 2 of the financial statements. We have begun to negotiate settlement terms with each creditor underlying this Note to pay them off prior to the due date.

RESULTS OF OPERATIONS

Net revenues for the three and nine month periods ending September 30, 2005 were $857,000 and $2,871,000, respectively, as compared with $406,000 and $2,232,000 for the corresponding periods in 2004, an increase of 111% and 29% respectively. Net production revenues for the quarter ended September 30, 2005 increased 113% to $402,000 from $189,000 for the same period in 2004. Net R&D revenues for the quarter ended September 30, 2005 increased 110% to $455,000 from $217,000 for the quarter ended September 30, 2004. The increase in production revenues is primarily the result of delivery of drive systems to our customers as discussed earlier. Our sources of revenue for the third quarter of 2005 came equally from product sales and development contracts, however for the nine months ended September 30, 2005 product sales continue to account for a majority of revenues. Product sales as a percentage of total revenues were 47% for the three months ended September 30, 2005, and 60% of total revenues for the nine months ended therein, with sales of our HybridPower 120kW drive systems accounting for a majority of our product sales. We believe this trend will continue to accelerate for the foreseeable future as more current and prospective customers purchase additional drive systems for their production vehicles. We will continue to seek out and contract for new development programs with both our current partners such as WrightBus, Eneco, EPT, FAW, Tomoe, Hyundai and our other U.S., Asian and European alliance partners, as well as with new alliances with other vehicle manufacturers and energy companies to enhance our technology and our product offerings. Research and development revenues for the third quarter of 2005 are a result of development programs and engineering services for the HMC fuel cell bus and various HCATT programs.

Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the quarter ended September 30, 2005 increased $372,000 to $729,000 from $357,000 for the same period in 2004. For the nine months ending September 30, 2005, there was an increase in cost of revenues to $2,322,000 from $1,534,000 for the same nine-month period in 2004. These increases are primarily attributable to the increase in sales for the quarter and nine-months, as well as additional support costs for some of our new product lines. We anticipate there may be additional increases in cost of sales for products in 2005 due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturer, Hyundai Heavy Industries. We anticipate this to be offset by a reduction in costs associated with manufacturing these products due to increasing purchases, thereby improving our gross margins.

Internal research, development and engineering expenses remained constant for the three months ended September 30, 2005 at $197,000 as compared with $198,000 in the same period in 2004. For the nine months ended September 30, 2005, such expenses increased 17% to $592,000 from $507,000 in 2004. As the market for heavy-duty hybrid vehicles continues to evolve and grow, we have increased allocating engineering resources to the development and enhancement of our new parallel hybrid drive systems, our series hybrid system, upgrading proprietary control software, higher power DC-DC converters and advancing our digital inverters and other power management firmware.

Selling, general and administrative expenses decreased to $765,000 from $844,000, or 9%, for the three months ended September 30, 2005, from the previous year's comparable period. For the nine months ended September 30, 2005, these expenses increased from $1,823,000 to $1,924,000 or 6%. The decrease for the quarter ended September 30, 2005 was due to lesser professional fees as such were primarily for the U.K. offering and AIM listing and were charged directly against equity rather than expensed. The increase for the nine months is attributable to additional marketing, engineering and technical staff employed in the first half of 2005 as well as increased expense due to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002 and our efforts to attract additional capital funding. Management continues to implement cost reduction strategies in 2005 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Net interest and other income/expense increased by approximately 200% from a net expense of $61,000 in the third quarter of 2004 to a net income of $59,000 in the third quarter of 2005 as interest income from the U.K. offering capital raise began to be realized. For the nine months ended September 30, 2005, net interest and other income/expense was $83,000 compared to $98,000 for the same period in 2004.

We incurred a loss from continuing operations of $782,000 in the third quarter of 2005 compared to a loss of $1,101,000 in the third quarter of 2004, which represents a 29% reduction in loss. For the nine months ending September 30, 2005, the loss increased from $1,864,000 to $2,123,000 or a 14% increase. The increase was attributable to several factors, including higher comparative costs of revenue due to the type of products sold in the first half of 2005 as compared to 2004, higher support costs in the third quarter of 2005, increased internal development efforts and higher general operating costs due to factors noted above. By increasing sales revenues while maintaining cost management strategies currently in effect, we believe we will be able to reduce our annual loss from operations as compared with prior years' results; however, management cannot assure that these results will be achieved.

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

Net Operating Losses. We experienced recurring losses from operations and had an accumulated deficit of $102,582,000 at September 30, 2005. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits for income tax purposes.

Continued Losses. For the three months ended September 30, 2005 and 2004, we had net losses of $782,000 and $1,101,000 respectively on sales of $857,000 and $406,000, respectively. For the nine months ended September 30, 2005 and 2004, we had net losses of $2,123,000 and $1,864,000 respectively on sales of $2,871,000 and $2,232,000, respectively.

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

In July 2005, we raised approximately $20,000,000 with net proceeds to the Company of approximately $18,000,000 in conjunction with a placement of 5,350,000 shares of common stock on the London Stock Exchanges AIM Market as detailed in Note 4 of our financial statements included in the Form 10-Q.

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

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), an evaluation was carried out by the Company's Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended September 30, 2005. Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2005 to ensure that material information relating to the Company was made known to him particularly during the period in which this quarterly report on Form 10-Q was being prepared.

Changes in internal controls over financial reporting.

There was not any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 14, 2005, the Company was not involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

California law prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.

During the three months ended September 30, 2005, the Company issued common stock of Enova to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors. During the three months ended September 30, 2005, we recorded 15,114 post-split shares of restricted common stock as common stock subscribed to the Board of Directors at an average price of $4.34 per share for full and telephonic board meetings and committee meetings during the third quarter of 2005. We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares. As of September 30, 2005, 108,372 shares, post-split, had been issued under the above compensation plan for Directors.

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

On June 1, 1999, Jagen Pty, Ltd. ("Jagen") and Anthony Rawlinson ("Rawlinson" and together with Jagen, the "Purchasers"), Carl D. Perry ("Perry") and Enova Systems., Inc. (formerly U.S. Electricar, Inc.), a California corporation (the "Company") entered into a Shareholders' Agreement (the "Shareholders' Agreement") which provided for, among other matters, the granting of certain preemptive and corporate governance rights to the Purchasers. Effective as of July 19, 2005 (the "Effective Date"), A Waiver and Termination of Shareholders' Agreement (the "Shareholders' Termination Agreement") was entered into by and among the Purchasers, Perry and the Company. Pursuant to the Shareholders' Termination Agreement, the Purchasers (x) waived their preemptive rights set forth in Article III of the Shareholders' Agreement effective as of the Effective Date with respect to the securities to be sold by the Company pursuant to that certain Placing Agreement by and among Investec Bank (UK) Limited, the Company and the Directors of the Company (the "Placing Agreement") and (y) along with Perry and the Company ,agreed to terminate the Shareholders' Agreement (the "Termination") effective immediately prior to the "Admission" (as defined in the Placing Agreement). The Termination, which was effective on July 25, 2005, terminated the Purchasers' rights, among other matters, to submit one designee for election to the Company's Board of Directors and to have such designee included in any proxy statement submitted on behalf of the Company. The Termination also terminated the voting obligation's of both Perry and the

Purchasers to vote their shares in favor of such designee and the remaining Board designees nominated by the Board of Directors. The Termination also terminated (A) Perry's obligation to vote his shares in favor of Anthony Rawlinson as the Chairman of the Company's Board of Directors; (B)the Company's inability to increase the size of the board of directors of the Company above seven (7) members without the consent of a majority in interest of the Purchasers; and (C) each Purchaser's restrictions on voting their shares in favor of and their obligation to vote such shares against any (i) sale, transfer or other assignment or hypothecation of the Company's assets or merger, reorganization or similar sale of the Company or (ii) amendment, modification, change or termination to any provision of this Company's Charter Documents unless such action was recommended or approved by a majority of the Board of Directors then in office or pursuant to a unanimous written consent of the Board of Directors. The Termination also terminated certain registration rights of the Purchasers.

Upon the request and recommendation of the Company's investment bankers, Investec, and the Company's desire and need to attract and retain qualified Directors, for the quarter ending on December 31, 2005 and for each calendar quarter thereafter, the Company has agreed to pay each non-employee Director of the Company an annual Director's fee of $40,000, comprised of $16,000 in cash and $24,000 in restricted Common Stock of the Company vesting and payable as follows: Each Director who is a Director of the Company on the last business day of each calendar quarter of the Company shall be entitled to be paid for each such calendar quarter $4,000 and issued Common Stock of the Company in the amount of $6,000 valued as of the last business day of such calendar quarter. The first such Directors' fees payment shall vest and be owed effective as of December 30, 2005.

During the 3rd Quarter the Company also adopted an executive compensation plan by granting to the Company's executives options under our 1996 Stock Option Plan to purchase a total of 244,000 shares of common stock at an exercise price of $4.35 per share. These options will vest based on the Company achieving certain revenue milestones for the years ended December 31, 2005 and 2006. If such milestones are not met, the options with respect to those milestones will terminate. All of the granted options will remain in effect for a period of 10 years or until 90 days after the employment of the optionee terminates.

Item 6.           Exhibits:

10.27* Waiver and Termination of Shareholders Agreement dated July 19, 2005 between Registrant and Jagen Pty, Ltd., Anthony Rawlinson and Carl D. Perry.

10.28* Placing Agreement in connection with an application to join AIM, dated July 19, 2005 between Registrant; each of its directors and Investec Bank (UK) Limited.

10.29* AIM Nominated Adviser Broker Agreement dated July 19, 2005 between Registrant; each of its directors and Investec Bank (UK) Limited.

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*      Certification Pursuant to 18 U.S.C. Section 1350

______________________
* - filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2005

ENOVA SYSTEMS, INC.
(Registrant)

/s/ Larry B. Lombard
---------------------------------------------
By: Larry B. Lombard, Chief Financial Officer