Form 10-Q/A
period 2005-09-30
ENOVA SYSTEMS INC
filed 2005-11-21
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



(Mark One)

(_x_) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2005
                                        ------------------

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


Item 1.           Financial Statements.....................................................4


                  Balance Sheets:
                  September 30, 2005 (unaudited) and December 31, 2004.....................4

                  Statements of Operations (unaudited):
                  Three and nine months ended September 30, 2005 and 2004..................5

                  Statements of Cash Flows (unaudited):
                  Nine months ended September 30, 2005 and 2004............................6

                  Notes to Financial Statements (unaudited):...............................8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................14

Item 3.           Quantitative and Qualitative Disclosure about Market Risk...............25

Item 4.           Control and Procedures..................................................25

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings ......................................................26
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.............26
Item 3.           Defaults upon Senior Securities.........................................26
Item 4.           Submission of Matters to a Vote of Security Holders.....................26
Item 5.           Other Information.......................................................26
Item 6.           Exhibits................................................................27

SIGNATURE         ........................................................................28

CERTIFICATIONS    ........................................................................98

                                EXPLANATORY NOTE

On November 14, 2005, Enova Systems, Inc. (the "Company") filed its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005. The Company hereby amends its Form 10-Q for the quarter ended September 30, 2005 to include within it the certifications required by Section 302 of the Sarbanes-Oxley Act Of 2002 and 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002. Said exhibits were included in the table of contents but unintentionally omitted from the filing. No other amendments or changes are, or were, made to the Form 10-Q for the period ended September 30, 2005.

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

Date:    November 21, 2005

ENOVA SYSTEMS, INC.
(Registrant)

/s/ Larry B. Lombard
---------------------------------------------
By: Larry B. Lombard, Chief Financial Officer