Form 10-K
period 2005-12-31
ENOVA SYSTEMS INC
filed 2006-03-31
CIK 922237

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

                   For the fiscal year ended December 31, 2005


                           Commission File No. 0-25184

                               ENOVA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         California                                           95-3056150
         ----------                                           ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant's more recently completed second quarter) was $15,568,662. For purposes of this calculation only, (i) shares of Series A and Series B Preferred Stock have been included in the calculation, (ii) shares of Common Stock and Series A Preferred Stock are deemed to have a market value of $2.03 per share, and the Series B Preferred Stock is deemed to have a market value of $4.05 per share, based on the closing price of the Common Stock on June 30, 2005, and
(iii) each of the executive officers, directors and persons holding 5% or more of the outstanding Common Stock (including Series A and B Preferred Stock on an as-converted basis) is deemed to be an affiliate.

The number of shares of Common Stock outstanding as of March 22, 2006 was 14,786,000.

                               ENOVA SYSTEMS, INC.

                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

 Item 1   Business.................................................................................... 4

 Item 2.  Properties..................................................................................16

 Item 3.  Legal Proceedings...........................................................................16

 Item 4.  Submission of Matters to a Vote of Security Holders.........................................16

                                     PART II

 Item 5.  Market for  Registrant's  Common Equity,  Related  Stockholder Matters and Issuer
            Purchases of Equity Securities ...........................................................16

 Item 6   Selected Financial Data.....................................................................18

 Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.......19

 Item 7A  Quantitative and Qualitative Disclosures about Market Risk..................................25

 Item 8   Financial Statements and Supplementary Data.................................................25

 Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........

 Item 9A  Controls and Procedures.....................................................................26

                                    PART III

 Item 10.  Directors and Executive Officers of the Registrant.........................................28

 Item 11.  Executive Compensation.....................................................................29

 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters .............................................................

 Item 13.  Certain Relationships and Related Transactions.............................................35

 Item 14.  Principal Accountant Fees and Services.....................................................35

                                     PART IV

 Item 15.  Exhibits and  Financial Statement Schedules................................................36


 SIGNATURES...........................................................................................39

Disclosure Regarding Forward-Looking Statements
-----------------------------------------------

     This  annual  report  on  Form  10-K,   including  the  documents  that  we
incorporate by reference, contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," "potential," or "continue" or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout the Form 10-K and are statements regarding our current intent, belief, or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our expansion plans, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in the section of Item 1A.
entitled "Risk Factors," and elsewhere in this annual report. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

     Enova Systems is a trademark of Enova Systems, Inc . All other brand names or trademarks appearing in this annual report are the property of their respective holders.

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

     Enova's primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. We believe the medium and heavy-duty hybrid market's best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. Enova will attempt to utilize its competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), Enova believes that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense. Additionally, Enova management believes that this area will see significant growth over the next several years. As the Company penetrates more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

     Our website, www.enovasystems.com, contains up-to-date information on the Company, its products, programs and current events. Enova is implementing an aggressive strategy to utilize its website and the internet as a prime focal point for current and prospective customers, investors and other affiliated parties seeking data on the Company.

     During 2005, our recapitalization initiatives were successful. We entered into an agreement with a placement agent relating to the sale of 5,300,000 new shares of our common stock, after the 1 for 45 reverse stock split described in
Item 5 below. We received approximately $18,000,000 of net proceeds from the offering. The Company believes that we have the operating resources to continue our market penetration efforts.

     The reorganization of senior management continued in 2005. During the fourth quarter of 2005, both our Chief Financial Officer, Larry Lombard, and our Chief Operating Officer, Edward Moore, resigned to seek other opportunities. Their resignations were not the results of any disagreements with the Company. In the first quarter of 2006, we appointed John Dexter as our new Director of Operations and Planning. In the absence of a financial executive at the end of 2005, and to facilitate the year end financial reporting process, we have relied on increased involvement from Edwin Riddell, Chief Executive Officer, as well as the services of qualified Certified Public Accountants as management consultants.

     During 2005, the Company experienced an increase in production revenues. We believe our development and market penetration initiatives are proving successful. By defining our market focus, the Company has been able to better identify potential opportunities.

     We continue to pursue privately and governmental funded development programs. This allows us to increase our revenue base, form new alliances with major OEMs and participate in the latest trends in alternative fuel technologies. The increase in R&D revenues for the year ended December 31, 2005 is primarily due to renewed customer requirements after a slow year in 2004.

     The Company continues to receive greater recognition from both governmental and private industry with regards to both commercial and military application of its hybrid drive systems and fuel cell power management technologies. Although the Company believes that current negotiations with several parties may result in development and production contracts during 2006 and beyond, there are no assurances that such additional agreements will be realized.

     During 2005, the Company continued to advance its technologies and products for greater market penetration for 2006 and beyond. We continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.

     During the year ended December 31, 2005, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, Ford Motor Company (Ford), Hyundai Motor Car, US Military, Wright Bus and Eneco of the United Kingdom, and Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Volvo/Mack and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped Enova surpass, since Enova's inception, the manufacturing of its 900th system. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, train locomotives, transit buses and industrial vehicles as well as in non-transportation applications such as fuel-cell management and power management systems, including the EDO minesweeper. Enova has furthered its development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford and Hydrogenics, a fuel cell developer in Canada.

     For the year ended December 31, 2005, the following customers each accounted for more than ten percent (10%) of the Company's total revenues:

                Customer                                        Percent
                -------------------------------------------------------
                Tomoe Electro Mechanical Engineering & Mfg.       49.3%
                Hyundai Motor Company                             12.5%


Medium and Heavy-Duty Drive Systems - Buses, Trucks, Vans and Other Industrial Vehicle Applications

     Enova's primary market focus centers on both series and parallel medium and heavy-duty drive systems for multiple vehicle and marine applications. We believe series-hybrid and parallel hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. Although this market sector has developed more slowly than anticipated, management believes that this area will see significant growth over the next several years. As the Company penetrates more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

     In Japan, Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. has entered into a development and production contract with Enova for eight battery-electric locomotives for the Singapore Land Transport Authority (LTA) for service vehicles for the Seoul Mass Rapid Transit (SMRT) Circle Line system for maintenance, repair, shunting and recovery of passenger trains. Over the last several years, Enova successfully integrated its HybridPowerTM drive systems into Tomoe's heavy-duty Isuzu dump truck application, three passenger trams and a mine tunnel crawler. The hybrid drive train components were delivered in late 2005 at Tomoe's Japan-based facilities. Enova anticipates the total contract to exceed US$3 million over the life of the contract. This latest market penetration in Asia enhances not only Enova's alliances with both Tomoe and HHI, but also advances Enova's hybrid-electric technologies in high voltage power management components. As part of this contract, Enova will develop a high voltage charging system to enable the locomotive to receive a direct battery charge from the high voltage rail. Tomoe and Enova continue to develop other commercial and industrial applications for our drive systems including potential light rail applications. During the first quarter of 2005, Tomoe issued a purchase order for three post transmission parallel hybrid drive systems for another train project in South Korea.

     In 2005, Enova Systems delivered a Post Transmission 80Kw Hybrid Drive 4200 series truck to International Truck and Engine (International). This is in addition to the delivery of the , as represented by IC Corporation, Hation's 1st functional Hybrid Drive school bus that was delivered to International in January of 2006. Both the truck and bus are currently being evaluated at International's Fort Wayne Technical Center. International and IC Corporation claims to be a leading manufacturer of medium duty trucks and school buses, with approximately 40% of the medium duty truck build and approximately 60% of the school bus build in North America.

     Additionally in 2005, Enova's Post Transmission system was also integrated into a US Air Force "refueler" vehicle built by Volvo/Mack Truck Corporation. Enova, via Concurrent Technologies Corporation (CTC), also supplied its 120kW hybrid drive system to the US Air Force for a Fuel Cell Hybrid "TUG" vehicle In 2005, First Auto Works (FAW) of China ordered an additional five HybridPower 120kW drive systems. These units have been delivered. Additionally, FAW introduced its Hybrid City Bus, which is powered by Enova's 80kW Parallel Hybrid Drive System. FAW is China's largest vehicle manufacturer, producing in excess of 900,000 vehicles annually.

In 2005, we continued our work with Tsinghua University of China, and their fuel cell bus development program. China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World's Expo in Shanghai. China is seeking up to 1,000 full-size hybrid-electric buses to support these global events.

     WrightBus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications. WrightBus ordered two additional 120kW drive systems in 2005. Six of Enova's systems provided to Wrightbus, have been integrated into six Hybrid Buses, which are currently being evaluated in London's public bus fleet.

     Eneco of the United Kingdom, a vehicle integrator which utilizes Enova's HybridPower 120kW drive systems in its hybrid bus applications, purchased 21 120kW systems in 2005.

     EcoPower Technology of Italy continues to purchase components for its hybrid electric drive systems during 2005 for service and maintenance parts for its fleet of buses powered by HybridPowerTM 120kw drive systems. Since our teaming with EcoPower, we have sold 47 drive systems forming one of the largest fleets of hybrid buses in the world. EcoPower is one of the largest integrators of medium size transit buses for the European shuttle bus market, with key customers in five Italian cities namely Turin, Genoa, Brescia, Ferrara and Vicenza.

     MTrans of Malaysia has integrated two of our standard HybridPower 120kW drive system into a hybrid 10-meter bus with a Capstone microturbine as its power source. This drive system is currently on demonstration in Hong Kong, PRC.

     Additionally, we are in discussions with other bus manufacturers and industrial, commercial and military vehicle manufacturers regarding the purchase of our heavy-duty, high performance, 120kW and 240kW drive systems in 2005. There are no assurances, however, that these discussions will result in any sales of the HyrbidPower 240kW or 120kW drive systems.

Light-Duty Drive Systems and Fuel Cell Technologies - Automobiles and Delivery vehicles

     The High Voltage Energy Converter (HVEC) development program with Ford Motor Company for their fuel cell vehicle was essentially completed in 2003. This converter is a key component in Ford's Focus Fuel Cell Vehicle (FCV) which utilizes the Ballard fuel cell system. It converts high voltage power from the fuel cell into a lower voltage for use by the drive system and electronic accessories. Ford currently is evaluating thirty vehicles utilizing Enova's technology, throughout the United States, Canada, and Germany. Enova's fuel cell enabling components continue to be part of the proposed fleets of fuel cell vehicles being utilized by both Ford Motor Company - the Ford Focus FCV- and Hyundai Motor Company - the Hyundai Tucson fuel cell hybrid electric vehicle - in response to the U.S. Department of Energy's solicitation, entitled "Controlled Hydrogen Fleet and Infrastructure Demonstration and Validation
Project." This government-funded project will last over five years, evaluating the economic and performance feasibility of fuel cell vehicles and infrastructure across the U.S. In 2005, we delivered sixteen additional converters to Hyundai. Furthermore, an additional 16 units are scheduled for delivery in 2006.

     The Company will continue to explore new applications for this versatile technology in both mobile and stationary systems.

Research and Development Programs
---------------------------------

     We continue to aggressively pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

     Our development contract with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project also continues to progress during 2005. The electronics package will include Enova's advanced power components including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper's electromagnetic detection system. Our power management and conversion system will be used to provide on-board power to other accessories on the platform.

     The all-electric Hyundai Santa Fe SUV demonstration project in Honolulu Hawaii was completed in 2005. Fast-charging capabilities and performance will be the primary focus of this continued evaluation. This is a continuation of the State of Hawaii and Hyundai Motor Company's program for pure electric vehicle performance.

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

     In 2005, we commenced integration of a fuel cell powered step-van similar to the aforementioned Hydrogenics program for HCATT and the U.S. Air Force.

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

     Enova continues to seek and establish alliances with major players in the automotive, stationary power and fuel cell fields. 2005 allowed Enova to further its penetration into the European and Asian markets, as well as allow them to begin relationships with significant North American companies. We believe the medium and heavy-duty hybrid market's best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. Enova will utilize its competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), Enova believes that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense.

     Enova's alliances with other major OEMs in the automotive, transit, commercial and energy sectors continue to expand. In 2005, Enova continued our endeavors related to the Chinese hybrid vehicle market, and with alliances with First Auto Works and Tsinghua University for heavy-duty hybrid drive systems and technologies. Additionally, we expanded on our alliances with, Tomoe, Hyundai Motor Company (HMC), MTrans of Malaysia, Eneco, Hydrogenics of Canada, the
Southwest Research Institute, the U.S. Air Force and other commercial and industrial intermediaries and OEMs to find new markets and applications for our products and technologies. We continue our strategy as a "systems integrator" by establishing relationships to utilize other independently developed technologies such as those provided by HHI, UTC Fuel Cells, Hydrogenics and national universities. We have implemented our plans to outsource manufacturing of our components to companies such as HHI, Ricardo, and other Asian manufacturers. We believe that one of our competitive advantages is our ability to identify, attract and integrate the latest technology available to produce state of the art products at competitive prices.

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

     Enova is moving to expand its product base into new markets outside of the traditional electric and hybrid-electric automotive fields. Key areas which Enova has begun to penetrate include energy management in distributed generation in the utility industry, and stand-by/backup power generation in the commercial electronics industry. Both of these markets can be served with our existing energy management and power control products. Enova has entered into agreements, or commenced negotiations, with various alternative power generation manufacturers such as Hydrogenics, Capstone Turbine and Ballard Power as well as others. We believe our enabling technologies will prove beneficial to these types of companies in their strategies to bring these new power systems to commercialization.

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

The HybridPower drive system family is targeted to meet the demands of light-duty through heavy-duty vehicle markets. Enova's family of light-duty drive systems includes:

     o    30kW, 60kW, 90kW all-electric drives
     o    90kW series-hybrid drive
     o    combinations of these systems based on customer requirements.

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

     Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (ICE), whether piston or turbine. With a hybrid system, a small piston or turbine engine - fueled by gasoline or diesel, CNG, methane, etc., in a tank - supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.

     There are two types of hybrid systems: series and parallel. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. In a series hybrid system, the ICE turns the generator, which charges the battery, which -- through a control unit - powers the electric motor, which turns the wheels. In a parallel hybrid system, both the electric motor and the ICE can operate simultaneously to drive the wheels. (See diagrams below.) In both hybrid systems and in pure electric systems, regenerative braking occurs, which assists in the charging of the batteries.

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

Hybrid Drive Configurations

     Enova has identified three primary configurations based upon how well they meet market needs economic requirements. The company has developed all of the relevant technology required to produce these drive systems and is currently introducing the Hybrid Power product line worldwide. All of our innovative hybrid drive systems are compatible with wide range of fuel sources and engine configurations.

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

     Using our proprietary  Windows based software package,  vehicle  interfaces
and  control  parameters  can  be  programmed   in-vehicle.   Real-time  vehicle
performance parameters can be monitored and collected.

Hybrid Drive Systems

     The Enova hybrid drive family currently includes a 120/60kW peak series hybrid system, a 240/60kW peak series hybrid system, a 90kW peak mild, pre-transmission parallel hybrid system, a 100kW peak post-transmission parallel hybrid systems and our 100kW peak pre-transmission parallel hybrid system to be introduced later this year.

     The Enova HybridPower hybrid-electric drive systems are based on the component building blocks of the electric drive family, including the motor, controller and optional components. As an example, the 120/60 kW series hybrid system uses the 120kW electric drive components to propel the vehicle, and uses a 60kW diesel generator (genset)to generate power while the vehicle is in operation. This synergy of design reduces the development cost of the Company's hybrid systems by taking advantage of existing designs. The diesel genset has been designed to take advantage of many different models of internal combustion engines for greater penetration into the burgeoning heavy-duty hybrid vehicle markets. Enova's genset will accept any engine with an industry standard bell housing and flywheel. Enova's control protocols are designed to easily interface with any standard engine controller with analog throttle inputs. Accessories for these drives include battery management, chargers and 12-volt power supplies.

     The Company's hybrid systems are designed to work with a variety of hybrid power generation technologies. In the Company's 120/60kW hybrid system, an internal combustion engine connected to a motor and motor controller performs the power generation. Other power options include liquid fueled turbines, such as the Capstone system, fuel cells, such as the Hydrogenics or Ballard system, or many others. In all of these examples, Enova's battery management system provides the power management to allow for proper power control.

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

Safety Disconnect Unit

     The Safety Disconnect Unit (SDU) is under the control of the BCU, and allows vehicle systems to easily connect and disconnect from the battery pack, when necessary, to prevent damage or harm. It also disconnects the battery pack during charging, protects it from surges, and constantly verifies that the battery pack is isolated from the vehicle chassis. In the event a ground isolation fault is detected, the BCU commands the SDU to break the battery connection, thus ensuring a safe environment for the vehicle and operator. The SDU is available in two configurations to match the requirements of the drive systems.

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

     For the years ended December 31, 2005, 2004, 2003 and 2002, we spent $804,000, $925,000, $799,000, and $1,152,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

     Enova currently holds four U.S. patents and has one patent pending, relating to power management and control, with an additional patent relating to crash management safety, which was originally issued in 1997. We also have trademarks or service marks in the United States and have been filing for international patents as well. We continually review and append our protection of proprietary technology. We continue to place emphasis on the development and acquisition of patentable technology, however, a majority of our intellectual property is contained within our software which we believe is best protected under trade secret provision of U.S. patent law. Under such provisions, Enova does not have to publish its proprietary code in order to maintain protection.

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

Employees

     As of December 31, 2005, we had 29 full time employees. Additionally, we employ 4 individuals as independent contractors, engaged on an hourly basis, one of whom is domiciled in South Korea. The departmental breakdown of these individuals includes 4 in administration, 1 in sales, 12 in engineering and research and development, and 12 in production.

Available Information

     Our website address is www.enovasystems.com; however, information found on, or that can be accessed through, our website is not incorporated by reference into this annual report. We file electronically with the SEC our annual report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available free of charge on or through our website copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. You may also read and copy any of our materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

     This Form 10-K contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management's expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. In those cases, the trading of our common stock could decline and you may lose all or a part of your investment.

We may not have net operating losses in the future against which to offset our future profits, if any.

We have experienced recurring losses from operations and had an accumulated deficit of $102,586,000 at December 31, 2005. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits, if any, for income tax purposes.

We have experienced continued losses and may never become profitable.

For the years ended December 31, 2005, 2004, 2003 and 2002, we had net losses of $2,127,000, $3,382,000, $3,186,000, and $3,598,000, respectively, on sales of
$6,084,000, $2,554,000,  $4,310,000, and $4,455,000,  respectively. We may never become profitable, which may cause the market price of our common stock to drop.

The nature of our industry is dependent on technological advancement and highly competitive.

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

We are subject to increasing emission regulations in a changing legislative climate.

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

In order to remain competitive, we must adapt existing products as well as develop new products and technologies. In fiscal years 2005, 2004 and 2003, we spent collectively in excess of $2.5 million on research and development of new products and technology. Despite our best efforts a new product or technology may prove to be unworkable, not cost effective, or otherwise unmarketable. We cannot assure you that any new product or technology we may develop will be successful or that an adequate market for such product or technology will ever develop.

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

We may need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources. If we raise additional funds by issuing equity securities, current shareholders may experience significant dilution of their holdings. We may be unable to obtain adequate financing on acceptable terms, if at all. If we are unable to obtain adequate funds, we may be required to reduce significantly our spending and delay, scale back or eliminate research, development or marketing programs, or cease operations altogether.

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

Our success is largely dependent on the performance of our key management and technical personnel, including Edwin Riddell, our Chief Executive Officer and Acting Chief Financial Officer and Don Kang, our Vice President of Engineering, the loss of one or more of whom could adversely affect our business. Additionally, in order to successfully implement our anticipated growth, we will be dependent on our ability to hire additional qualified personnel. There can be no assurance that we will be able to retain or hire other necessary personnel. We do not maintain key man life insurance on any of our key personnel. We believe that our future success will depend in part upon our continued ability to attract, retain, and motivate additional highly skilled personnel in an increasingly competitive market.

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

We extend credit to our customers, which exposes us to credit risk.

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2005, the five highest outstanding accounts receivable balances totaled $2.3 million, representing 99% of our gross accounts receivable, with one customer accounting for $1.8 million, representing 77% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

We are exposed to risks relating to evaluations of our internal controls.

In connection with the audit of our financial statements for the year ended December 31, 2005, Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, notified our management and audit committee of the existence of "significant deficiencies in internal controls," which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information.

Singer Lewak Greenbaum & Goldstein LLP concluded that these significant deficiencies constituted a "material weakness" in our internal controls. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. A
"material weakness" is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, we did not maintain effective controls over the inventory pricing, tracking, and the reserve analysis process. This control deficiency resulted in an audit adjustment to our 2005 financial statements and could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected. Furthermore, our management has determined that, as of December 31, 2005, we do not have sufficient segregation of duties in relation to the accounting function. This deficiency could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Accordingly, our management has determined that these deficiencies constitute a material weakness. Because of these material weaknesses, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005.

Under the current SEC rules and regulations as we understand them, for the year ending on or after July 15, 2007, our management will be required to assess, and our independent registered public accounting firm will be required to attest as to our assessment regarding, the effectiveness of our internal controls in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules. While we intend to address these material weaknesses and have begun efforts to remediate these material weaknesses, including, subsequent to the filing of this annual report on Form 10-K, the hiring of a Chief Financial Officer and a Controller to oversee the remedial process, there is no assurance that this will be accomplished. These efforts may necessitate significant time and attention of our management and additional resources. If we fail to satisfactorily strengthen the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Item 2. Properties

     Enova's corporate offices are located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility houses our various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminates in February 2008. The monthly lease expense is approximately $14,000. Enova also has a leased office in Hawaii which is rented on a month-to-month basis at $1,500 per month, and a sales office in Michigan that it leases on a month-to-month basis at $500 per month.

Item 3. Legal Proceedings

     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. At December 31, 2005, the Company had no known material current, pending or threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities


     During 2005, the Company effected a reverse stock split into a fraction thereof of 1/45th of a share of our outstanding common stock. In lieu of any fractional shares to which a holder of Common Stock would otherwise be entitled, we paid cash equal to (a) the average of the high-bid and low-asked per share prices of the Common Stock as reported on the NASDAQ electronic "Bulletin Board" on the Effective Date multiplied by (b) the number of shares of Common Stock held by such holder that would otherwise have been exchanged for such fractional share interest.. As such, the number of issued and outstanding shares of common stock as of December 31, 2005 reflects the effects of the reverse-split. The number of shares of common stock authorized remains at 750,000,000. These are reflected in the financial statements as of December 31, 2005.

     The shares of the Company's Common stock are traded on the NASDAQ Over-the-Counter Bulletin Board System under the trading symbol "ENOV" and on the London Stock Exchange AIM Market under the symbol "ENVS.L" or "ENV.L". The following table sets forth the high and low bid prices of the Common Stock as reported on the NASD Bulletin Board by the National Quote Bureau for the fiscal quarters indicated. The following over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions. Quotations have been restated to reflect the 1-45 reverse stock split, effective July 20, 2005.

                                               Common Stock        Average Daily
                                          High Price   Low Price       Volume
                                          ----------   ---------       ------
   Calendar 2004
   First Quarter . . . . .  . . . . . . . . $ 9.45       $ 4.05       22,237
   Second Quarter  . . . .  . . . . . . . . $ 8.55       $ 4.05       10,663
   Third Quarter. . . . . .. . . . . . . . .$ 6.75       $ 5.40        6,529
   Fourth Quarter. . . . .  . . . . . . . . $ 6.75       $ 4.05        6,847

   Calendar 2005
   First Quarter . . . . .  . . . . . . . . $ 5.40       $ 4.05        5,285
   Second Quarter  . . . .  . . . . . . . . $ 5.18       $ 3.38        4,164
   Third Quarter. . . . . .. . . . . . . . .$ 5.90       $ 2.50        6,461
   Fourth Quarter. . . . .  . . . . . . . . $ 4.50       $ 3.25        7,976


     On March 28, 2006, the last reported high bid price of the Common Stock was $5.05 and the last reported low bid price was $5.05. As of March 28, 2006, there were approximately 1,489 holders of record of our Common Stock. As of March 28, 2005, approximately 106 shareholders, many of who are also Common Stock shareholders, held our Series A Preferred Stock. Approximately 34 shareholders as of March 28, 2006 held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Stock Issuances

     On July 19, 2005, we entered into an agreement with a placement agent relating to the sale of up to 5,350,000 new shares of our common stock, after the reverse 1-45 stock split as described above. Pursuant to the agreement, we sold all such shares of common stock at a price of $3.78 per share to certain eligible investors located outside the United States pursuant to the requirements of Regulation S under the Securities Act of 1933, as amended. The gross proceeds from the sale are approximately $20,000,000, before fees to Investec Bank, which served as our nominated advisor and broker, and other costs associated with the listing and placement of approximately $2,000,000. We received approximately $18,000,000 of net proceeds from the offering.

     We listed our common stock for trading on the AIM Market of the London Stock Exchange on July 25, 2005.

Dividend Policy

     To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2005, Enova had an accumulated deficit of approximately $102,586,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under
Section 500 et. seq. of the California Corporations Code.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Item 6. Selected Financial Data

     The following selected financial data tables set forth selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The statement of operations data and balance sheet data for and as of the end of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10K.

                                                    As of and for the year ended December 31
                                                    (in thousands, except per share data),
                                                    --------------------------------------
                                             2005        2004        2003        2002        2001
                                           --------    --------    --------    --------    --------
Net revenues                               $  6,084    $  2,554    $  4,310    $  4,455    $  3,780
Cost of revenues                              6,001       2,239       3,304       3,784       2,783
                                           --------    --------    --------    --------    --------
Gross margin                                     83         315       1,006         671         997
                                           --------    --------    --------    --------    --------
Operating expenses
     Research and development                   804         925         799       1,152         879
     Asset impairment                                                   200
     Selling, general and administrative      2,870       2,325       2,919       2,837       2,894
                                           --------    --------    --------    --------    --------
     Total operating expense                  3,674       3,250       3,918       3,989       3,773

Other income and expense
     Interest and financing income and           13        (255)       (234)       (199)       (113)
     (fees)
     Equity in losses                          (118)       (192)        (40)         --          --
     Legal settlements                           --          --          --         (81)       (900)
     Gain on debt restructuring               1,569          --          --          --         354
                                           --------    --------    --------    --------    --------
     Total other income and (expense)         1,464        (447)       (274)       (280)       (652)
                                           --------    --------    --------    --------    --------
Net loss                                   $ (2,127)   $ (3,382)   $ (3,186)   $ (3,598)   $ (3,428)
                                           ========    ========    ========    ========    ========
Per common share:
                                           --------    --------    --------    --------    --------
     Net loss per common share             $  (0.18)   $  (0.38)   $  (0.43)   $  (0.49)   $  (0.56)
                                           ========    ========    ========    ========    ========
Weighted average number common shares        11,644       8,832       7,441       7,253       6,115
outstanding
                                           ========    ========    ========    ========    ========
     Total assets                          $ 21,973    $  5,888    $  4,870    $  6,224    $  4,340
                                           ========    ========    ========    ========    ========
     Long-term debt                        $  2,321    $  3,341    $  3,347    $  3,332    $  3,332
                                           ========    ========    ========    ========    ========
     Shareholders' equity (deficit)        $ 16,604    $    103    $   (864)   $    287    $   (232)
                                           ========    ========    ========    ========    ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read this  Management's  Discussion  and  Analysis of  Financial
Condition and Results of Operations in conjunction with our 2005 Financial Statements and Notes thereto. The matters addressed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties. Our actual results, levels of activity, performance, achievements and events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" and elsewhere in this report.

These forward-looking statements are made as of the date of this Form 10-K, and, except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

OVERVIEW

     Enova Systems believes it is a leading supplier of efficient, environmentally-friendly digital power components and systems products in conjunction with our associated engineering services. Our core competencies are focused on the development and commercialization of power management and conversion systems for mobile and stationary applications. Enova applies unique `enabling technologies' in the areas of alternative energy propulsion systems for light and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems. The Company's products can be found in a variety of OEM vehicles including those from Hyundai Motor Company and Ford Motor Company, trucks and buses for First Auto Works of China, Mack Truck, WrightBus of the U.K. and the U.S. Military, as well as digital power systems for EDO, Hydrogenics and UTC Fuel Cells, a division of United Technologies.

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

     The latest state-of-the-art technologies, such as hybrid vehicles, fuel cell and micro turbine based systems, and stationary power generation, all require some type of power management and conversion mechanism. Enova Systems supplies these essential components. Enova drive systems are 'fuel-neutral,' meaning that they have the ability to utilize any type of fuel, including diesel, liquid natural gas (LNG) or bio-diesel fuels. We also develop, design and produce power management and power conversion components for stationary power generation - both on-site distributed power and on-site telecommunications back-up power applications. These stationary applications also employ fuel cells, microturbines and advanced batteries for power storage and generation. Additionally, Enova performs significant research and development to augment and support others' and our internal related product development efforts.

     Our products are "production-engineered." This means they are designed so they can be commercially produced (i.e., all formats and files are designed with manufacturability in mind, from the start). For the automotive market, Enova designs its products to ISO 9000X manufacturing and quality standards. We believe Enova's redundancy of systems and rigorous quality standards result in high performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances and confirms the value of the systems to OEM customers. The Company's engineering services focus on system integration support for product sales and custom product design.

     The financial statements present the financial position of Enova Systems, Inc. as of December 31, 2005 and 2004 and the results of operations and cash flows for the years ended December 31, 2005, 2004 and 2003.

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

     Our discussion and analysis of our financial condition and result of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The most significant estimates and assumptions relate to revenue recognition and potential allowances for doubtful accounts. Actual amounts may differ from such estimates under different assumptions or conditions. The following summarizes our critical accounting policies and significant estimates used in preparing our financial statements:

     o    The first-in, first-out (FIFO) method to value our inventories;

     o The intrinsic value method, or APB Opinion No. 25, to account for our stock options;

     o Review of customers' receivables to determine the need for an allowance for credit losses based on estimates of customers' ability to pay. If the financial condition of our customers were to deteriorate, an additional allowance may be required.

     o Revenue recognition - The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified. Under FAS Concepts No. 5, revenues are not recognized until earned. The percentage-of-completion method can be used to recognize revenues when estimates of costs to complete and the extent of progress toward completion of contracts are reasonably dependable. If reasonably dependable estimates are not available, the percentage-of-completion method should not be used.

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

     Our operations during the year ended December 31, 2005 were financed by development contracts and product sales, as well as from working capital reserves.

     During the year ended December 31, 2005, our operations required $2,997,000 more in cash than was generated, versus $2,157,000 in 2004 and $2,319,000 in 2003. Enova continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased by $1,651,000 from $522,000, or approximately 318% from the balance at December 31, 2004 (net of write-offs). The decrease is due to a continued delay in acquiring new business in the third and fourth quarters of 2004. We are beginning to observe an increase in sales activity for our drive systems, components and development services which commenced in the fourth quarter of 2004, which we anticipate will increase receivables in future quarters.

Inventory decreased slightly by $20,000 from $1,036,000 or 2% from the December 31, 2004 balance. The decrease was due to utilization of inventory stock for sales as well as write-offs for obsolete and slow-moving inventory. We charged off approximately $376,000 of this reduction of our inventory relating to obsolete and slow moving raw materials. We believe that the relatively slight fluctuation in the inventory balances compared to the increased sales volume (as noted in the "Results of Operations" below), illustrates Enova's continuing efforts to monitor and control inventory utilization.

     Prepaid expenses and other current assets decreased by net $122,000 during 2005 from the December 31, 2004 balance of $304,000 or almost 40%. In 2005 we realized approximately $220,000 in deposits that Enova had made to Hyundai Heavy Industries to assist in the production of hybrid motors for the Tomoe Engineering contract. These deposits were recognized as cost of sales as the final drives were delivered to Tomoe. Furthermore, unbilled revenue associated with the Hyundai Motor Corporation fuel cell bus project, which is accounted for using the percentage of completion milestone method, increased by $91,000 in 2005.

     Gross fixed assets increased by $247,000 or 14%, for the year ended December 31, 2005 from the prior year balance of $1,754,000 primarily due to the purchase of additional production tooling, machinery, and equipment associated with production. Additionally, purchased test machines that allow us to test load limits and stresses on the drives. These machines will be integral in supporting Enova's quality control initiatives as well as ISO 9000X requirements.

     Investments decreased by $118,000 during 2005, net of our pro-rata share of losses attributable to the investment, which reflects our forty percent (40%) interest in the Hyundai-Enova Innovative Technology Center (ITC) as noted elsewhere in this Form 10-K. For the year ended December 31, 2005, the ITC generated a net loss of approximately $296,000, resulting in a charge to Enova of $118,000 utilizing the equity method of accounting for our interest in the ITC. Based on contractual obligations of our Joint Venture Agreement with Hyundai Heavy Industries Co., we made an additional investment of $1,000,000 in 2004 which was funded by HHI through a stock purchase in September 2004 as noted in the Hyundai-Enova Innovative Technology Center description later in this Form 10-K.

     Other assets decreased by $106,000 during 2005 from $296,000 in 2004 as we continued to amortize the asset relating to the Ford Value Participation Agreement. Intellectual property assets, including patents and trademarks increased $1,000 to $93,000 at December 31, 2005.

     Accounts payable increased in 2005 by over 2,000% from $66,000 at December 31, 2004 to $1,396,000 at December 31, 2005. At December 31, 2005, Enova has an
outstanding trade payable to Hyundai Heavy Industries for approximately $1,250,000, associated with their assistance in the production of hybrid motors for the Tomoe Engineering contract.

     Accrued interest decreased by $265,000 for the year ended December 31, 2005, a decrease of 19%. The decrease is associated with the net effect of interest accrued on the Note due the Credit Managers Association of California
(CMAC) for $3.2 million per the terms of the Note, combined with the settlement and forgiveness of certain portions of the CMAC note. See additional explanation in the RESULTS OF OPERATIONS section below.

     Other accrued expenses and payables increased by $289,000 during 2005 from $13,000 at December 31, 2004. The increase is attributable to additional warranty exposures of $116,000 in 2005. Additionally, there are received but un-invoiced parts for which the company owes Hyundai Heavy Industries of approximately $70,000 associated with their production assistance on the Tomoe Engineering contract. Finally, we accrued an additional $18,000 associated with telephone and network equipment purchased and delivered in the fourth quarter of 2005, but invoiced in January 2006.

     The future unavailability or inadequacy of financing to meet future needs could force us to delay, modify, suspend or cease some or all aspects of our planned operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

     Net sales of $6,084,000 for the twelve months ended December 31, 2005 increased by $3,530,000 or 138% from $2,554,000 during the same period in 2004. The increase in sales was a result of Enova's expanding research and development initiatives with Hyundai Motor Company (HMC) as well as the production associated with the Tomoe Machinery contract. In 2005, sales attributable to the Tomoe production contract were about $3,000,000. Additionally, sales related to the HMC development project were approximately $758,000.

     Cost of sales consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. During 2005, our trend of establishing new customers and strengthening current alliances with customers, such as Tomoe and MTrans in the heavy-duty drive system market continued. Our new customers continue to require additional integration and support services to customize, integrate and evaluate our products. We believe these costs to be initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we gain additional market share. Customers who have been using our products over one year do not incur these same type of initial costs. Cost of sales for the year ended December 31, 2005 increased 3,762,000, or 168%, from $2,239,000 for the year ended December 31, 2004. This increase is primarily attributable to the increase in sales for the year and the scrapping of $376,000 of raw materials that were no longer usable.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense decreased in 2005 to $804,000 from $925,000 for the same period in 2004, a decrease of $121,000 or 13%. During 2005, externally funded research and development from partners such as FAW, Mack/Volvo, Hyundai, and the U.S. Government offset the costs of development for new products in the areas of mobile and stationary power management and conversion thereby reducing the need for internal funding. We believe that this trend is continuing. Programs included our new parallel hybrid drive systems, our diesel generation engine/motor system for our heavy-duty drive systems, and upgrades and improvements to our current power conversion and management components. Additionally, we continued to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we should be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

     Selling, general and administrative expenses consist primarily of personnel and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. Selling, general and administrative expenses increased by $545,000 at 2005 from 2004 levels due to increased headcount and the associated increases in wages, health and workers compensation insurance, and taxes of approximately $279,000 and from a $266,000 increase in the allowance for doubtful accounts. For the year ended December 31, 2005, these expenses totaled $2,870,000 up from $2,325,000 for the similar period in 2004. This represents an 23 % increase in these expenses. We are continually reviewing operations to control overhead costs and increase operational efficiencies

     For the year ended December 31, 2005, interest and financing fees shifted to a net other income of $13,000 from a net expense of $255,000. The change is a result of the Company's comparatively higher cash balance at 2005 and the associated interest revenue as well as a $50,000 gain on a foreign currency transaction in the United Kingdom. The comparatively higher cash balance was the result of the equity offering that occurred in the third quarter of 2005.

     In 2005, we charged off approximately $376,000 of our inventory relating to obsolete and slow moving raw materials. We believe that the relatively slight fluctuation in the inventory balances compared to the increased sales volume illustrates Enova's continuing efforts to monitor and control inventory utilization.

     In December 2005, the Company was informed by the Credit Managers Association of California that $1,011,000 of principal and $447,000 accrued interest under the secured note payable had been disclaimed and extinguished by the beneficiaries of such principal amount. The extinguishment result from the resolution of a substantially aged negotiation regarding consideration paid in settlement of the principal amount. The company has recognized a gain on the extinguishment of the principal and associated accrued interest. The Company evaluated this transaction under the guidance set forth in SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and noted that the extinguishment of these liabilities were consistent with the guidance.

     In October 2005, the Company agreed to a settlement on the unsecured 10% note payable. In exchange for immediate payment of the full principal balance of $120,000, the beneficiary of the note agreed to forgive the entire accrued interest balance of $111,000. The company has recognized a gain on the extinguishment of the associated accrued interest. The Company evaluated this transaction under the guidance set forth in SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and noted that the extinguishment of these liabilities were consistent with the guidance.

Years Ended December 31, 2004 and 2003

     Net sales of $2,554,000 for the twelve months ended December 31, 2004 decreased $1,756,000 or 41% from $4,310,000 during the same period in 2003. During 2004, we experienced a slowdown in sales due to a number of internal and external developments, including personnel changes, and customer delays in ordering caused by continued evaluation or awaiting orders for their products.

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

     Cost of sales consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. During 2004, our trend of establishing new customers and strengthening current alliances with customers, such as Tomoe and MTrans in the heavy-duty drive system market continued. Our new customers continue to require additional integration and support services to customize, integrate and evaluate our products. We believe these costs to be initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we gain additional market share. Customers who have been using our products over one year do not incur these same type of initial costs. Cost of sales for the year ended December 31, 2004 decreased $1,065,000, or 32%, from $3,304,000 for the year ended December 31, 2003. This decrease is primarily attributable to the decrease in sales for the year, although we are experiencing a reduction in integration support costs. We anticipate there may be an increase in cost of sales for products in 2005 due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturers. We anticipate this to be offset by a reduction in costs associated with manufacturing these products should as quantities rise, improving our gross margins.

     Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense increased in 2004 to $925,000 from $799,000 for the same period in 2003, an increase of $126,000, or 16%. During 2004, externally funded research and development from partners such as FAW, Mack/Volvo, Hyundai, and the U.S. Government offset the costs of development for new products in the areas of mobile and stationary power management and conversion, thereby reducing the need for internal funding. Programs included our new parallel hybrid drive systems, our diesel generation engine/motor system for our heavy-duty drive systems, and upgrades and improvements to our current power conversion and management components. Additionally, we continued to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we should be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

     Selling, general and administrative expenses consist primarily of personnel and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. Selling, general and administrative expenses increased 2004 from 2003 levels due to increased consulting, legal, and accounting costs and expenses related to the annual shareholders meeting and fund raising activities. For the year ended December 31, 2004, these expenses totaled $2,325,000 from $2,919,000 for the similar period in 2003. This represents a $594,000 decrease, or 20%, in these expenses. We are continually reviewing operations to lower overhead costs and increase operational efficiencies

     For the year ended December 31, 2004, interest and financing fees increased by $21,000 to $255,000, an increase of 8%. The increase was due solely to an increase in 2004 in the interest rate on the note due the Credit Managers Association of California for $3.2 million per the terms of the note.

     In 2004, we charged off approximately $275,000 in obsolete and slow moving inventory from our books. Approximately half of this consisted of raw materials associated with the Ford Th!nk city program which was terminated in 2003. We do not anticipate further write downs of our inventory.

     Our $3,382,000 net loss for the year ended December 31, 2004 is $196,000 more than the loss incurred in 2003 of $3,186,000, an increase of 6%. The increase is due primarily to write-offs on obsolete and slow-moving inventory during the year and costs associated with the annual meeting and other regulatory compliance. Management will continue to seek operational efficiencies and methods to reduce manufacturing and overhead costs as well as increase revenues to enhance our achieve this goal of profitability.

Hyundai-Enova Innovative Technology Center
------------------------------------------

     In September 2003, Enova and Hyundai Heavy Industries, Co. Ltd. (HHI) funded the Hyundai-Enova Innovative Technology Center (HEITC) to be located at Enova's Torrance headquarters. In connection with the Joint Venture Agreement entered into between the two parties in March 2003, HHI purchased $1,500,000 of common stock of Enova Systems, Inc. HHI purchased 23,076,923, shares representing a 6.2% ownership in Enova. Of this amount, Enova invested $1,000,000 in the HEITC for a forty percent (40%) ownership interest. HHI invested an additional $1,500,000 for a sixty percent (60%) ownership interest in the HEITC. In September 2004, HHI invested an additional $1,500,000 in Enova and $1,500,000 in the HEITC under the same terms as the initial investment. In this second tranche, HHI purchased 11,335,315 restricted shares of common stock in accordance with the Joint Venture Agreement increasing HHI's ownership to 8.0% in Enova. The joint venture company officially opened in November 2003 to pursue advanced research and development in hybrid automotive and stationary applications for fuel cell technologies. Share amounts do not include the effect of the July 2005 1 for 45 reverse stock split executed by the Company.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Contractual Obligations
-----------------------

     As of December 31, 2005, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

                                          Payments Due by Period
                              ----------------------------------------------
                                      Less than   1-3     3-5     More than
                               Total   1 Year    Years   Years     5 Years
                               -----   ------    -----   -----     -------
Long-Term Debt Obligations    $2,363   $   42   $   --   $  --     $2,321
Capital Lease Obligations         --       --       --      --         --
Operating Lease Obligations      362      166      196      --         --
Purchase Obligations              --       --       --      --         --
Accrued Interest               1,113       --       --      --      1,113
                              ------   ------   ------   -----     ------
Total                         $3,833   $  208   $  196   $  --     $3,434
                              ======   ======   ======   =====     ======


Recent Accounting Pronouncements
--------------------------------

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

     In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after December 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123. We expect that the adoption of SFAS 123R will have a material effect on the financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS
154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 starting January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Financial Statements.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

All information required by this Item is included on pages F-1 to F-18 in Item 15 of Part IV of this annual report on form 10-K and is incorporated into this Item by reference. See Item 15.

Item 9A. Controls and Procedures


     We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO).

     Attached as exhibits to this Annual Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-15(e) of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Limitations on the Effectiveness of Controls

     The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by personnel in our Finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary.

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

Conclusions

A "material weakness" is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2005, we did not maintain effective controls over the inventory pricing, tracking, and the reserve analysis process. This control deficiency resulted in an audit adjustment to our 2005 financial statements and could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected.

Furthermore, Management has determined that, as of December 31, 2005, we did not have sufficient segregation of duties in relation to the accounting function.
This deficiency could result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Accordingly, Management has determined that these deficiencies constitute a material weakness. Because of these material weaknesses, Management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. In 2006, the Company plans to hire a Chief Financial Officer who will oversee the implementation of controls and procedures designed to remediate the Company's internal control deficiencies.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information with respect to the current Directors and executive officers of Enova:


Name                             Age         Position
----                             ---         --------

Anthony N. Rawlinson             49          Chairman of the Board

Edwin O. Riddell                 62          Chief Executive Officer,
                                                President and Director

Bjorn Ahlstrom (1) (2)           70          Director

Dr. Malcolm Currie (1)           77          Director

Donald H. Dreyer (2)             68          Director

John Wallace (2) (3)             56          Director

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.
(3)  Financial Expert on Audit Committee.


     Anthony Rawlinson, Chairman of the Board. Mr. Rawlinson was appointed Chairman of the Board in July 1999. He is Managing Director of The Global Value Investment Portfolio Management Pte. Ltd., a Singapore-based international fund management company, managing discretionary equity portfolios for institutions, pension funds and clients globally since 1996. Mr. Rawlinson is also Chairman of Cardsoft Inc., a privately-held company based in San Mateo California since 2001. Cardsoft develops and markets embedded Java software solutions that provide security and interoperability for applications running on disparate fixed and wireless payment devices.

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

     John R. Wallace, Director. Mr. Wallace was elected as a Director of the Company in 2002. Since November of 2005, he has held the position of CEO, Xantrex Technology, Inc. in Burnaby, B.C., Canada. From 2002 to 2005, he worked independently as a consultant in the alternative energy sector. Mr. Wallace retired from the Ford Motor Company in 2002. Prior to his retirement, he was executive director of TH!NK Group. He has been active in Ford Motor Company's alternative fuel vehicle programs since 1990, serving first as: Director, Technology Development Programs; then as Director, Electric Vehicle Programs; Director, Alternative Fuel Vehicles and finally Director, Environmental Vehicles. He is past Chairman of the Board of Directors of TH!NK Nordic; he is past chairman of the United States Advanced Battery Consortium; Co-Chairman of the Electric Vehicle Association of the Americas, and past Chairman of the California Fuel Cell Partnership. He served as Director of Ford's Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

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

     Enova Systems, Inc.
     Edwin O.  Riddell,  Chief  Executive  Officer  and Acting  Chief  Financial
     Officer
     19850 S. Magellan Drive
     Torrance, CA 90502

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth all compensation earned by our Chief Executive Officer and each of the other most highly compensated executive officers of Enova whose annual salary and bonus exceeded $100,000 for the years ended December 31, 2005, 2004 and 2003 (collectively, the "Named Executive Officers"). Mr. Carl D. Perry was the sole executive officer of Enova whose salary currently exceeded $100,000 prior to December 31, 2003.

Name and Principal Position
---------------------------

                                                                  SUMMARY COMPENSATION TABLE
                                                                      ANNUAL COMPENSATION
                                        --------------------------------------------------------------------------
                                             Year        Salary                  Bonus
                                             ----        ------                  -----
Edwin O. Riddell (1)                         2005       $204,000        $43,500 (10,000 000 Common shares)
  Chief Executive Officer and President      2004          --                     --
                                             2003          --                     --

Larry B. Lombard (2)                         2005       $148,812        $21,750 (5,000 Common shares)
   Chief Financial Officer                   2004       $126,825                  --
                                             2003          --

Edward M. Moore (3)                          2005       $154,943        $ 21,750 (5,000 Common shares) $30,000
   Chief Operating Officer                   2004       $146,635                   (earned in 2003)
                                             2003          --

Carl D. Perry (4)                            2005       $ 78,232                  --
   Former Chief Executive Officer and        2004       $120,000                  --
   President                                 2003       $139,615        $30,000 (earned in 2000)


(1) Mr. Riddell was elected Chief Executive Officer and president in August 2004. Mr. Riddell commenced employment as a full-time employee in January 2005 at a salary of $208,000 per year. For the period from August 2004 to December 2004, Mr. Riddell was compensated for services on a contractual basis at the rate of $4,000 per week.

(2) Mr. Lombard was elected Chief Financial Officer in March 2004. Mr. Lombard's annual salary was $145,000 per year. On December 9, 2005 Mr. Lombard resigned from the Company. Prior to 2004, Mr. Lombard was not an officer of the Company.

(3) Mr. Moore was elected Chief Operating Officer in March 2004. Mr. Moore's annual salary was $150,000 per year. On December 9, 2005 Mr. Moore resigned from the Company. Prior to 2004, Mr. Moore was not an officer of the Company.

(4) Mr. Perry was elected Chief Executive Officer and president in November 1997 and resigned those positions in August 2004. Mr. Perry's salary was $120,000 per year which terminated per agreement at December 31, 2004. Compensation earned in 2005 consisted of $2,308 of regular earnings and $75,924 of severance. Mr. Perry served as Acting Chief Financial Officer during the periods reflected in the above chart through March 6, 2004.

Option/SAR Grants

     The following grants of stock options or stock appreciation rights ("SARs") were made during 2005 to the Named Executive Officers.

                                                   Option Grants During Fiscal 2005

                               Number of                                                         Potential Realizable Value of
                               Securities      Percentage of Total                                   Assumed Annual Rates of Stock
                               Underlying      Options Granted to      Exercise                                Price
   Name of Individual            Options          Employee in           Price     Expiration         Appreciation for the Option
     and Position                Granted          Fiscal 2005         Per Share       Date                   Term  (1)
     ------------                -------          -----------         ---------       ----                   ---------
                                                                                                        5%               10%
                                                                                                        --               ---
Edwin Riddell,                  60,000                19%               4.35        9-12-15          $185,399          $483,663
Chief Executive Officer

Larry B. Lombard, Chief         46,000                15%               4.35        9-12-15          $139,049          $362,748
Financial Officer

Edward M. Moore, Chief          46,000                15%               4.35        9-12-15          $139,049         $ 362,748
Operating Officer

(1) Calculated on the basis of $4.35 representing the average of the high bid and low ask prices of the Common Stock on December 31, 2005

Option Exercises and Option Values

     The following table sets forth information concerning option exercises during 2005, and the aggregate value of unexercised options as of December 31, 2005, held by each of the Named Executive Officers:

                                                     Aggregated Option/SAR Exercises in 2005
                                                      and Option Values at December 31, 2005
---------------------------- ------------------------------ ----------------------------- -----------------------------
                                                                Number of Securities
                                       Aggregate               Underlying Unexercised         Value of Unexercised
                                        Option                       Options at             In-the-Money Options at
                                   Exercises in 2005           December 31, 2005 (#)       December 31, 2005 ($) (1)
                                   -----------------           ---------------------       -------------------------
                                  Shares
                                Acquired on     Value
                                Exercise       Realized
Name                              (#)           ($)        Exercisable    Unexercisable   Exercisable    Unexercisable
----                              ----          ----       -----------    -------------   -----------    -------------
Edwin O. Riddell                   --            --            --              --             --(1)           N/A

Larry B. Lombard                   --            --            --              --             --(1)           N/A

Edward M. Moore                    --            --            --              --             --(1)           N/A


(1) Calculated on the basis of $0.00 representing the average of the high bid and low ask prices of the Common Stock on December 31, 2005 of $3.65 per share, minus the exercise price.

Compensation of Directors

     During 2005, we issued, or accrued for issuance, an aggregate of 81,000 shares of common stock to the non-executive board directors in accordance with the September 1999 Board of Directors compensation package for outside directors, as amended to date. Prior to September, 2005, for each meeting attended in person, each outside director received $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director received $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member received $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices. In September, 2005, the compensation structure for Directors was changed. Effective in the fourth quarter of 2005, Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in stock valued on the date of the meeting at the average of the closing ask and bid prices. The flat rate is not dependent on the amount or type of services performed by the Directors. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

     We relied on Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, for the exemption from registration of the sale of such shares.

Edwin O. Riddell

     In 2004, the Company entered into a consulting agreement with Edwin Riddell doing business as CR Transportation Services wherein the Company compensated CR Transportation at the rate of $4,000 per week plus reasonable expenses for consulting services rendered. Upon Mr. Riddell becoming an employee of Enova in January 2005, this agreement was terminated. Mr. Riddell was not compensated per this agreement when acting in the capacity of a director of the Company. During 2004, the Company paid Mr. Riddell $99,000 in cash for consulting services and expenses and $15,000 for directors fees (which latter amount includes the cash paid and the value of the stock issued to him pursuant to the outside directors' compensation package described above).

Donald Dreyer

     In 2004, the Company utilized the consulting service of Donald Dreyer wherein the Company compensated Mr. Dreyer at the rate of $150 per hour plus reasonable expenses for consulting services rendered. Mr. Dreyer is not compensated when acting in the capacity of a director of the Company other than the fees noted above. During 2004, the Company paid Mr. Dreyer $2,000 in cash for consulting services and expenses and $29,000 for directors fees (which latter amount includes the cash paid and the value of the stock issued to him pursuant to the outside directors' compensation package described above).

Audit Committee

     The Audit Committee held three meetings in the year ended December 31, 2005. As of February 2006 the Audit Committee consists of Mr. Bjorn Ahlstrom, Mr. John Wallace, and Mr. Don Dreyer. Mr. Wallace is the committee's designated financial expert and Mr. Dreyer serves as the committee's chairman.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee held two meetings in the year ended December 31, 2005. The Compensation Committee currently consists of Mr. Bjorn Ahlstrom and Dr. Malcolm Currie, neither of who have been officers of the Company. Prior to August 2004, Mr. Edwin Riddell was a member of the Compensation Committee. Mr. Riddell resigned from the committee upon his appointment as Chief Executive Officer. The Compensation Committee's functions are to establish and apply the Company's compensation policies with respect to the Company's Executive Officers, and to administer the Company's stock option plans.


                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of December 31, 2005, by (i) each shareholder known to the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's Directors; (iii) the Named Executive Officer; and (iv) all Executive Officers and Directors as a group. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table, based on information provided by such persons, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                    Shares                   Percentage of Shares            Voting
          Name                               Beneficially Owned (1)          Beneficially Owned (2)       Percentage (3)
          ----                               ----------------------          ----------------------       --------------
Jagen, Pty., Ltd.                                 3,222,222                      21.16%                     21.64%
9 Oxford Street, South Ybarra 3141
Melbourne, Victoria Australia

Hyundai Heavy Industries, Co.                       764,716                       5.02%                      5.14%
1 Cheona-Dong, Dong-Ku
Ulsan, Korea

Citibank N.A.                                       619,676                       4.07%                      4.16%
111 Wall Street, 8th Floor
New York, NY  10043

Anthony N. Rawlinson                                572,665                       3.76%                      3.85%
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502

Edwin O. Riddell                                    108,047(4)                           *                          *
c/o Enova Systems, Inc.
19850 South Magellan Drive
Torrance, CA 90502

Carl D. Perry                                       208,476                       1.37%                      1.40%

John J. Micek III                                    17,872(5)                        *                          *

Bjorn Ahlstrom                                        7,873                           *                          *

Dr. Malcolm Currie                                   20,555                           *                          *

Donald H. Dreyer                                     19,242                           *                          *

John R. Wallace                                       6,144                           *                          *

Delphi Delco Electronics                             28,406(6)                        *                          *

Jean Schulz                                          77,062(7)                        *                          *

Larry B. Lombard                                    113,221(8)                        *                          *

Edward M. Moore                                      79,333(9)                        *                          *

All directors and executive officers              1,153,429(10)                   7.57%                      6.05%
as a group (10 persons)

*    Indicates less than 1%

     (1) Number of Common Stock shares includes Series A Preferred Stock, Series B Preferred Stock and Common Stock shares issuable pursuant to stock options, warrants and other securities convertible into Common Stock beneficially held by the person or class in question which may be exercised or converted within 60 days after December, 31 2005.

     (2) The percentages are based on the number of shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock owned by the shareholder divided by the sum of: (i) the total Common Stock outstanding, (ii) the Series A Preferred Stock owned by such shareholder; (iii) the Series B Preferred Stock owned by such shareholder; and (iv) Common Stock issuable pursuant to warrants, options and other convertible securities exercisable or convertible by such shareholder within sixty (60) days after December 31, 2005.

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

     (4) Includes 82,222 (post reverse split) shares of Common Stock issuable pursuant to stock options exercisable at a price of $4.35 to $5.18

     (5) Includes 22,222 (post reverse split) shares of Common Stock issued to Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner.

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

     (8) Includes 90,000 (post reverse split) shares of Common Stock issuable pursuant to stock options exercisable at a price from $4.35 to $5.18.

     (9) Includes 90,000 (post reverse split) shares of Common Stock issuable pursuant to stock options exercisable at prices from $4.35 to $5.18.

     (10) Includes 111,111 (post reverse split) shares of Common Stock issuable pursuant to stock options exercisable at prices from $5.18 to $9 per share and 22,222 (post reverse split) shares of Common Stock issued to Silicon Prairie Partners, LP, a limited partnership in which John J. Micek III is the general partner.

Equity Compensation Plan Information

The following table provides information regarding our equity compensation plans as of December 31, 2005:

                                            Equity Compensation Plan Information
                                                                                                  Number of securities
                                                                                                   remaining available
                                                                                                          for
                                                                                                  future issuance under
                                                                                                   equity compensation
                                               Number of securities to      Weighted-average        plans (excluding
                                               be issued upon exercise      exercise price of      securities reflected
                                               of outstanding options,     utstanding options,               in
                                                 warrants and rights       warrants and rights         column (a))
         Plan category                                   (a)                       (b)                       (c)
         -------------                         -----------------------     -------------------     --------------------
         Equity compensation plans approved
         by security holders                         436,000                    $4.46                   64,,564,000

         Equity compensation plans not
         approved by security holders                     --                       --                            --
           Total                                     436,000                    $4.46                    64,564,000


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

     Options granted under the amended 1996 Plan will vest over such periods as may be determined by the board of directors and will generally have an exercise price equal to the closing price for our stock on the NASDAQ OTC Bulletin Board on the last trading day immediately prior to the date of grant. Options to purchase 2,55,000 shares of Enova common stock were granted to employees in 2005.

Item 13. Certain Relationships and Related Transactions

     The following are certain transactions entered into between Enova and its officers, directors and principal shareholders and their affiliates since January 1, 2004.

     During 2004, Hyundai Heavy Industries, Co. (HHI) purchased 11,076,923 (before the effects of the reverse stock split) shares increasing their ownership in Enova Systems, Inc. to 7.98%. Additionally, during 2005, we purchased from HHI approximately $2,516,000 in components, materials and services for manufacture of our drive systems and power management systems. These purchases were made on terms and conditions equal to or better than our standard commercial terms with other vendors. At the year ended December 31, 2005, our outstanding payables balance due HHI was approximately $1,317,000.

Item 14. Principal Accountant Fees and Services

     Singer Lewak Greenbaum & Goldstein LLP were engaged on November 22, 2005 to audit our financial statements for the fiscal year ended December 31, 2005, having previously been engaged to audit our financial statements for the years ended December 31, 2004 and 2003.

Audit Fees
----------

     The aggregate fees billed during the last two fiscal years for professional services rendered by Singer Lewak Greenbaum & Goldstein LLP for the audit of Enova's financial statements for the fiscal year ended December 31, 2005 and for its review of financial statements included in Enova's Forms 10Q during the last two fiscal years and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $143,000 for fiscal 2005 and $73,970 for fiscal 2004.

Audit-Related Fees
------------------

     Singer Lewak Greenbaum & Goldstein LLP did not perform for Enova any assurance and related services that were reasonably related to the performance of the audit of our financial statements for the fiscal year ended December 31, 2005.

Tax Fees
--------

     Singer Lewak Greenbaum & Goldstein LLP did not perform for Enova any tax compliance, tax advice and tax planning services in fiscal 2004 or fiscal 2005.

All Other Fees
--------------

     Neither Singer Lewak Greenbaum & Goldstein LLP nor Moss Adams, LLP performed any other services for fees other than audit fees in fiscal 2005 or 2004.

     The Audit Committee's policy is to pre-approve the annual engagement of the independent auditors to render services to the company. These services may include audit services, audit-related services, tax services, and other services.

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

23.1     Consent of Independent Registered Public Accounting Firm

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

ENOVA SYSTEMS, INC.


By: /s/ Edwin O. Riddell
--------------------------------
Edwin O. Riddell, Chief Executive Officer, President and Acting Chief Financial Officer

Dated: March 31, 2006

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edwin O. Riddell, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                                    Title                               Date
---------                                                    -----                               ----
/s/   Edwin O. Riddell                               Acting Chief Financial Officer
----------------------------------------             (Principal Financial Officer)          March 31, 2006
Edwin O. Riddell


  /s/   Edwin O. Riddell                             Chief Executive Officer                March 31, 2006
------------------------------------------           and Director
Edwin O. Riddell                                     (Principal Executive Officer)


  /s/   Anthony N. Rawlinson                         Chairman                               March 31, 2006
------------------------------------
Anthony N. Rawlinson


  /s/ Malcolm Currie                                 Director                               March 31, 2006
----------------------------------------
Malcolm Currie

  /s/   Bjorn Ahlstrom                               Director                               March 31, 2006
-----------------------------------------
Bjorn Ahlstrom


  /s/   Donald H. Dreyer                             Director                               March 31, 2006
-----------------------------------------
Donald H. Dreyer

  /s/   John R. Wallace                              Director                               March 31, 2006
------------------------------------------
John R. Wallace

                                                             ENOVA SYSTEMS, INC.
                                                            FINANCIAL STATEMENTS
                                                             FOR THE YEARS ENDED
                                               DECEMBER 31, 2005, 2004, AND 2003

                                                             ENOVA SYSTEMS, INC.
                                                                        CONTENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------


                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   1

FINANCIAL STATEMENTS

       Balance Sheets                                                   2-4

       Statements of Operations                                           5

       Statements of Stockholders' Equity                                 6

       Statements of Cash Flows                                         7-8

       Notes to Financial Statements                                   9-26


SELECTED QUARTERLY DATA (Unaudited)                                      27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Enova Systems, Inc.
Torrance, California

We have audited the balance sheets of Enova Systems, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 9, 2006

                                                           ENOVA SYSTEMS, INC.
                                                                BALANCE SHEETS
                                                      December 31, 2005 and 2004
--------------------------------------------------------------------------------


                                     ASSETS

                                                     2005          2004
                                                  -----------   -----------
Current assets
      Cash and cash equivalents                   $16,187,000   $ 1,575,000
      Accounts receivable, net                      2,173,000       522,000
      Inventories and supplies, net                 1,016,000     1,036,000
      Prepaid expenses and other current assets       182,000       304,000
                                                  -----------   -----------

              Total current assets                 19,558,000     3,437,000

Property and equipment, net                           576,000       387,000
Equity method investment                            1,649,000     1,768,000
Other assets                                          190,000       296,000
                                                  -----------   -----------
Total assets                                      $21,973,000   $ 5,888,000
                                                  ===========   ===========

The accompanying notes are an integral part of these financial statements.

                                                           ENOVA SYSTEMS, INC.
                                                                BALANCE SHEETS
                                                      December 31, 2005 and 2004
--------------------------------------------------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2005         2004
                                                     ----------   ----------

Current liabilities
      Accounts payable                               $1,396,000   $   66,000
      Deferred revenues                                      --      392,000
      Line of credit                                         --      229,000
      Accrued payroll and related expense               195,000      194,000
      Other accrued expenses                            302,000       13,000
      Current portion of notes payable                   42,000      166,000
      Current portion of capital lease obligations           --        6,000
                                                     ----------   ----------

              Total current liabilities               1,935,000    1,066,000

Accrued interest payable                              1,113,000    1,378,000

Notes payable, net of current portion                 2,321,000    3,341,000
                                                     ----------   ----------

              Total liabilities                      $5,369,000   $5,785,000
                                                     ----------   ----------


The accompanying notes are an integral part of these financial statements.

                                                           ENOVA SYSTEMS, INC.
                                                                BALANCE SHEETS
                                                      December 31, 2005 and 2004
--------------------------------------------------------------------------------

               LIABILITIES AND STOCKHOLDERS' EQUITY (continued)


                                                                      2005            2004
                                                                 -------------    -------------
Stockholders' equity
      Series A convertible preferred stock - no par value
        30,000,000 shares authorized
        2,674,000 and 2,748,000 shares issued and
        outstanding
        Liquidating preference at $0.60 per share, aggregating
        $1,604,000 and $1,649,000                                $   1,679,000    $   1,774,000
      Series B convertible preferred stock - no par value
      5,000,000 shares authorized
        1,217,000 and 1,217,000 shares issued and outstanding
        Liquidating preference at $2 per share                       2,434,000        2,434,000
      Common Stock, no par value
      750,000,000 shares authorized
      14,783,000 and 9,228,000 shares issued and
      outstanding                                                  109,323,000       90,465,000
      Common stock subscribed                                           30,000          165,000
      Stock notes receivable                                        (1,176,000)      (1,176,000)
      Additional paid-in capital                                     6,900,000        6,900,000
      Accumulated deficit                                         (102,586,000)    (100,459,000)
                                                                 -------------    -------------
              Total stockholders' equity                            16,604,000          103,000
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $  21,973,000    $   5,888,000
                                                                 =============    =============

The accompanying notes are an integral part of these financial statements.


                                                                                        ENOVA SYSTEMS, INC.
                                                                                  STATEMENTS OF OPERATIONS
                                                     For the Years Ended December 31, 2005, 2004, and 2003
-----------------------------------------------------------------------------------------------------------

                                                                  2005            2004           2003
                                                              ------------    ------------    ------------
Net revenues
      Research and development contracts                      $  1,555,000    $  1,070,000    $  1,889,000
      Production                                                 4,529,000       1,484,000       2,421,000
                                                              ------------    ------------    ------------
           Total net revenues                                    6,084,000       2,554,000       4,310,000
                                                              ------------    ------------    ------------

Cost of revenues
      Research and development contracts                         1,188,000         499,000       1,326,000
      Production                                                 4,813,000       1,627,000       1,978,000
      Writedown Ford Think program inventory                            --         113,000              --
                                                              ------------    ------------    ------------
           Total cost of revenues                                6,001,000       2,239,000       3,304,000
                                                              ------------    ------------    ------------
Gross profit                                                        83,000         315,000       1,006,000
                                                              ------------    ------------    ------------

Operating expenses
      Research and development                                     804,000         925,000         799,000
      Asset impairment                                                  --              --         200,000
      Selling, general & administrative                          2,870,000       2,325,000       2,919,000
                                                              ------------    ------------    ------------
           Total operating expenses                              3,674,000       3,250,000       3,918,000
                                                              ------------    ------------    ------------
Other income and (expense)
      Interest and financing fees, net                              13,000        (255,000)       (234,000)
      Equity in losses of equity method investee                  (118,000)       (192,000)        (40,000)
      Debt extinguishment                                        1,011,000              --              --
      Interest extinguishment                                      558,000              --              --
                                                              ------------    ------------    ------------
           Total other income and (expense)                      1,464,000        (447,000)       (274,000)
                                                              ------------    ------------    ------------
Loss from operations                                            (2,127,000)     (3,382,000)     (3,186,000)

Net loss                                                      $ (2,127,000)   $ (3,382,000)   $ (3,186,000)
                                                              ============    ============    ============

Basic loss and diluted loss per share                         $      (0.18)   $      (0.38)   $      (0.43)
                                                              ============    ============    ============

Weighted-average number of shares outstanding                   11,664,320       8,831,893       7,440,882
                                                              ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                                                                                                        ENOVA SYSTEMS, INC.
                                                                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                           For the Years Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                   Convertible Preferred Stock
                                                 Series A                  Series B               Common Stock
                                                 --------                  --------               ------------
                                          Shares        Amount       Shares       Amount       Shares        Amount
                                          ------        ------       ------       ------       ------        ------
Balance, December 31, 2002              2,824,000    $ 1,842,000   1,217,000   $ 2,434,000    7,671,000   $ 84,026,000
Conversion of Series
    A preferred stock                      (4,000)        (5,000)                                    --          5,000
Issuance of common
    stock for
      Cash                                                                                      513,000      1,500,000
      Issuance of subscribed
         common stock                                                                            22,000        100,000
      Exercise of options                                                                       193,000        389,000
      Stock option
      Services                                                                                    8,000         34,000
Net loss
                                        ---------     ----------   ---------    ----------   ----------   ------------
Balance, December 31, 2003              2,820,000     $1,837,000   1,217,000    $2,434,000    8,407,000   $ 86,054,000
                                        =========     ==========   =========    ==========   ==========   ============
Conversion of Series
    A preferred stock                     (73,000)       (63,000)                                 2,000         63,000
Issuance of common
    stock for
      Cash                                                                                      613,000      3,450,000
      Issuance of subscribed
         common stock                                                                             8,000         60,000
      Exercise of options                                                                       188,000        783,000
      Stock option conversions                                                                    7,000         39,000
      Services                                                                                    3,000         16,000
Net loss
                                        ---------     ----------   ---------    ----------   ----------   ------------
Balance, December 31, 2004              2,747,000     $1,774,000   1,217,000    $2,434,000    9,228,000   $ 90,465,000
                                        =========     ==========   =========    ==========   ==========   ============

Conversion of Series
    A preferred stock                     (73,000)       (95,000)                                 1,000        95,000
Issuance of common
    stock for
      Cash                                                                                    5,473,000    18,361,000
      Issuance of common stock
         for director services                                                                   56,000       293,000
      Director bonus                                                                             25,000       109,000
Subscribed Common Stock
Net loss
                                        ---------     ----------   ---------    ----------   ----------   ------------
Balance, December 31, 2005              2,674,000     $1,679,000   1,217,000    $2,434,000   14,783,000   $109,323,000
                                        =========     ==========   =========    ==========   ==========   ============

                                        Common Stock           Stock           Additional
                                         Subscribed            Notes            Paid-In        Accumulated
                                      Shares       Amount     Receivable         Capital         Deficit         Total
                                      ------       ------     ----------         -------         -------         -----
Balance, December 31, 2002            30,000    $ 130,000    $ (1,203,000)      $6,949,000    $ (93,891,000)  $   287,000
Conversion of Series
    A preferred stock                                                                                                  --
Issuance of common stock for
      Cash                                                                                                      1,500,000
      Issuance of subscribed
         common stock                (22,000)    (100,000)                                                             --
      Exercise of options                                                                                         389,000
      Stock option                                                                  82,000                         82,000
      Services                        17,000       30,000                                                          64,000
Net loss                                                                                         (3,186,000)   (3,186,000)
                                      ------    ---------     -----------       ----------    -------------   -----------
Balance, December 31, 2003            25,000     $ 60,000    $ (1,203,000)      $7,031,000    $ (97,077,000)  $  (864,000)
                                      ======    =========     ===========       ==========    =============   ===========
Conversion of Series
    A preferred stock                                                                                                  --
Issuance of common
    stock for
      Cash                                                         27,000                                       3,477,000
      Issuance of subscribed
         common stock                (25,000)     (60,000)                                                            --
      Exercise of options                                                                                         783,000
      Stock option conversions                                                     (39,000)                           --
      Services                        27,000      165,000                          (92,000)                        89,000
Net loss                                                                                         (3,382,000)   (3,382,000)
                                      ------    ---------     -----------       ----------    -------------   -----------
Balance, December 31, 2004            27,000    $ 165,000     $(1,176,000)      $6,900,000    $(100,459,000)  $   103,000
                                      ======    =========     ===========       ==========    =============   ===========

Conversion of Series                                                                                                   --
    A preferred stock                                                                                                  --
Issuance of common stock for                                                                                           --
      Cash                                                                                                     18,361,000
      Issuance of common stock                                                                                         --
         for director services       (27,000)    (165,000)                                                        128,000
      Director bonus                                                                                              109,000
Subscribed Common Stock                8,000       30,000                                                          30,000
Net loss                                                                                         (2,127,000)   (2,127,000)
                                      ------    ---------     -----------       ----------    -------------   -----------
Balance, December 31, 2005             8,000     $ 30,000     $(1,176,000)      $6,900,000    $(102,586,000)  $16,604,000
                                      ======    =========     ===========       ==========    =============   ===========

The accompanying notes are an integral part of these financial statements.

                                                                            ENOVA SYSTEMS, INC.
                                                                       STATEMENTS OF CASH FLOWS
                                          For the Years Ended December 31, 2005, 2004, and 2003
-----------------------------------------------------------------------------------------------
                                                       2005           2004             2003
                                                  ------------    ------------    ------------
Cash flows from operating activites
 Net loss                                         $(2,127,000)   $(3,382,000)   $(3,186,000)
 Adjustments to reconcile net loss
  to net cash used by operating activities
Debt extinguishment                                (1,011,000)            --             --
Interest extinguishment                              (558,000)            --             --
  Depreciation and amortization                       304,000        376,000        351,000
  Provision for asset impairment                           --             --        200,000
  Equity in losses of equity method investee          118,000        192,000         40,000
  Issuance of common stock for services               158,000         89,000         34,000
  Issuance of common stock for bonuses                109,000             --             --
  (Increase) decrease in
      Accounts receivable                          (1,651,000)       281,000        457,000
      Inventory  and supplies                          20,000        570,000         48,000
      Note receivable - related party                      --          8,000         24,000
      Prepaid expenses and other current assets       122,000       (226,000)        29,000
      Other assets                                     (2,000)            --        (14,000)
  Increase (decrease) in
      Accounts payable                              1,330,000       (702,000)      (424,000)
      Accrued expenses                                290,000        (11,000)      (112,000)
      Deferred revenues                              (392,000)       392,000             --
      Accrued interest payable                        293,000        256,000        234,000
                                                  -----------    -----------    -----------
Net cash used by operating activities              (2,997,000)    (2,157,000)    (2,319,000)
                                                  -----------    -----------    -----------

Cash flows from investing activites
 Purchases of property and equipment              $  (384,000)   $  (174,000)   $  (113,000)
                                                  -----------    -----------    -----------
Net cash used in investing activities                (384,000)      (174,000)      (113,000)
                                                  -----------    -----------    -----------

Cash flows from financing activites
    Net increase from line of credit              $        --    $   109,000    $   106,000
    Payment on notes payable and
          capital lease obligations                  (368,000)       (33,000)        (1,000)
    Proceeds from notes payable                            --         40,000             --
    Net Proceeds from sales of common stock        18,361,000      2,450,000        600,000
    Proceeds from exercise of stock options                --        783,000        389,000
    Payments on stock notes receivable                     --         27,000             --
                                                  -----------    -----------    -----------
Net cash provided by financing activities          17,993,000      3,376,000      1,094,000
                                                  -----------    -----------    -----------
Net increase (decrease) in cash and
    cash equivalents                               14,612,000      1,045,000     (1,338,000)
                                                  ===========    ===========    ===========

Cash and cash equivalents,
    beginning of year                               1,575,000        530,000      1,868,000
                                                  -----------    -----------    -----------
Cash and cash equivalents,
    end of year                                   $16,187,000    $1,575,000     $   530,000
                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                                     2005            2004          2003
                                                  -----------    -----------    ----------
Interest paid                                     $     2,000    $    10,000    $    9,000
                                                  ===========    ===========    ===========
Income taxes paid                                 $        --    $        --    $       --
                                                  ===========    ===========    ===========
Conversion of preferred stock to common stock     $    94,000    $    63,000    $    (5,000)
                                                  ===========    ===========    ===========
Acquired investment under common stock purchase   $        --    $ 1,000,000    $ 1,000,000
                                                  ===========    ===========    ===========
Offering costs on common stock purchases          $        --    $    93,000    $       --
                                                  ===========    ===========    ===========
Common Stock issued for purchase of options       $        --    $    39,000    $       --
                                                  ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

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

     Liquidity
     ---------
     At December 31, 2005, the Company had a net working capital of approximately $17,623,000 as compared to $2,371,000 at December 31, 2004, representing an increase of $15,252,000. This increase is due primarily to capital raised in the third quarter of 2005, as described in Note 10.

     Stock Purchase Agreement
     ------------------------
     The Company has entered into a joint venture agreement (the Agreement) with Hyundai Heavy Industries of Korea ("HHI") to create a joint venture corporation, Hyundai-Enova Innovative Technology Center (the "ITC") to be domiciled in Torrance, California. In conjunction with this Agreement, HHI and the Company entered into a stock purchase agreement in which HHI agreed to make a $3 million investment in the Company through the purchase of shares of the Company's authorized and unissued common stock pursuant to Regulation D of the Securities Act of 1933. This investment was made in two installments of $1.5 million each. The first installment was made in June 2003 upon incorporation of the ITC and in consideration for the issuance to HHI by the Company of 23,076,923 shares of common stock at $0.065 per share. Share amounts are reported before the effects of the reverse stock split, as described in Note 10.

     The second installment was made in September 2004 in consideration for the issuance to HHI by the Company of 11,335,315 shares of common stock at $0.1323 per share. Share amounts are reported before the effects of the reverse stock split, as described in Note 10.

     The Company invested $1 million of each installment into the ITC in consideration for the issuance to the Company of a 40% equity interest in the ITC (the balance of the installments, in the amount of $500,000 each, is to be retained by the Company). HHI acquired a 60% equity interest in ITC by investing $3 million in the ITC in two installments of $1.5 million each, to be made concurrently with the two installment payments to be paid by HHI for the Company's common stock. HHI and the Company have invested an aggregate of $5 million in the ITC.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Policies

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

     Accounts Receivable
     -------------------
     Receivables are reported at net realizable value and are considered past due when payments have not been received for 90 days. In general, receivables are charged off as uncollectible upon exhausting all avenues of collection. Receivables older than 90 days totaled $209,000.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Polices (Continued)

     Allowance for Doubtful Accounts
     -------------------------------
     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2005, the Company maintained a reserve for $266,000 of potentially doubtful accounts receivable. Bad debt expense totaled $267,000, $98,000, and $596,000 for the years ended December 31, 2005, 2004, and 2003 respectively.

     Inventories and Supplies
     ------------------------
     Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market. In 2005, the Company charged off $376,000 for obsolete or slow moving inventory.

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

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Polices (Continued)

     Stock Based Compensation (Continued)
     ------------------------------------
     related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation.

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

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004, and 2003. Per share amounts have been restated to illustrate the effects of the reverse stock split, as described in Note 10.

                                              2005           2004           2003
                                              ----           ----           ----
Loss applicable to common stockholders    $(2,127,000)   $(3,382,000)   $(3,186,000)

Compensation under APB Opinion 25                  --             --             --

Stock-based employee compensation
    expense determined under fair value
    presentation for all options             (222,000)       (94,000)      (315,000)
                                          -----------    -----------    -----------
Pro forma net loss                        $(2,349,000)   $(3,476,000)   $(3,501,000)

Basic and diluted loss per
    common share
           As reported                    $     (0.18)   $     (0.38)   $     (0.43)
           Pro forma                      $     (0.20)   $     (0.39)   $     (0.47)

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Polices (Continued)

     Stock Based Compensation (Continued)
     ------------------------------------
     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004, and 2003: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 67%, 73%, and 88%, respectively; risk-free interest rates of 4%, 4%, and 4%, respectively; and expected lives of two, one, and three years, respectively. The weighted-average fair value of options granted during the year ended December 31, 2005 for which the exercise price equals the market price on the grant date was $.87, and the weighted-average exercise price was $4.35.

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

     Advertising Expense
     -------------------
     The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2005, 2004, and 2003 was $9,000, $12,000, and $21,000,
     respectively.

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

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Policies (Continued)

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

     Concentration of Credit Risk
     ----------------------------
     Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit, quality financial institutions. At times, such cash and cash equivalents may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is limited.

     Major Customers
     ---------------
     During the year ended December 31, 2005, the Company conducted business with five customers whose sales comprised 49%, 13%, 8%, 7% and 4% of total revenues. As of December 31, 2005, three customers accounted for 77%, 13%, and 8% of total accounts receivable.

     In addition, one of the Company's stockholders accounted for 13%, 10%, and 1% of total revenues during the years ended December 31, 2005, 2004, and 2003, respectively. This stockholder holds less than 5% of the total issued and outstanding common stock as of December 31, 2005. Demand deposits are placed with known, creditable financial institutions.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Policies (Continued)

     Recently Issued Pronouncements
     ------------------------------
     In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage,

     Recently Issued Pronouncements (Continued)
     ------------------------------------------
     double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact, if any, on the Company's financial position or results of operations.

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

     In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. In April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after December 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Such implementation is prospective and is expected to have a material effect on the financial statements.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 2- Summary of Significant Accounting Policies (Continued)

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

     Recently Issued Pronouncements (Continued)
     ------------------------------------------
     The interpretation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The adoption of this interpretation did not have any impact on our financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 starting January 1, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and resolves issues addressed in SFAS 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a remeasurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity's fiscal year. The provisions of SFAS 155 are not expected to have an impact on the financial statements at adoption.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 3- Property and Equipment

     Property and equipment at December 31, 2005 and 2004 consisted of the following:

                                                    2005          2004
                                                    ----          ----
Computers                                        $  296,000   $  229,000
Machinery and equipment                             975,000      709,000
Furniture and office equipment                      242,000      192,000
Demonstration vehicles and buses                    324,000      461,000
Equipment under capital lease obligations            94,000       94,000
Leasehold improvements                               70,000       68,000
                                                 ----------   ----------
                                                  2,001,000    1,753,000
Less accumulated depreciation and amortization    1,425,000    1,366,000
                                                 ----------   ----------
    Total                                        $  576,000   $  387,000
                                                 ==========   ==========


     Depreciation and amortization expense was $304,000, $376,000, and $351,000 for the years ended December 31, 2005, 2004, and 2003, respectively.


NOTE 4 - Equity Method Investment

     During the year ended December 31, 2004, the Company invested $1,000,000 of the proceeds received from a sale of common stock to HHI into a joint venture formed with HHI in 2003 (see Note 1). The Company's share of income and losses is 40% as stated in the agreement. During the year ended December 31, 2005, the Company recorded $118,000 as its proportionate share of losses in the joint venture.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

     The following is the condensed financial position and results of operations of ITC, as of and for the year ended December 31, 2005:


         Financial position
             Current assets                              $4,105,000
             Property and equipment, net                     22,000
             Liabilities                                     (5,000)
                                                         ----------
                  Equity                                 $4,122,000
                                                         ==========

         Operations
             Net revenues                                $  126,000
             Expenses                                    $  423,000
                                                         ----------
                  Net loss                               $ (297,000)
                                                         ==========
         Company's proportionate share of net loss       $ (118,000)
                                                         ==========

NOTE 5- Other Assets

     During the year ended December 31, 2002,  the Company  incurred legal costs
     of  $112,000   associated  with  two  patents.   These  patents  have  been
     capitalized and are being amortized over their estimated useful lives.

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

     The following table illustrates the types and carrying values of the Company's other assets:


                                                       2005             2004
                                                       ----             ----

         Patents                                    $  93,000        $  92,000
         Valuation Participation Agreement            577,000          577,000
                                                    ---------        ---------

                                                      670,000          669,000
         Less accumulated amortization                481,000          373,000
                                                    ---------        ---------

             Total                                  $ 190,000        $ 296,000
                                                    =========        =========

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 6- Line of Credit

     The Company had available $250,000 revolving line of credit from a bank with interest payable monthly at 3.25%. The line of credit was secured by a $250,000 Certificate of Deposit. During 2005 the line of credit was paid in full, including all related interest obligations.

NOTE 7- Deferred Revenues - Tomoe LTA Long-Term Contract

     The Company has entered into a development and production contract with Tomoe Electro-Mechanical Engineering and Manufacturing, Inc. for eight battery-electric locomotives for the Singapore Land Transport Authority for service vehicles for the Singapore Mass Rapid Transit Circle Line system for maintenance, repair, shunting and recovery of passenger trains. The contract commenced in August 2004 and completion of the contract will take approximately 15-18 months and was valued at approximately $3,022,000. The Company is recording revenues for this long-term, fixed price contract on the basis of the percentage-of-completion method. The contract contains several deliverables over its life and therefore the Company will divide these deliverables into separate units of accounting based on relative fair values. Revenue recognition criteria will be assessed separately for each separate unit of accounting. Revenues recorded for this contract were $2,928,000 and $68,000 as of December 31, 2005 and 2004, respectively. There is no deferred revenue relating to this contract as of December 31, 2005.

NOTE 8- Notes Payable

     In December 2005, the Company was informed by the Credit Managers Association of California that $1,011,000 of principal and $447,000 accrued interest under the secured note payable had been disclaimed and extinguished by the beneficiaries of such principal amount. The Company has recognized a gain on the extinguishment of the principal and associated accrued interest of $1,458,000 in relation to this extinguishment. The Company evaluated this transaction under the guidance set forth in SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and noted that the extinguishment of these liabilities was consistent with the guidance.

     In October 2005, the Company agreed to a settlement on an unsecured 10% note payable. In exchange for immediate payment of the full principal balance of $120,000, the beneficiary of the note agreed to forgive the entire accrued interest balance of $111,000. The Company has recognized a

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 8- Notes Payable (Continued)

     gain on the extinguishment of the associated accrued interest. The Company evaluated this transaction under the guidance set forth in SFAS 140
     "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" and noted that the extinguishment of these liabilities was consistent with the guidance.

     Notes payable at December 31, consisted of the following:

                                                                 2005            2004
                                                                 ----            ----
       Secured note payable to Credit Managers
          Association of California, bearing interest
          at prime plus 3% in 2005 and through
          maturity.  Principal and unpaid interest
          due in April 2016.  A sinking fund escrow is
          required to be funded with 10% of future
          equity financing, as defined in the agreement.      $2,321,000       $3,332,000

       Unsecured note payable, bearing interest at 10%
          per annum.                                                  --          120,000

       Secured note payable to a Coca Cola Enterprises
          in the original amount of $40,000, bearing
          interest at 5% per annum.  Principal and
          unpaid interest due now.                                40,000           40,000

       Secured note payable to a financial institution
          in the original amount of $33,000, bearing
          interest at 8% per annum, payable in
          36 equal monthly installments.                           2,000           15,000
                                                              ----------       ----------
                                                               2,363,000        3,507,000
       Less current portion                                       42,000          166,000
                                                              ----------       ----------
                Long-term portion                             $2,321,000       $3,341,000
                                                              ==========       ==========

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

     Future minimum principal payments of notes payable at December 31, 2005 consisted of the following:


                     Year Ending
                    December 31,
                    ------------
                        2006                             $   42,000
                        2007                                     --
                        2008                                     --
                        2009                                     --
                        2010                                     --
                        Thereafter                        2,321,000
                                                         ----------
                           Total                         $2,363,000
                                                         ==========

NOTE 9- Commitments and Contingencies

     Leases
     ------
     The Company leases its facilities under an operating lease agreement, which requires monthly payments of $13,700 and expires in February 2008. In addition, the Company rents manufacturing and office equipment under various capital lease agreements.

     Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2005 were as follows:

                   Year Ending                              Operating
                  December 31,                               Leases
                  ------------                               ------
                      2006                                  $166,000
                      2007                                   168,000
                      2008                                    28,000
                                                            --------
                                                            $362,000
                                                            ========

     Rent expense was $259,000, $140,000, and $150,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 10 - Stockholders' Equity

     Common Stock
     ------------
     During the year ended December 31, 2005, the Company issued 5,473,000 shares of common stock for cash proceeds totaling $20,523,000. Total offering costs related to the issuance were $2,162,000. Of the total shares issued, 5,350,000 were sold through a placement agent to certain eligible investors outside the United States. 123,000 shares were issued through a private placement offering. In addition, the Company issued 81,000 shares of common stock to directors as compensation totaling $402,000.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Equity (Continued)

     During 2005, the Company effected a reverse stock split into a fraction thereof of 1/45th of a share of our outstanding common stock. In lieu of any fractional shares to which a holder of common stock would otherwise be entitled, we paid cash equal to (a) the average of the high-bid and low-asked per share prices of the common stock as reported on the NASDAQ electronic "Bulletin Board" on the effective date multiplied by (b) the number of shares of common stock held by such holder that would otherwise have been exchanged for such fractional share interest. As such, the number of issued and outstanding shares of common stock as of December 31, 2005 reflects the effects of the reverse-split. The number of shares of common stock authorized remains at 750,000,000. These are reflected in the financial statements as of December 31, 2005.

     Common Stock Subscribed
     -----------------------
     At December 31, 2005, the Company was committed to issue 8,000 shares of common stock totaling $30,000 as compensation to its directors.

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

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Equity (Continued)

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

     Stock Options and Warrants
     --------------------------
     During 2004, the stockholders of the Company approved an increase of 20,000,000 shares for the 1996 Stock Option Plan (the "Plan") for incentive and non-statutory stock options during the period of the Plan, which expires in 2006. The Plan now reserves 65,000,000 shares under the plan. Options under the 1996 Plan expire over a period not to exceed ten years.

     Stock Options and Warrants (Continued)
     --------------------------------------
     During the year ended December 31, 2005, the Company did not issue any shares of common stock from the exercise of options.

     During 2005, the Company adopted an executive compensation plan by granting options to the Company's executives options under our 1996 Stock Option Plan to purchase a total of 244,000 shares of common stock at an exercise price of $4.35 per share. These options will vest based on the Company achieving certain revenue milestones for the years ended December 31, 2005 and 2006. If such milestones are not met, the options with respect to those milestones will terminate. All of the granted options will remain in effect for a period of 10 years or until 90 days after the employment of the optionee terminates. For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. As the measurement date for these option issuances have been deemed the respective vesting dates, the Company evaluated the impact of these stock option issuances using the grant date in the application of APB Opinion No. 25. As of the year ended December 31, 2005, the Company's executives had 122,000 options that have vested.

     During 2005 the Board granted other employees options to purchase a total of 66,000 shares of common stock at an exercise price of $4.35 which will vest in equal installments over 36 months. All of the granted options will remain in effect for a period of 10 years or until the employment of the optionee terminates.

     In Accordance with APB Opinion No. 25, there was no change recorded for these grants as the fair market value of the common stock approximated the per share exercise price of the respective options granted.

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Equity (Continued)

     Stock Options and Warrants (Continued)
     --------------------------------------
     The following summarizes common stock option activity. All prior year amounts have been restated to reflect the reverse stock split, discussed above:

                              1996 Plan                      1993 Plan                            Other
                       ------------------------       ---------------------------       -------------------------
                                      Weighted-                         Weighted-                       Weighted-
                                       Average                          Average                         Average
                                      Exercise                          Exercise                        Exercise
                       Shares           Price         Shares             Price          Shares           Price
                       ------           -----         ------             -----          ------           -----
 Outstanding,
   December
   31, 2002            475,000         $ 4.95         157,000           $  23.40        33,000          $76.50

 Granted               222,000         $ 2.25              --           $     --            --          $   --
 Exercised            (192,000)        $ 2.25              --           $     --            --          $   --
 Forfeited             (35,000)        $ 4.95        (157,000)          $  23.40       (33,000)         $76.50
                       -------                       --------                          -------

 Outstanding,
   December
   31, 2003            470,000         $ 5.40              --           $     --            --          $   --

 Granted                44,000         $ 5.40              --           $     --            --          $   --
 Exercised            (243,000)        $ 4.50              --           $     --            --          $   --
 Forfeited            (107,000)        $ 5.40              --           $     --            --          $   --
                       -------                       --------                          -------
 Outstanding,
   December
   31, 2004            164,000         $ 5.40              --           $     --            --          $   --

 Granted               310,000         $ 4.35              --           $     --            --          $   --
 Exercised                   -         $    -              --           $     --            --          $   --
 Forfeited             (38,000)        $ 7.64              --           $     --            --          $   --
                       -------                       --------                          -------
 Outstanding,
   December
   31, 2005            436,000         $ 4.46              --           $     --            --          $   --
                       =======                       ========                          =======
 Exercisable,
   December
   31, 2005            255,000         $ 5.06              --           $     --            --          $   --
                       =======         ======        ========           ========       =======          ======

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

NOTE 10 - Stockholders' Equity (Continued)

     The weighted-average remaining contractual life of the options outstanding at December 31 2005 was 7 years. The exercise prices of the options outstanding at December 31, 2005 ranged from $4.35 to $8.10. Options exercisable were 255,000, 143,000, and 464,000 at December 31, 2005, 2004
     and 2003.

     Stock Options and Warrants (Continued)
     --------------------------------------
     In 2005, the Company entered into a warrant agreement in conjunction with the stock purchase agreement to issue 123,000, post split, shares of common stock through a private placement offering. The warrant agreement grants the investor the right to purchase 25,000, post split, shares of our common stock at a price of $5.40 per share before June 2, 2006.

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

     The fair value of the warrants granted to Ford were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 102%, risk-free interest rate of 4.76% and an expected life of the warrants of 66 months. Warrants issued and vested under this agreement totaled 2,500,000 at an exercise price of $0.29 per share during the year ended December 31, 2001. No warrants were vested under this program during 2005 and 2004. As of June 30, 2004, Ford is no longer eligible for further vesting of its warrants per the terms of the Value Participation Agreement.

NOTE 11 - Income Taxes

     Significant components of the Company's deferred tax assets and liabilities

                                                             ENOVA SYSTEMS, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                               December 31, 2005
--------------------------------------------------------------------------------

     for federal and state income taxes as of December 31, 2005 and 2004 consisted of the following:

                                                        2005           2004
                                                        ----           ----
     Deferred tax assets
         Federal tax loss carry-forward             $33,135,000    $31,542,000
         State tax loss carry-forward                 1,154,000        893,000
         Basis difference                             1,610,000      1,610,000
         Other, net                                    (648,000)       (96,000)
                                                     ----------     ----------
                                                     35,251,000     33,949,000
     Less valuation allowance                        35,251,000     33,949,000
                                                     ----------     ----------
              Net deferred tax assets               $        --    $        --
                                                    ===========    ===========

     As of December 31 2005, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $97,455,000 and $13,059,000, respectively. The net operating loss carry forwards began expiring in 2003.

NOTE 12 - Related Party Transactions

     During 2005, the Company purchased approximately $2,516,000 in components, materials and services from HHI. The outstanding balance owed to HHI at December 31, 2005 was approximately $1,317,000

NOTE 13- Employee Benefit Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2005, 2004, and 2003 the Company did not make any contributions to the plan.

NOTE 14- Geographic Area Data

     The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

                            2005         2004         2003
                            ----         ----         ----
        United States    $  971,000   $1,465,000   $2,672,000
        Italy               152,000       30,000      213,000
        Korea               758,000      258,000      297,000
        Japan             3,038,000      176,000      146,000
        China               234,000      256,000           --
        Malaysia             91,000           --      184,000
        Ireland                  --      166,000           --
        Canada              120,000           --      738,000
        United Kingdom      720,000      203,000       60,000
                         ----------   ----------   ----------
          Total          $6,084,000   $2,554,000   $4,310,000
                         ==========   ==========   ==========

                                                                                           ENOVA SYSTEMS, INC.
                                                                             SELECTED QUARTERLY FINANCIAL DATA
                                                                                                    (Unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                March 31                       June 30
                                                          2005         2004            2005            2004
                                                          ----         ----            ----            ----
Net revenues                                           $ 692,000    $1,108,000      $1,322,000       $ 718,000

Cost of revenues                                         570,000       658,000       1,024,000         519,000
                                                       ---------     ---------       ---------       ---------
Gross Profit                                             122,000       450,000         298,000         199,000
                                                       ---------     ---------       ---------       ---------
Operating expenses
    Research and development                             217,000       128,000         178,000         181,000
    Selling, general & administrative                    608,000       438,000         550,000         453,000
                                                       ---------     ---------       ---------       ---------
       Total operating expenses                          825,000       566,000         728,000         634,000

Other income and (expense)
    Interest and financing fees, net                     (69,000)       (1,000)        (72,000)        (79,000)
    Equity in losses of equity method investee           (40,000)      (44,000)        (26,000)        (88,000)
    Debt extinguishment                                       --            --              --              --
    Interest extinguishment                                   --            --              --              --
                                                       ---------     ---------       ---------       ---------
       Total other income and (expense)                 (109,000)      (45,000)        (98,000)       (167,000)
                                                       ---------     ---------       ---------       ---------
Net Income / (Loss)                                    $(812,000)    $(161,000)      $(528,000)      $(602,000)
                                                       =========     =========       =========       =========
Basic loss and diluted loss per share                  $   (0.09)    $   (0.02)      $   (0.06)      $   (0.07)
                                                       =========     =========       =========       =========
    Restated for effects of reverse stock split-
       see note 10

Weighted-average number of
    shares outstanding                                 9,238,000     8,325,000       9,263,000       8,519,000
                                                       =========     =========       =========       =========


                                                               September 30                  December 31
                                                          2005            2004           2005           2004
                                                          ----            ----           ----           ----

Net revenues                                           $  857,000     $   406,000     $3,213,000     $   322,000

Cost of revenues                                          729,000         357,000      3,678,000         705,000
                                                       ----------     -----------     ----------     -----------
Gross Profit                                              128,000          49,000       (465,000)       (383,000)
                                                       ----------     -----------     ----------     -----------
Operating expenses
    Research and development                              197,000         198,000        212,000         418,000
    Selling, general & administrative                     765,000         844,000        947,000         590,000
                                                       ----------     -----------     ----------     -----------
       Total operating expenses                           962,000       1,042,000      1,159,000       1,008,000

Other income and (expense)
    Interest and financing fees, net                       59,000         (61,000)        95,000        (114,000)
    Equity in losses of equity method investee             (7,000)        (47,000)       (45,000)        (13,000)
    Debt extinguishment                                        --              --      1,011,000              --
    Interest extinguishment                                    --              --        558,000              --
                                                       ----------     -----------     ----------     -----------
       Total other income and (expense)                    52,000        (108,000)     1,619,000        (127,000)
                                                       ----------     -----------     ----------     -----------
Net Income / (Loss)                                    $ (782,000)    $(1,101,000)    $   (5,000)    $(1,518,000)
                                                       ==========     ===========     ==========     ===========
Basic loss and diluted loss per share                  $    (0.06)    $     (0.13)    $    (0.00)    $     (0.17)
                                                       ==========     ===========     ==========     ===========
    Restated for effects of reverse stock split-
       see note 10

Weighted-average number of
    shares outstanding                                 13,373,000       8,665,000     11,664,000       8,832,000
                                                       ==========       =========     ==========     ===========