Form 10-Q
period 2006-03-31
ENOVA SYSTEMS INC
filed 2006-05-10
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

(_x_)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

(___)

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ________ To _______

Commission File No. 0-25184

ENOVA SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA

95-3056150

(State or other jurisdiction of

(IRS employer identification number)

incorporation or organization)

19850 South Magellan Drive  Torrance, CA 90502

(Address of Principal Executive Offices and Zip Code)

Registrant’s telephone number, including area code (310) 527-2800

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

As of May 10, 2006, there were 14,792,000 shares of Common Stock, no par value, 2,674,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

INDEX

ENOVA SYSTEMS, INC.

     Page No.

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

  3

Balance Sheets:

March 31, 2006 (unaudited) and December 31, 2005

  3

Statements of Operations (unaudited):

Three months ended March 31, 2006 and 2005

  5

Statements of Cash Flows (unaudited):

Three months ended March 31, 2006 and 2005

  6

Notes to Financial Statements (unaudited):

Three months ended March 31, 2006 and 2005

  7

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosure about Market Risk

22

Item 4.

Control and Procedures

23

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 1.A

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.

Defaults upon Senior Securities

30

Item 4.

Submission of Matters to a Vote of Security Holders

30

Item 5.

Other Information

30

Item 6.

Exhibits

30

SIGNATURE

31

CERTIFICATIONS

32

Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q are the property of their respective holders.

ENOVA SYSTEMS, INC.
BALANCE SHEETS

ASSETS

	As of	As of
	March 31, 2006	December 31, 2005
	(unaudited)

Current assets
Cash and cash equivalents	$ 4,826,000	$ 16,187,000
Short term investments	10,000,000	--
Accounts receivable, net	774,000	2,173,000
Inventories and supplies, net	1,014,000	1,016,000
Prepaid expenses and other current assets	274,000	182,000

Total current assets	16,888,000	19,558,000

Property and equipment, net	597,000	576,000
Equity method investment	1,623,000	1,649,000
Other assets	163,000	190,000
Total assets	$ 19,271,000	$ 21,973,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 160,000	$ 1,396,000
Accrued payroll and related expense	207,000	195,000
Other accrued expenses	199,000	302,000
Current portion of notes payable	40,000	42,000

Total current liabilities	606,000	1,935,000

Accrued interest payable	634,000	1,113,000
Notes payable, net of current portion	1,238,000	2,321,000

Total liabilities	$ 2,478,000	$ 5,369,000

Commitments and contingencies
Stockholders' equity (deficit)
Series A convertible preferred stock - no par value
30,000,000 shares authorized
2,674,000 and 2,674,000 shares issued and outstanding
Liquidating preference at $0.60 per share, aggregating
$1,604,000	$ 1,679,000	$ 1,679,000
Series B convertible preferred stock - no par value
5,000,000 shares authorized

1,217,000 and 1,217,000 shares issued and outstanding
Liquidating preference at $2 per share, aggregating $2,434,000	2,434,000	2,434,000
Common Stock, no par value
750,000,000 shares authorized
14,783,000 shares issued and outstanding	109,323,000	109,323,000
Common stock subscribed	60,000	30,000
Stock notes receivable	(1,176,000)	(1,176,000)
Additional paid-in capital	6,914,000	6,900,000
Accumulated deficit	(102,441,000)	(102,586,000)
Total stockholders' equity	16,793,000	16,604,000
Total liabilities and stockholders' equity	$ 19,271,000	$ 21,973,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

	2006	2005

Net revenues
Research and development contracts	$ 45,000	$ 200,000
Production	264,000	492,000
Total net revenues	309,000	692,000

Cost of revenues
Research and development contracts	170,000	119,000
Production	290,000	451,000
Total cost of revenues	460,000	570,000
Gross profit (loss)	(151,000)	122,000

Operating expenses
Research and development	325,000	217,000
Selling, general and administrative	924,000	608,000
Loss from operations	(1,400,000)	(703,000)

Other income (expense)
Interest and other income (expense), net	179,000	(69,000)
Equity in losses of equity method investee	(26,000)	(40,000)
Debt extinguishment	920,000	-
Interest extinguishment	472,000	-
Total other income (expense)	1,545,000	(109,000)

Net income (loss)	$ 145,000	$ (812,000)

Basic earnings (loss) per share	$ 0.01	$ (0.09)

Diluted earnings (loss) per share	$ 0.01	$ (0.09)

Basic weighted-average number of
shares outstanding	14,783,000	9,238,000

Diluted weighted-average number of
shares outstanding	15,141,000	9,238,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

	2006	2005
Cash flows from operating activities
Net income / (loss)	$ 145,000	$ (812,000)
Adjustments to reconcile net income/(loss)
to net cash used in operating activities
Debt extinguishment	(920,000)	-
Interest extinguishment	(472,000)	-
Bad Debt Expense	-	23,000
Depreciation and amortization	90,000	72,000
Equity in losses of equity method investee	26,000	40,000
Issuance of subscribed common stock for services	30,000	28,000
Stock based compensation expense	14,000
(Increase) decrease in
Accounts receivable	1,399,000	(170,000)
Inventory and supplies	2,000	(135,000)
Prepaid expenses and other current assets	(92,000)	(60,000)
Increase (decrease) in
Accounts payable	(1,236,000)	226,000
Accrued expenses	(91,000)	61,000
Deferred revenues	-	(118,000)
Accrued interest payable	(7,000)	73,000
Net cash used in operating activities	(1,112,000)	(772,000)

Cash flows from investing activities
Purchase of short term investments	$ (10,000,000)	$ -
Purchases of property and equipment	(84,000)	(46,000)
Net cash used in investing activities	(10,084,000)	(46,000)

Cash flows from financing activities
Net payments on line of credit	$ -	$ (1,000)
Payment on notes payable and
capital lease obligations	-	(6,000)
Payment to extinguish debt	(165,000)	-
Net cash provided by (used in) financing activities	(165,000)	(7,000)

Net increase (decrease) in cash and	(11,361,000)	(825,000)
cash equivalents

Cash and cash equivalents,
beginning of period	16,187,000	1,575,000

Cash and cash equivalents,
end of period	$ 4,826,000	$ 750,000

Supplemental disclosure of cash
flow information

Interest paid	$ -	$ 3,000

Income taxes paid	$ -	$ -

Supplemental schedule of non- cash
investing and financing activities

Conversion of preferred stock
to common stock	$ -	$ 14,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2006 and the interim results of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 have been included.  The balance sheet at December 31, 2005, presented herein, has been prepared from the audited financial statements of our company for the year then ended.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  The March 31, 2006 and December 31, 2005 inventories are reported at the lower of cost or market value.  Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business.  The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.

Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2005.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements.  The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2005, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.

Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and preferred stock conversions.

The results of operations for the three months ended March 31, 2006 presented herein are not necessarily indicative of the results to be expected for the full year.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

The Company uses the Black-Scholes option-pricing model for estimating the fair value of options granted. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates, trended into future years. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Stock Option Program Description

As of March 31, 2006, the Company had one stock incentive plan: the 1996 Stock Incentive Plan (the “1996 Plan”).

Stock option grants are designed to reward employees and executives for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of stock option grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan is limited to 65 million shares. Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date.

Options issued to executives  will vest  based on the  Company  achieving  certain revenue  milestones for the years ended  December 31, 2005 and 2006. If such milestones are not met, the options with respect to those milestones will terminate.  Options issued to employees will vest in equal installments over 36 months. All of the granted options will remain in effect for a period of 10 years or until 90 days after the employment of the optionee terminates.

Diluted shares outstanding include the dilutive effect of in-the-money options. As of March 31, 2006, and on December 31, 2005, the Company did not have any in-the-money options, and therefore, there was no dilutive effect relating to stock options outstanding on the 1996 plan.

Current quarter ended March 31, 2006

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $14,000 for the three months ended March 31, 2006, and was recorded in the financial statements as a component of selling, general and administrative expense.

Share-based compensation expense reduced the Company’s results of operations as follows:

Income from continuing operations before income taxes

 $14,000

Income from continuing operations after income taxes

 $14,000

Cash flows from operations

 $14,000

Cash flows from financing activities

 $         -

Basic and Diluted EPS

 $         -

During the quarter ended March 31, 2006, the Company granted options to two executives under its 1996 Plan to purchase a total of 46,000 shares of common stock at an exercise price of between $3.95 and $5.25 per share.  These  options  will vest  based on the  Company  achieving  certain revenue  milestones  for the year ended  December  31,  2006. If such milestones are not met, the options with respect to those milestones will terminate.  All of the granted options will remain in effect for a period of 10 years or until 90 days after the employment of the optionee terminates. The Company has not recognized compensation expense related to the granting of performance based options to certain executives in 2006, as the measure for the vesting of these options has been deemed as unlikely by management.

As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized is $137,000. The weighted average period over which the future compensation cost is expected to be recognized is 30 months. The aggregate intrinsic value of total awards outstanding, is zero.

General Option Information

A summary of option activity follows:

	1996 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding,
December
31, 2004	164,000	$5.40

Granted	310,000	$4.35
Exercised	-	-

Forfeited	(38,000)	$7.64

Outstanding
December
31, 2005	436,000	$4.46

Granted	46,000	$4.6
Exercised	-	-
Forfeited	(148,000)	$4.85

Outstanding
March
31, 2006	334,000	$4.31

Exercisable,
March
31, 2006	166,000	$5.00

The weighted-average remaining contractual life of the options outstanding at March 31 2006 was 6.7 years. The exercise prices of the options outstanding at March 31, 2006 ranged from $4.35 to $8.10. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 7 years. The exercise prices of the options outstanding at December 31, 2005 also ranged from $4.35 to $8.10. Options exercisable were 166,000 and 255,000, at March 31, 2006 and December 31, 2005, respectively.

Valuation and Expense Information under SFAS 123(R)

There was no stock-based compensation expense recognized for the three months ended December 31, 2005. Had the Company recognized compensation expense under the provisions of SFAS 123(R) for the three months ended December 31, 2005, the Company would have recognized $222,000 in compensation expense.  Of the total compensation expense related to the three months ended December 31, 2005, $208,000 would have been attributable to the vesting of performance based options granted to executives, and $14,000 would have been attributable to employee options.

Revenue Recognition

From time to time, the Company enters into arrangements with its customers where there are multiple deliverables.  In accordance with Emerging Issues Task Force Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, when a company enters into these types of arrangements, the contract is divided into separate units of accounting based on relative fair values, and revenue recognition criteria are assessed separately for each separate unit of accounting. These elements will include product sales, service elements, and fixed-price development elements.

Revenues from Component Sales

Revenues from sales of components are recognized when shipped and title passes to the customer.

Service Revenue

Services revenues are billed and recognized in the period the services are rendered and earned and the collection of the related receivable is probable.

Method of Accounting for Long-Term Contracts

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 81-1, “Accounting for Performance of Certain Construction-Type and Certain Product Type Contracts,” the Company records its revenues on long-term, fixed price contracts on the basis of the percentage-of-completion method applied to individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy and collection of the related receivable is probable.

That portion of the total contract price is accrued which is allocable, on the basis of the Company’s estimates of the percentage-of-completion, to contract expenditures and work performed. Operating expenses, including indirect costs and administrative expenses, are charged to income as incurred and are not allocated to contract costs.

As these long-term contracts are performed, revisions in cost and profit estimates during the course of the work are recognized in the accounting period in which the facts which require the revision become known.

At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short- and long-term contracts is accrued.

Recently Issued Pronouncement

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact on the financial statements at adoption.

On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.  The Company believes that the provisions of SFAS 156 will not have a material effect on the financial statements.

NOTE 2 - Notes Payable, Long-Term Debt and Other Financing

Notes payable and long-term debt is comprised of the following:

	March 31, 2006	December 31, 2005
	(unaudited)

Secured note payable to Credit Managers Association of
California, bearing interest at prime plus 3% per annum in
2005 and through maturity. Principal and unpaid interest
due in April 2016. A sinking fund escrow is required to be
funded with 10% of future equity financing, as defined in
the agreement.	1,238,000	2,321,000

Secured note payable to Coca Cola Enterprises in the
original amount of $40,000, bearing interest at 5% per
annum. Principal and unpaid interest due now.	40,000	40,000

Secured note payable to a financial institution in the original
amount of $33,000, bearing interest at 8% per annum,	--	2,000
payable in 36 equal monthly installments.	1,278,000	2,363,000

Less current maturities	40,000	42,000

Long-term portion	$1,238,000	$2,321,000

During the quarter ended March, 31, 2006, the Company settled $1,083,000 of principal and $472,000 accrued interest under the secured note payable to the Credit Managers Association of California (CMAC). In consideration for the settlement, the Company paid the beneficiaries $165,000.  The Company evaluated this transaction under the guidance set forth in SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and noted that the extinguishment of these liabilities was consistent with the guidance.

NOTE 3 – Shareholders’ Equity

During the three months ended March 31, 2006, the Company recorded 5,875 shares of restricted common stock as common stock subscribed, valued at $30,000, to the Board of Directors at an average price of $5.11 per share for board meetings and committee meetings during the first quarter of 2006.

During the three months ended March 31, 2006, there were no shares of restricted common stock issued to the Board of Directors from common stock subscribed.

Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in stock valued on the date of the meeting at the average of the closing ask and bid prices.  The flat rate is not dependent on the amount or type of services performed by the Directors.

Prior to September, 2005, for each meeting attended in person, each outside director received $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director received $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member received $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices.  In September, 2005, the compensation structure for Directors was changed. Effective in the fourth quarter of 2005 and the first quarter of 2006, Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in stock valued on the last business day of the quarter at the average of the closing ask and bid prices.  The flat rate is not dependent on the amount or type of services performed by the Directors. Compensation for the chairman of the audit committee is $2,500 per quarter.  The two audit committee members each receive $1,250 per quarter, effective March 31, 2006.

All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

 NOTE 4 – Related Party Transactions

During the three months ended March 31, 2006, the Company purchased approximately $54,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a related party. The outstanding payable balance owed to HHI on March 31, 2006 was approximately $54,000.

 NOTE 5 - Material Commitments

John Dexter

On February 6, 2006, Enova Systems, Inc. (the "Company") hired John Dexter to be the Company's Director of Planning and Operations. In connection with Mr. Dexter's employment, the Company entered into a letter agreement with Mr. Dexter (the "Agreement") pursuant to which Mr. Dexter received a $7,500 signing bonus and will be paid an annual salary of $177,500.

In addition,  provided the Company's goals and objectives are met and Mr. Dexter is employed by the Company as of December 31, 2006, Mr. Dexter will be eligible for performance cash bonuses as follows: (a) if the Company's gross sales reach $13.5 million in fiscal year 2006, Mr. Dexter will receive  $10,000, (b) if the Company's  gross sales reach $14.5 million in fiscal year 2006,  Mr. Dexter will receive  $20,000 and (c) if the Company's gross sales reach $15.5 million in 2006, Mr. Dexter will receive $30,000.

Pursuant to the Agreement, Mr. Dexter received options to purchase 23,000 shares of the Company's common stock (the "Options") at an exercise price of $3.95 per share. The stock options will vest as follows: (a) if the Company's gross sales for the year  ending December  31,  2006 are equal to, or in excess of, $12.5 million but less than $15 million, then 10,000 of the shares underlying the Options will vest as of January 15, 2007 so long as Mr. Dexter is still employed by the Company on such date, and the remaining 13,000 shares underlying  the Options will not vest and the Options to purchase such shares will terminate immediately; and (b) if the Company's gross sales for the year ending December 31, 2006, are equal to, or greater than, $15 million, then all 23,000 shares underlying the Options will vest as of January 15, 2007 so long as Mr.  Dexter remains employed by the Company on such date. In the event the Company's gross sales for the year ending  December 31, 2006 are less than $12.5 million, then all 23,000 of the shares underlying the Options will not vest and the Options will terminate immediately.

In addition, on the sixth month anniversary of Mr. Dexter's employment, the Company will issue 2,532 shares of the Company's common stock in partial consideration of Mr. Dexter's first six months of employment services to the Company. The shares will be restricted and may not be transferred by Mr. Dexter unless the shares are registered under the Securities Act of 1933, as amended (the "Act"), or are transferred pursuant to an exemption from the Act.

The Agreement also provides for certain health benefits, enrollment in the Company's 401(k) plan, six months of rental housing with a rental rate up to $2,500 per month, and certain relocation expenses. Mr. Dexter's employment is at-will and may be terminated by either Mr. Dexter or the Company for any reason and at any time.

Corinne Bertrand

Pursuant to a letter agreement  entered  into on March 13, 2006 (the  "CFO Agreement"), effective April 3, 2006, Corinne Trott Bertrand was appointed as the Chief Financial Officer of Enova Systems, Inc. (the "Company"). Pursuant to the CFO Agreement, Ms. Bertrand is entitled to an annual salary of $170,000 and a signing bonus of $5,000.  In addition, Ms. Bertrand will be eligible for performance based cash bonuses of up to $30,000 in 2006. Ms. Bertrand has also received unvested options to purchase 23,000 shares of the Company's common stock at an exercise price of $5.25 per share.  Subject to the achievement of certain performance-based revenue targets for the year ending December 31, 2006, either all or a portion of these stock options will vest as of January 15, 2007, so long as Ms. Bertrand remains employed by the Company on such date, with the remaining unvested options, if any, to be ineligible for vesting in the future and the grant of such unvested options to terminate immediately. The CFO Agreement also provides for certain health benefits, a standard life insurance policy and enrollment in the Company's 401(k) plan. Ms. Bertrand's employment is at-will and may be terminated by either Ms. Bertrand, or the Company for any reason and at any time.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING STATEMENTS OF EXPECTED FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1.A of Part II under the title “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

SIGNIFICANT ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

Cash consists of currency held at reputable financial institutions.

Short term investments. We seek to maximize interest return on our cash reserves. Therefore, we purchased two certificates of deposit in the first quarter of 2006, of equal value, and both from a reputable financial establishment. The first certificate was purchased at the end of January, has a term of 6 months, and earns an annual percentage rate of 5%. The second certificate was purchased at the beginning of February, has a one year term, and earns an interest rate of 5.25%.

Inventories are priced at the lower of cost or market utilizing first-in, first-out (FIFO) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

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

Stock Based Compensation- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The assessment of the ultimate realization of accounts receivable including the current credit-worthiness of each customer is subject to a considerable degree to the judgment of our management.   If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Contract Services Revenue and Cost Recognition.  The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin ("SAB") No. 101 and 104, "Revenue Recognition," and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.  Under FAS Concepts No. 5, revenues are not recognized until earned.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and resolves issues addressed in SFAS 133 “Implementation Issue No. D1”, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.” The Company is required to apply SFAS 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning January 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The provisions of SFAS 155 are not expected to have an impact on the financial statements at adoption.

On March 17, 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"("SFAS 156"). SFAS 156 amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights.  The Company believes that the provisions of SFAS 156 will not have a material effect on the financial statements.

GENERAL

We believe we are a leader in the development and production of proprietary, commercial digital power management systems for transportation vehicles and stationary power generation systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system.

Our HybridPower hybrid electric drive system provides all the functionality of an internal combustion engine powered vehicle. The HybridPower system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system may include a gear reduction/differential unit which ensures the desired propulsion and performance. The system is designed to be installed as a "drop in," fully integrated turnkey fashion. Regardless of power source (battery, fuel cell, diesel generator or turbine) the HybridPower electric motor is designed to meet the customer's drive cycle requirements.

Our light-duty drive systems include:

• 30kW, 60kW, 90kW all-electric drives

• 90kW series-hybrid drive

• any combination of these systems based on customer requirements.

Our heavy-duty electric drive systems include:

• 120kW all-electric drive

• 120/60kW peak series hybrid system

• 240/60kW peak series hybrid system

• 90kW peak mild, pre-transmission parallel hybrid system

• 100kW peak post-transmission parallel hybrid systems

• 100kW peak pre-transmission parallel hybrid system.

Our drive systems, in conjunction with, internal combustion engines, microturbines, fuel cells, flywheels, and generators sets provide state of the art hybrid-electric propulsion systems. Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (ICE), whether piston or turbine. With a hybrid system, a small piston or turbine engine – fueled by gasoline or diesel, CNG, methane, etc., in a tank – supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.

During the quarter ended March 31, 2006, we continued to develop and/or produce electric and hybrid electric drive systems and components for such customers as First Auto Works of China, Ford Motor Company (Ford), Hyundai Motor Car, US Military, International Truck and Engine, IC Corp., Wrightbus, Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. We also continue to advance its technologies and products for greater market penetration for 2006, and beyond.  In addition, we continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.

In January of 2006, we delivered what we understand to be the Nation’s 1st functional Hybrid Drive school bus to International Truck and Engine Corporation (International).  This is in addition to the Post Transmission 120kW Hybrid Drive series truck that was delivered to International in November 2005. Both the truck and bus are currently being evaluated at International’s Fort Wayne Technical Center. International and IC Corporation claims to be a leading manufacturer of medium duty trucks and school buses, with approximately 40% of the medium duty truck build and approximately 60% of the school bus build in North America.

Wrightbus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications.  Six of our systems provided to Wrightbus, have been integrated into six Hybrid Buses, which were introduced into London’s public bus fleet in early February 2006.

On February 2, 2006, John Dexter joined us as Director of Planning and Operations. Mr. Dexter’s responsibilities relate to our operational activities as well as our resource and planning for future growth. Mr. Dexter has more than 36 years of professional experience in Project Management and Systems Engineering, with a focus on the development and delivery of complex, innovative transportation projects and knowledge in the development of processes and systems throughout all phases of project design, manufacturing and delivery.

On February 9, 2006,we confirmed that our components are currently being used in thirty (30) Ford Focus Hydrogen Fuel Cell Vehicles being evaluated in three (3) countries.

On February 28, 2006, we announced that we were working with and evaluating Hybrid Drive Systems for International Truck and Engine Corporation (International). We confirmed we have delivered a Post Transmission 120 kW Hybrid Drive 4200 series Truck to International in November 2005. The delivery of the truck is in addition to a Hybrid Drive School Bus that was delivered to IC Corp in January 2006.

On April 3, 2006, Corinne Trott Bertrand, CPA joined us as Chief Financial Officer.  Ms. Bertrand’s responsibilities include directing the  Company's accounting practices, overseeing the Company’s treasury, accounting, budget, tax, and audit activities and the Company’s financial reporting function and the implementation of internal controls.  She has over twenty four (24) years of experience in the financial sector, both in the public accounting field, and in private industry.

We also anticipate continuing our work with Tsinghua University of China, and their fuel cell bus development program. We believe that China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World’s Expo in Shanghai and that it is seeking up to 1,000 full-size hybrid-electric buses to support these global events. MTrans of Malaysia has integrated two of our standard HybridPower 120kW drive system into a hybrid 10-meter bus with a Capstone microturbine as its power source. This drive system is currently on demonstration in Hong Kong, PRC. Also, Hyundai Motor Company continues to evaluate our convertors in their fuel cell hybrid electric vehicles and we currently expect to deliver an additional 16 units in 2006.

Research and Development Programs

We continue to pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications.

In 2006, we continued the integration of a fuel cell powered step-van similar to the Hydrogenics program for HCATT and the U.S. Air Force. We intend to establish new development programs with the Hawaii Center for Advanced Transportation Technologies in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

Our development contract with EDO Corporation of New York for the design and fabrication of a high voltage DC-DC power conversion system utilizing a Capstone microturbine as the primary power source for the U.S. Navy unmanned minesweeper project also continues to progress during 2006.  The electronics package will include our advanced power components including a new, enhanced 50V, 700A DC-DC power converter, our Battery Care Unit and Hybrid Control Unit which will power the minesweeper’s electromagnetic detection system.  Our power management and conversion system will be used to provide on-board power to other accessories on the platform.

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

During the quarter ended March 31, 2006, our operations required $1,112,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable decreased by $1,399,000 from $2,173,000, or approximately 64% from the balance at December 31, 2005 (net of write-offs). The decrease was due to collections made on outstanding receivables from Tomoe Manufacturing.

Inventory balances stayed relatively consistent at about $1,014,000 when comparing the quarters ended March 31, 2006 and December 31, 2005. During the fourth quarter of 2005, the Company completed several large development contracts, including the Tomoe project. Conversely, in the first quarter of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, inventory did not experience turnover when comparing quarter on quarter.

Prepaid expenses and other current assets increased by net $92,000 at March 31, 2006 from the December 31, 2005 balance of $182,000, or 51%. The increase is  attributable to interest receivable on two certificate of deposits, purchased early in the first quarter, as discussed in the “Significant Accounting Policies” area above.

Fixed assets increased by $21,000, net of depreciation and writeoffs, for the quarter ended March 31, 2006 from the prior year balance of $576,000. In the first quarter of 2006, the Company purchased $84,000 in new property and equipment. The Company recognized $63,000 worth of depreciation expense for the quarter.

Equity method investments decreased by $26,000  in the first quarter of 2006 from $1,649,000 at December 31, 2005, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended March 31, 2006, the ITC generated a net loss of approximately $65,000 resulting in a charge to us of $26,000 utilizing the equity method of accounting for our interest in the ITC.

Other assets decreased by $27,000 during the three months ended March 31, 2006 from $190,000 at December 31, 2005 as we continued to amortize the asset relating to the Ford Value Participation Agreement and our other intellectual property assets. Intellectual property assets, including patents and trademarks remained unchanged at $577,000 at March 31, 2006.

Accounts payable decreased in the first quarter of 2006 by $1,236,000 to $160,000 from $1,396,000 at December 31, 2005. During the fourth quarter of 2005, the Company completed several large development contracts, including the Tomoe project.  Conversely, in the first quarter of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, the Company did not incur significant trade payables resulting from inventory purchases. Meanwhile, we continued to pay our trade payables in the due course.

Other accrued expenses decreased by $103,000  for the three months ended March 31, 2006 from the balance of $302,0000 at December 31, 2005, primarily due to the payment of certain un-invoiced inventory receipts, which had been accrued for at December 31, 2005.  There were no such un-invoiced receipts as of March 31, 2006.

Accrued interest decreased by $479,000 for the quarter ended March 31, 2006, a decrease of 43% from the balance of $1,113,000 at December 31, 2005. The decrease was due to the settlement of certain components of interest payable the Note due the Credit Managers Association of California.

RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2006 were $309,000 as compared to $692,000 for the corresponding period in 2005.  Net production sales for the quarter ended March 31, 2006 decreased to $264,000 from $492,000 in the same period in 2005.  Research and development revenues decreased to $45,000 in the first quarter of 2006 from $200,000 during the same period in 2005.  In the first quarter of 2006, our revenues derived mostly from production type contracts with Hyundai Motor Corporation and the State of Hawaii.  Additionally, we recognized additional revenues from our project with Wrightbus and Tomoe.

Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products.  Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the quarter ended March 31, 2006 decreased $110,000, or 19%, from $570,000 for the same period in 2005. This decrease is primarily attributable to the decrease in sales for the quarter, although we are also experiencing a reduction in integration support costs.  We anticipate there may be an increase in cost of sales for products due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturers.

Internal research, development and engineering expenses increased in the three months ended March 31, 2006 to $325,000 as compared with $217,000 in the same period in 2005. We continue to develop several new products such as our post transmission parallel hybrid drive system and enhancements to our diesel generator set which account for a majority of the increase. We continue to allocate increased resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.

Selling, general and administrative expenses increased by $316,000 to $924,000 for the three months ended March 31, 2006 from the previous year’s comparable period. The increase is attributable to additional marketing, engineering and technical staff employed in the first quarter as well as increased expense due to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002.  Management continues to implement cost reduction strategies in 2006 in its efforts to achieve profitability, although management cannot assure that profitability will be achieved.

Interest income/expense decreased by $248,000 for the first quarter of 2006, down from the same period in 2005, and now shown net as interest income. The increase is illustrated as the net effect of interest income earned on cash and certificates of deposit, and regular interest expense recognized on the remaining debt outstanding.

We earned net income of $145,000 in the first quarter of 2006 compared to a loss of $812,000 in the first quarter of 2005. The increase was attributable primarily to the settlement of a portion of the debt outstanding to CMAC, resulting in a gain on settlement of $1,392,000.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s President and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the quarter ended March 31, 2006.  For the quarter ended March 31, 2006, management has concluded that the Company’s disclosure controls are not effective.  Management has begun the process of formal remediation and hopes to soon conclude that the Company’s disclosure controls are effective.

Changes in internal controls over financial reporting.

We previously reported in Item 9A- "Controls and Procedures" in our annual report on Form 10-K for the year ended December 31, 2005 and in “Risk Factors” included in this quarterly report on Form 10-Q a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es).

In addition, the Company reported that we did not have adequate segregation of duties in relation to the accounting function.  Management has since established, by policy and action, a more rigorous separation of critical duties in the accounting and finance areas. The Company has hired a full time Chief Financial Officer and Controller and is considering additional personnel additions and reassignments to achieve an effective segregation of duties.

Based on the forgoing, our management does not believe that these control weaknesses have contributed to a material financial statement error. Finally, the Company believes that active remediation of these material weaknesses are well in process.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

We may from time to time become a party to various legal proceedings arising in the ordinary course of business.  As of May 10, 2006, the Company was not involved in any material legal proceedings.

Item 1A.

Risk Factors

This quarterly report on Form 10-Q contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management’s expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. In those cases, the trading of our common stock could decline and you may lose all or a part of your investment.

We may not have net operating losses in the future against which to offset our future profits, if any.

We have experienced recurring losses from operations and had an accumulated deficit of $102,441,000 at March 31, 2006. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits, if any, for income tax purposes.

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

Our current products are designed for use with, and are dependent upon, existing technology. As technologies change, and subject to our limited available resources, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. We cannot assure you, however, that we will be able to avoid technological obsolescence, that the market for our products will not ultimately be dominated by technologies other than ours, or that we will be able to adapt to changes in or create "leading–edge" technology. In addition, further proprietary technological development by others could prohibit us from using our own technology.

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

Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions (“zero emission vehicles”) or reduced tailpipe emissions (“low emission vehicles”). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (CARB) is continuing to modify its regulations regarding its mandatory limits for zero emission and low emission vehicles. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates.

There are substantial risks involved in the development of unproven products.

In order to remain competitive, we must adapt existing products as well as develop new products and technologies. In fiscal years 2005, 2004 and 2003, we spent collectively in excess of $2.5 million on research and development of new products and technology. We continue to incur costs related to such research and development. Despite our best efforts a new product or technology may prove to be unworkable, not cost effective, or otherwise unmarketable. We cannot assure you that any new product or technology we may develop will be successful or that an adequate market for such product or technology will ever develop.

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

Our success is largely dependent on the performance of our key management and technical personnel, including Edwin Riddell, our Chief Executive Officer, Corinne Bertrand, our Chief Financial Officer and Don Kang, our Vice President of Engineering, the loss of one or more of whom could adversely affect our business. Additionally, in order to successfully implement our anticipated growth, we will be dependent on our ability to hire additional qualified personnel. There can be no assurance that we will be able to retain or hire other necessary personnel. We do not maintain key man life insurance on any of our key personnel. We believe that our future success will depend in part upon our continued ability to attract, retain, and motivate additional highly skilled personnel in an increasingly competitive market.

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

In connection with the audit of our financial statements for the year ended December 31, 2005, Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm, notified our management and audit committee of the existence of “significant deficiencies in internal controls,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information.

Singer Lewak Greenbaum & Goldstein LLP concluded that these significant deficiencies constituted a “material weakness” in our internal controls. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

We previously reported in Item 9A- "Controls and Procedures" in our 2005 Annual Report on Form 10-K a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es). However, for the quarter ended March 31, 2006, management has concluded that the Company’s disclosure controls are not effective. Although management has begun the process of remediation, we can not assure you that we will be successful in a manner, if at all. See Part I, Item 4, “Controls and Procedures.”

Under the current SEC rules and regulations as we understand them, for the year ending on or after July 15, 2007, our management will be required to assess, and our independent registered public accounting firm will be required to attest as to our assessment regarding, the effectiveness of our internal controls in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules. While we intend to address these material weaknesses and have begun efforts to remediate these material weaknesses, including, subsequent to the filing of our annual report on Form 10-K, the hiring of a Chief Financial Officer and a Controller to oversee the remedial process, there is no assurance that this will be accomplished. These efforts may necessitate significant time and attention of our management and additional resources. If we fail to satisfactorily strengthen the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

California law generally prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.

Prior to September, 2005, for each meeting attended in person, each outside director received $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director received $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member received $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices. In September, 2005, the compensation structure for Directors was changed. Effective in the fourth quarter of 2005 and the first quarter of 2006, Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in stock valued on the last business day of the quarter at the average of the closing ask and bid prices. The flat rate is not dependent on the amount or type of services performed by the Directors. Compensation for the chairman of the audit committee is $2,500 per quarter. The two audit committee members each receive $1,250 per quarter, effective March 31, 2006.

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

31.1*

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

______________________

* - filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

May 10, 2006

ENOVA SYSTEMS, INC.

(Registrant)

/s/ Corinne Bertrand

By:

Corinne Bertrand, Chief Financial Officer

Exhibit 31.1

EXHIBIT 31.1

CERTIFICATIONS

I, Edwin O. Riddell, certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation: and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2006

/s/ Edwin O. Riddell

By:

Edwin O. Riddell, President and Chief Executive Officer

Exhibit 31.2

EXHIBIT 31.2

CERTIFICATIONS

I, Corinne Bertrand, certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation: and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2006

/s/ Corinne Bertrand

By:

Corinne Bertrand, Chief Financial Officer

Exhibit 32.1

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C.  SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly of Enova Systems, Inc. (the “Company”) on Form 10-Q for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Edwin O. Riddell, Chief Executive Officer, and Corinne Bertrand, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Edwin O. Riddell

Edwin O. Riddell

Chief Executive Officer

May 10, 2006

/s/   Corinne Bertrand

Corinne Bertrand

Chief Financial Officer

May 10, 2006

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.