Form 10-Q/A
period 2006-03-31
ENOVA SYSTEMS INC
filed 2006-08-11
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File No. 0-25184
ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3056150

(State or other jurisdiction of	(IRS employer identification number)
incorporation or organization)
19850 South Magellan Drive Torrance, CA 90502
(Address of Principal Executive Offices and Zip Code)
Registrant’s telephone number, including area code (310) 527-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange the Act). Yes ☐ No ☐
As of May 10, 2006, there were 14,792,000 shares of Common Stock, no par value, 2,674,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

EXPLANATORY NOTE
Enova Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to correct a clerical error that was included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “Original Form 10-Q”). The error occurred during the process of preparing the Original Form 10-Q for filing with the Securities and Exchange Commission (the “SEC”).
The clerical error being corrected resulted from the captions on the accompanying statements of operations being inadvertently reversed between “ research and development contract ” revenue and cost of revenue and “ production ” revenue and cost of revenue.

INDEX
ENOVA SYSTEMS, INC.
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q/A are the property of their respective holders.

ENOVA SYSTEMS, INC.
BALANCE SHEETS

	As of	As of
	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,826,000	$16,187,000
Short term investments	10,000,000	—
Accounts receivable, net	774,000	2,173,000
Inventories and supplies, net	1,014,000	1,016,000
Prepaid expenses and other current assets	274,000	182,000

Total current assets	16,888,000	19,558,000

Property and equipment, net	597,000	576,000
Equity method investment	1,623,000	1,649,000
Other assets	163,000	190,000

Total assets	$19,271,000	$21,973,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$160,000	$1,396,000
Accrued payroll and related expense	207,000	195,000
Other accrued expenses	199,000	302,000
Current portion of notes payable	40,000	42,000
Total current liabilities	606,000	1,935,000

Accrued interest payable	634,000	1,113,000
Notes payable, net of current portion	1,238,000	2,321,000

Total liabilities	$2,478,000	$5,369,000

Commitments and contingencies
Stockholders’ equity (deficit)
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,674,000 and 2,674,000 shares issued and outstanding
Liquidating preference at $0.60 per share, aggregating $1,604,000	$1,679,000	$1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,217,000 and 1,217,000 shares issued and outstanding
Liquidating preference at $2 per share, aggregating $2,434,000	2,434,000	2,434,000
Common Stock, no par value 750,000,000 shares authorized 14,783,000 shares issued and outstanding	109,323,000	109,323,000
Common stock subscribed	60,000	30,000
Stock notes receivable	(1,176,000)	(1,176,000)
Additional paid-in capital	6,914,000	6,900,000
Accumulated deficit	(102,441,000)	(102,586,000)

Total stockholders’ equity	16,793,000	16,604,000

Total liabilities and stockholders’ equity	$19,271,000	$21,973,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,

	2006	2005
Net revenues
Research and development contracts	$264,000	$200,000
Production	45,000	492,000

Total net revenues	309,000	692,000

Cost of revenues
Research and development contracts	290,000	119,000
Production	170,000	451,000

Total cost of revenues	460,000	570,000

Gross profit (loss)	(151,000)	122,000

Operating expenses
Research and development	325,000	217,000
Selling, general and administrative	924,000	608,000

Loss from operations	(1,400,000)	(703,000)

Other income (expense)
Interest and other income (expense), net	179,000	(69,000)
Equity in losses of equity method investee	(26,000)	(40,000)
Debt extinguishment	920,000	—
Interest extinguishment	472,000	—

Total other income (expense)	1,545,000	(109,000)

Net income (loss)	$145,000	$(812,000)

Basic earnings (loss) per share	$0.01	$(0.09)

Diluted earnings (loss) per share	$0.01	$(0.09)

Basic weighted-average number of shares outstanding	14,783,000	9,238,000

Diluted weighted-average number of shares outstanding	15,141,000	9,238,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,

	2006	2005
Cash flows from operating activities

Net income / (loss)	$145,000	$(812,000)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Debt extinguishment	(920,000)	—
Interest extinguishment	(472,000)	—
Bad Debt Expense	—	23,000
Depreciation and amortization	90,000	72,000
Equity in losses of equity method investee	26,000	40,000
Issuance of subscribed common stock for services	30,000	28,000
Stock based compensation expense	14,000
(Increase) decrease in
Accounts receivable	1,399,000	(170,000)
Inventory and supplies	2,000	(135,000)
Prepaid expenses and other current assets	(92,000)	(60,000)
Increase (decrease) in
Accounts payable	(1,236,000)	226,000
Accrued expenses	(91,000)	61,000
Deferred revenues	—	(118,000)
Accrued interest payable	(7,000)	73,000

Net cash used in operating activities	(1,112,000)	(772,000)

Cash flows from investing activities
Purchase of short term investments	$(10,000,000)	$—
Purchases of property and equipment	(84,000)	(46,000)

Net cash used in investing activities	(10,084,000)	(46,000)

Cash flows from financing activities
Net payments on line of credit	$—	$(1,000)
Payment on notes payable and capital lease obligations	—	(6,000)
Payment to extinguish debt	(165,000)	—

Net cash provided by (used in) financing activities	(165,000)	(7,000)

Net increase (decrease) in cash and cash equivalents	(11,361,000)	(825,000)

Cash and cash equivalents, beginning of period	16,187,000	1,575,000

Cash and cash equivalents, end of period	$4,826,000	$750,000

Supplemental disclosure of cash flow information

Interest paid	$—	$3,000

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities

Conversion of preferred stock to common stock	$—	$14,000

     The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
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

Amendment of the Statement of Operations for the Quarter Ended March 31, 2006
The Company is amending its Statement of Operations for the quarter ended March 31, 2006 for a clerical error. The revenue and cost of revenue captions were inadvertently reversed between research and development contract revenue and cost of revenue and production revenue and cost of revenue. This error did not have an effect or result in a misstatement of total net revenues, cost of revenues or gross profit (loss).

	Previously	As
	reported	corrected
Net revenues
Research and development contracts	$45,000	$264,000
Production	264,000	45,000

Total net revenues	309,000	309,000

Cost of revenues
Research and development contracts	170,000	290,000
Production	290,000	170,000

Total cost of revenues	460,000	460,000

Gross profit (loss)	$(151,000)	$(151,000)

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
Share-based compensation expense reduced the Company’s results of operations as follows:

Income from continuing operations before income taxes	$14,000
Income from continuing operations after income taxes	$14,000
Cash flows from operations	$14,000
Cash flows from financing activities	$—
Basic and Diluted EPS	$—
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
General Option Information
A summary of option activity follows:

	1996 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2004	164,000	$5.40

Granted	310,000	$4.35
Exercised	—	—

	1996 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Forfeited	(38,000)	$7.64

Outstanding December 31, 2005	436,000	$4.46

Granted	46,000	$4.6
Exercised	—	—
Forfeited	(148,000)	$4.85

Outstanding March 31, 2006	334,000	$4.31

Exercisable, March 31, 2006	166,000	$5.00

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
On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"(“SFAS 156”). SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights. The Company believes that the provisions of SFAS 156 will not have a material effect on the financial statements.

NOTE 2 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the agreement	1,238,000	2,321,000

Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum. Principal and unpaid interest due now	40,000	40,000

Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum,	—	2,000

payable in 36 equal monthly installments	1,278,000	2,363,000

Less current maturities	40,000	42,000

Long-term portion	$1,238,000	$2,321,000

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
NOTE 5 — Material Commitments
John Dexter
On February 6, 2006, Enova Systems, Inc. (the “Company”) hired John Dexter to be the Company’s Director of Planning and Operations. In connection with Mr. Dexter’s employment, the Company entered into a letter agreement with Mr. Dexter (the “Agreement”) pursuant to which Mr. Dexter received a $7,500 signing bonus and will be paid an annual salary of $177,500.
In addition, provided the Company’s goals and objectives are met and Mr. Dexter is employed by the Company as of December 31, 2006, Mr. Dexter will be eligible for performance cash bonuses as follows: (a) if the Company’s gross sales reach $13.5 million in fiscal year 2006, Mr. Dexter will receive $10,000, (b) if the Company’s gross sales reach $14.5 million in fiscal year 2006, Mr. Dexter will receive $20,000 and (c) if the Company’s gross sales reach $15.5 million in 2006, Mr. Dexter will receive $30,000.
Pursuant to the Agreement, Mr. Dexter received options to purchase 23,000 shares of the Company’s common stock (the “Options”) at an exercise price of $3.95 per share. The stock options will vest as follows: (a) if the Company’s gross sales for the year ending December 31, 2006 are equal to, or in excess of, $12.5 million but less than $15 million, then 10,000 of the shares underlying the Options will vest as of January 15, 2007 so long as Mr. Dexter is still employed by the Company on such date, and the remaining 13,000 shares underlying the Options will not vest and the Options to purchase such shares will terminate immediately; and (b) if the Company’s gross sales for the year ending December 31, 2006, are equal to, or greater than, $15 million, then all 23,000 shares underlying the Options will vest as of January 15, 2007 so long as Mr. Dexter remains employed by the Company on such date. In the event the Company’s gross sales for the year ending December 31, 2006 are less than $12.5 million, then all 23,000 of the shares underlying the Options will not vest and the Options will terminate immediately.

In addition, on the sixth month anniversary of Mr. Dexter’s employment, the Company will issue 2,532 shares of the Company’s common stock in partial consideration of Mr. Dexter’s first six months of employment services to the Company. The shares will be restricted and may not be transferred by Mr. Dexter unless the shares are registered under the Securities Act of 1933, as amended (the “Act”), or are transferred pursuant to an exemption from the Act.
The Agreement also provides for certain health benefits, enrollment in the Company’s 401(k) plan, six months of rental housing with a rental rate up to $2,500 per month, and certain relocation expenses. Mr. Dexter’s employment is at-will and may be terminated by either Mr. Dexter or the Company for any reason and at any time.
Corinne Bertrand
Pursuant to a letter agreement entered into on March 13, 2006 (the “CFO Agreement”), effective April 3, 2006, Corinne Trott Bertrand was appointed as the Chief Financial Officer of Enova Systems, Inc. (the “Company”). Pursuant to the CFO Agreement, Ms. Bertrand is entitled to an annual salary of $170,000 and a signing bonus of $5,000. In addition, Ms. Bertrand will be eligible for performance based cash bonuses of up to $30,000 in 2006. Ms. Bertrand has also received unvested options to purchase 23,000 shares of the Company’s common stock at an exercise price of $5.25 per share. Subject to the achievement of certain performance-based revenue targets for the year ending December 31, 2006, either all or a portion of these stock options will vest as of January 15, 2007, so long as Ms. Bertrand remains employed by the Company on such date, with the remaining unvested options, if any, to be ineligible for vesting in the future and the grant of such unvested options to terminate immediately. The CFO Agreement also provides for certain health benefits, a standard life insurance policy and enrollment in the Company’s 401(k) plan. Ms. Bertrand’s employment is at-will and may be terminated by either Ms. Bertrand, or the Company for any reason and at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING STATEMENTS OF EXPECTED FUTURE PERFORMANCE
This Quarterly Report on Form 10-Q/A contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q/A and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q/A. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1.A of Part II under the title “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A.
The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
SIGNIFICANT ACCOUNTING POLICIES
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:
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
Contract Services Revenue and Cost Recognition. The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101 and 104, “Revenue Recognition,” and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified. Under FAS Concepts No. 5, revenues are not recognized until earned.

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
On March 17, 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140"(“SFAS 156”). SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 156 permits entities to subsequently measure servicing rights at fair value and report changes in fair value in earnings rather than amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment or the need for an increased obligation as required under SFAS 140. Entities that elect to subsequently measure their servicing rights at fair value may no longer find it necessary to qualify for and apply the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to achieve an income statement effect similar to the application of hedge accounting for instruments used to manage the effect of interest rate changes on servicing rights. The Company believes that the provisions of SFAS 156 will not have a material effect on the financial statements.

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
Our HybridPower hybrid electric drive system provides all the functionality of an internal combustion engine powered vehicle. The HybridPower system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system may include a gear reduction/differential unit which ensures the desired propulsion and performance. The system is designed to be installed as a “drop in,” fully integrated turnkey fashion. Regardless of power source (battery, fuel cell, diesel generator or turbine) the HybridPower electric motor is designed to meet the customer’s drive cycle requirements.
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
On April 3, 2006, Corinne Trott Bertrand, CPA joined us as Chief Financial Officer. Ms. Bertrand’s responsibilities include directing the Company’s accounting practices, overseeing the Company’s treasury, accounting, budget, tax, and audit activities and the Company’s financial reporting function and the implementation of internal controls. She has over twenty four (24) years of experience in the financial sector, both in the public accounting field, and in private industry.
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

RESULTS OF OPERATIONS
Net revenues for the three months ended March 31, 2006 were $309,000 as compared to $692,000 for the corresponding period in 2005. Net production sales for the quarter ended March 31, 2006 increased to $45,000 from $492,000 in the same period in 2005. Research and development revenues increased to $264,000 in the first quarter of 2006 from $200,000 during the same period in 2005. In the first quarter of 2006, our revenues derived mostly from development type contracts with Hyundai Motor Corporation and the State of Hawaii. Additionally, we recognized additional revenues from our project with Wrightbus and Tomoe.
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
We previously reported in Item 9A- “Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2005 and in “Risk Factors” included in this quarterly report on Form 10-Q/A a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es).
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
Item 1A. Risk Factors
This quarterly report on Form 10-Q/A contains forward looking statements concerning our existing and future products, markets, expenses, revenues, liquidity, performance and cash needs as well as our plans and strategies. These forward-looking statements involve risks and uncertainties and are based on current management’s expectations and we are not obligated to update this information. Many factors could cause actual results and events to differ significantly from the results anticipated by us and described in these forward looking statements including, but not limited to, the following risk factors. You should carefully consider these risk factors as each of these risks could adversely affect our business, operating results and financial condition. In those cases, the trading of our common stock could decline and you may lose all or a part of your investment.
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
Our current products are designed for use with, and are dependent upon, existing technology. As technologies change, and subject to our limited available resources, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. We cannot assure you, however, that we will be able to avoid technological obsolescence, that the market for our products will not ultimately be dominated by technologies other than ours, or that we will be able to adapt to changes in or create “leading–edge” technology. In addition, further proprietary technological development by others could prohibit us from using our own technology.

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
A malfunction or the inadequate design of our products could result in product liability or other tort claims. Accidents involving our products could lead to personal injury or physical damage. Any liability for damages resulting from malfunctions could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would materially adversely affect our financial condition and results of operations.
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
We previously reported in Item 9A- “Controls and Procedures” in our 2005 Annual Report on Form 10-K a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es). However, for the quarter ended March 31, 2006, management has concluded that the Company’s disclosure controls are not effective. Although management has begun the process of remediation, we can not assure you that we will be successful in a manner, if at all. See Part I, Item 4, “Controls and Procedures.”
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
Date: August 11, 2006

ENOVA SYSTEMS, INC.
(Registrant)

By:	/s/ Corinne Bertrand
Corinne Bertrand, Chief Financial Officer

Exhibit Index
Exhibits:

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

* - filed herewith