Form 10-Q
period 2006-06-30
ENOVA SYSTEMS INC
filed 2006-08-11
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

(310) 527-2800
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Act.
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2006, there were 14,801,000 shares of Common Stock, no par value, 2,674,000 shares of Series A Preferred Stock, no par value, and 1,185,000 shares of Series B Preferred Stock, no par value, outstanding.

INDEX
ENOVA SYSTEMS, INC.

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets:
	June 30, 2006 (unaudited) and December 31, 2005	3

	Statements of Operations (unaudited):
	Three and six months ended June 30, 2006 and 2005	4

	Statements of Cash Flows (unaudited):
	Six months ended June 30, 2006 and 2005	5

	Notes to Financial Statements (unaudited):
	Three and six months ended June 30, 2006 and 2005	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1.A	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURE		29

CERTIFICATIONS
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q are the property of their respective holders.

ENOVA SYSTEMS, INC.
BALANCE SHEETS

ASSETS
	As of	As of
	June 30, 2006	December 31, 2005
	(unaudited)
Current assets
Cash and cash equivalents	$3,105,000	$16,187,000
Short term investment	10,000,000	—
Accounts receivable, net	1,062,000	2,173,000
Inventories and supplies, net	862,000	1,016,000
Prepaid expenses and other current assets	386,000	182,000

Total current assets	15,415,000	19,558,000

Property and equipment, net	614,000	576,000
Equity method investment	1,607,000	1,649,000
Other assets	134,000	190,000

Total assets	$17,770,000	$21,973,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$185,000	$1,396,000
Accrued payroll and related expense	202,000	195,000
Other accrued expenses	275,000	302,000
Current portion of notes payable	40,000	42,000

Total current liabilities	702,000	1,935,000

Accrued interest payable	666,000	1,113,000
Notes payable, net of current portion	1,238,000	2,321,000

Total liabilities	$2,606,000	$5,369,000

Commitments and contingencies
Stockholders’ equity (deficit)
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,674,000 and 2,674,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,604,000	$1,679,000	$1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,217,000 and 1,217,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,434,000	2,434,000	2,434,000
Common Stock, no par value 750,000,000 shares authorized, 14,797,000 and 14,783,000 shares issued and outstanding	109,382,000	109,323,000
Common stock subscribed	30,000	30,000
Stock notes receivable	(1,176,000)	(1,176,000)
Additional paid-in capital	6,928,000	6,900,000
Accumulated deficit	(104,113,000)	(102,586,000)

Total stockholders’ equity	15,164,000	16,604,000

Total liabilities and stockholders’ equity	$17,770,000	$21,973,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30,

	Six Months		Three Months
	2006	2005	2006	2005
Net revenues
Research and development contracts	$419,000	$705,000	$161,000	$505,000
Production	341,000	1,309,000	291,000	817,000

Total net revenues	760,000	2,014,000	452,000	1,322,000

Cost of revenues
Research and development contracts	556,000	419,000	253,000	300,000
Production	818,000	1,175,000	661,000	724,000

Total cost of revenues	1,374,000	1,594,000	914,000	1,024,000

Gross profit (loss)	(614,000)	420,000	(462,000)	298,000

Operating expenses
Research and development	632,000	395,000	308,000	178,000
Selling, general and administrative	1,959,000	1,158,000	1,035,000	550,000

Loss from operations	(3,205,000)	(1,133,000)	(1,805,000)	(430,000)

Other income and (expense)
Interest and other income/expense, net	329,000	(141,000)	151,000	(72,000)
Equity in losses of equity method investee	(42,000)	(66,000)	(16,000)	(26,000)
Debt extinguishment	920,000	—	—	—
Interest extinguishment	472,000	—	—	—

Total other income (expense)	1,679,000	(207,000)	135,000	(98,000)

Net loss	$(1,526,000)	$(1,340,000)	$(1,670,000)	$(528,000)

Basic earnings (loss) per share	$(0.10)	$(0.14)	$(0.11)	$(0.06)

Diluted earnings (loss) per share	$(0.10)	$(0.14)	$(0.11)	$(0.06)

Weighted-average number of shares outstanding	14,797,000	9,263,000	14,797,000	9,263,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,

	2006	2005
Cash flows from operating activities
Net loss	$(1,526,000)	$(1,340,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	(920,000)	—
Interest extinguishment	(472,000)	—
Depreciation and amortization	169,000	146,000
Equity in losses of equity method investee	42,000	66,000
Issuance of common stock for services	60,000	63,000
Equity compensation expense	28,000	—
(Increase) decrease in:
Accounts receivable	1,111,000	(204,000)
Inventory and supplies	154,000	147,000
Prepaid expenses and other current asset	(204,000)	(141,000)
Increase (decrease) in:
Accounts payable	(1,211,000)	252,000
Accrued expenses	(20,000)	11,000
Deferred revenues	—	(308,000)
Accrued interest payable	25,000	150,000

Net cash used in operating activities	(2,764,000)	(1,158,000)

Cash flows from investing activities
Purchase of short term investment	$(10,000,000)	$—
Purchases of property and equipment	(153,000)	(51,000)

Net cash used in investing activities	(10,153,000)	(51,000)

Cash flows from financing activities
Net payments on line of credit	$—	$(229,000)
Payment on notes payable and capital lease obligations	—	(13,000)
Payment to extinguish debt	(165,000)	500,000

Net cash provided by (used in) financing activities	(165,000)	258,000

Net decrease in cash and cash equivalents	(13,082,000)	(951,000)

Cash and cash equivalents, beginning of period	16,187,000	1,575,000

Cash and cash equivalents, end of period	$3,105,000	$624,000

Supplemental disclosure of cash flow information

Interest paid	$—	$4,000

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities

Conversion of preferred stock to common stock	$—	$13,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2006 and the interim results of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 have been included. The balance sheet at December 31, 2005, presented herein, has been prepared from the audited financial statements of our company for the year then ended.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The June 30, 2006 and December 31, 2005 inventories are reported at the lower of cost or market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.
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
The results of operations for the three and six months ended June 30, 2006 presented herein are not necessarily indicative of the results to be expected for the full year.
Short Term Investments
Short term investments consist of highly liquid instruments with original maturities greater than three months and current maturities less than twelve months from the balance sheet date.

Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options related to the Company’s Employee Stock Option Plan (the “Employee Option Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and six months ended June 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
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
Stock Option Program Description
As of June 30, 2006, the Company had one stock option plan: the 1996 Stock Option Plan (the “1996 Plan”).
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

Diluted shares outstanding include the dilutive effect of in-the-money options. As of June 30, 2006, and on December 31, 2005, the Company did not have any in-the-money options, and therefore, there was no dilutive effect relating to stock options outstanding on the 1996 plan.
Current quarter ended June 30, 2006
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $14,000 and $28,000 for the three and six months ended June 30, 2006, respectively, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations for the three months ended June 30, 2006 as follows:

Income from continuing operations before income taxes	$14,000

Income from continuing operations after income taxes	$14,000

Cash flows from operations	$14,000

Cash flows from financing activities	$—

Basic and Diluted EPS	$—
During the quarter ended June, 2006, the Company did not grant any stock options.
As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized is $124,000. The weighted average period over which the future compensation cost is expected to be recognized is 27 months. The aggregate intrinsic value of total awards outstanding is zero.
General Option Information
A summary of option activity follows:

	1996 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2004	164,000	$5.40

Granted	310,000	$4.35
Exercised	—	—
Forfeited	(38,000)	$7.64

Outstanding December 31, 2005	436,000	$4.46

Granted	46,000	$4.60
Exercised	—	—
Forfeited	(151,000)	$4.84

Outstanding June 30, 2006	331,000	$4.39

Exercisable, June 30, 2006	175,000	$4.96

The weighted-average remaining contractual life of the options outstanding at June 30, 2006 was 7.4 years. The exercise prices of the options outstanding at June 30, 2006 ranged from $4.35 to $8.10. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 7 years. The exercise prices of the options outstanding at December 31, 2005 also ranged from $4.35 to $8.10. Options exercisable were 175,000 and 255,000, at June 30, 2006 and December 31, 2005, respectively.
Valuation and Expense Information under SFAS 123
Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation-Revised “(SFAS 123(R)), at March 31, 2006, the Company would not have recognized compensation expense for employee share-based awards, when the price of such awards equaled the market price of the underlying stock on the date of the grant. The Company previously had adopted the provisions of Statement of SFAS 123 as amended by SFAS 148, “Accounting for Stock Based Compensation, Transition and Disclosure” (SFAS 148) through disclosure only. The Company did not have any share based awards for the three and six months ended June 30, 2005, and consequently, there is no pro forma effect of share based awards for the first two quarters of 2005.

NOTE 2 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	Jun 30 2006	Dec 31 2005
	(unaudited)
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. The prime rate resets once a year at April 30. At June 30, 2006, interest was being accrued at a rate of 10.75%. Principal and unpaid interest due in April 2016.	1,238,000	2,321,000

Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum. Principal and unpaid interest due now.	40,000	40,000

Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36 equal monthly installments.	—	2,000

Less current maturities	1,278,000	2,363,000

Long-term portion	40,000	42,000

	$1,238,000	$2,321,000

NOTE 3 – Stockholders’ Equity
During the three months ended June 30, 2006, the Company recorded 8,220 shares of restricted common stock as common stock subscribed, valued at $30,000, to the Board of Directors at an average price of $3.65 per share for board meetings and committee meetings during the second quarter of 2006.
In the second quarter of 2006, and in accordance with the Directors Compensation Plan, the Company issued 5,880 shares of restricted common stock, valued at $30,000, to the Board of Directors as the share based portion of their compensation.
NOTE 4 – Related Party Transactions
During the three months ended June 30, 2006, the Company purchased approximately $79,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a joint venture party. The Company did not have any outstanding payable balances owed to HHI on June 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING STATEMENTS OF EXPECTED FUTURE PERFORMANCE
Certain statements in this Form 10-Q under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Company may from time to time make oral forward-looking statements. Words such as “may”, “will”, “should”, “could”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “contribute” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the impact of competitive products and pricing; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; acceptance of new product offerings; consumer trial and frequency; changes in business strategy or development plans; availability, terms and deployment of capital; availability of qualified personnel; commodity, labor, and employee benefit costs; changes in, or failure to comply with, government regulations; weather conditions; construction schedules; and other factors referenced in this Form 10-Q and in Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any intent or obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.
Revenue Outlook
While customer relationships have continued to move more slowly than originally anticipated, we believe that commercial relationships will continue to develop and will lead to further orders in the second half of 2006 and beyond. These orders are expected to exceed the total revenues from the first half of the year. The revenue outlook for 2006 will depend on securing a number of orders during the third quarter of 2006 for which proposals have recently been submitted as well as securing further orders where commercial relationships are currently at a less developed stage.
Section 404 Sarbanes-Oxley Act of 2002
Based on current guidance for the Securities and Exchange Commission (the “SEC”), the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending December 31, 2007. In order to comply with the Act, the Company is in the process of centralizing most accounting and many administrative functions at its corporate headquarters in an effort to control the cost of maintaining its control systems. Current proposals being considered at the SEC may exempt the Company from the final requirements of Section 404 and as a result, the Company has delayed extensive and costly documentation and testing of its internal controls pending further guidance from the SEC. Should these requirements be imposed on the Company, management will likely incur substantial additional expenses and diversion of management’s time in the remaining periods of fiscal year 2006 to comply with Section 404. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough manner to allow remediation prior to the issuance of the auditor’s report on internal controls over financial reporting. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Off-Balance Sheet Arrangements
The Company is not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.
CRITICAL ACCOUNTING POLICIES
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
Cash and Short Term Investments
We seek to maximize interest return on our cash reserves while minimizing risk. Therefore, we purchased two certificates of deposit in the first quarter of 2006, of equal value, and both from a single financial establishment. The first certificate was purchased at the end of January, has a term of 6 months, and earns an annual percentage rate of 5%. The second certificate was purchased at the beginning of February, has a one year term, and earns an interest rate of 5.25%. Cash and short term investments represent 74% of our total assets at June 30, 2006.
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The assessment of the ultimate realization of accounts receivable including the current credit-worthiness of each customer is subject to a considerable degree to the judgment of our management. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory
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
Warranty
We accrue for warranty and claim costs based upon our estimate of future exposure. Factors such as limited historical experience are considered in our estimate. In addition, the nature of the product, the limited number of units produced and the research and development nature of the product may increase the risk of warranty obligation. Actual warranty and claims costs are deducted from the accrual when incurred.
Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including stock options related to our Employee Stock Option Plan (the “Employee Stock Option Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which we previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). We have applied SAB 107 in its adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Statement of Operations during the three months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. We use share-based compensation to compensate certain executives and employees. If we issue stock related to this compensation, it could have a dilutive effect on our earnings per share. In addition, factors such as interest rates, the value of our stock and its volatility can significantly impact the compensation expense.
Contract Services Revenue and Cost Recognition
We are required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101 and 104, “Revenue Recognition,” and related guidance. We make these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified. Under FAS Concepts No. 5, revenues are not recognized until earned.

We manufacture proprietary products and other products based on design specifications provided by its customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement. Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined. Contract costs include all direct materials, subcontract and labor costs and other indirect costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.
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
Our light/medium-duty drive systems include:
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
Our drive systems, in conjunction with, internal combustion engines, microturbines, fuel cells, flywheels, and generator sets provide state of the art hybrid-electric propulsion systems. Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (ICE), whether piston or turbine. With a hybrid system, a small piston or turbine engine – fueled by gasoline or diesel, CNG, methane, etc., in a tank – supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.
During the quarter ended June 30, 2006, we continued to develop and/or produce electric and hybrid electric drive systems and components for such customers as First Auto Works of China, Ford Motor Company (Ford), Hyundai Motor Car (Hyundai), the U.S. Military, International Truck and Engine (IC Corp.), Wrightbus Ltd. (Wrightbus), Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. We also continue to advance its technologies and products for greater market penetration for 2006, and beyond. In addition, we continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.

In June of 2006, we delivered a second functional Hybrid Drive school bus to IC Corp. It is expected that this bus will be displayed in numerous shows throughout the United States during the remainder of 2006, in an effort to promote IC Corp.’s production intent for Hybrid School Buses. IC Corp. claims to be the nation’s largest integrated school bus manufacturer.
Wrightbus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications. Our systems have been integrated into six of Wrightbus’ Hybrid Buses and were introduced into London’s public bus fleet in early February 2006. We understand that these buses continue to operate on a seven day per week, eighteen hour per day schedule. We anticipate the results of this project will be increased Hybrid volumes in this arena.
Enova has begun implementing the necessary processes and procedures to become ISO/QS certified in 2006. The certification will be valuable to optimize internal processes and efficiencies, as well as secure Enova’s position as a production supplier to major Original Equipment Manufacturers.
Ford Motor Company continues to evaluate our components in thirty Ford Focus Hydrogen Fuel Cell Vehicles being evaluated in three countries. According to Ford Motor Company communications, the vehicles have functioned satisfactorily, and they continue to evaluate markets for producing additional vehicles.
In June we announced that Hyundai is using its Hybrid Drive components to power a Fuel Cell Bus and two Hyundai Tucsons being featured at the World Cup Soccer tournament in Germany. Hyundai is an official sponsor of the World Cup Soccer tournament through 2014. At this year’s event, Hyundai has thirty two buses in use. One of the thirty two Hyundai Buses is hybrid powered by our 240kW Induction Motor and High Voltage Motor Control Unit. In addition to the bus, the Tucson’s contain our 80kW Induction Motor and Control Unit. Our alliance with Hyundai has been critical to the development of hybrid systems such as the ones being used in the fuel cell bus and Tucson’s.
Throughout the quarter we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. Every effort is made to continue to mature these relationships, as we hope that they will eventually lead to viable business relationships.
We also anticipate continuing our work with Tsinghua University of China, and their fuel cell bus development program. We believe that China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World’s Expo in Shanghai and that it is seeking up to one thousand full-size hybrid-electric buses to support these global events. MTrans of Malaysia has integrated two of our standard HybridPower 120kW drive system into a hybrid 10-meter bus with a Capstone microturbine as its power source. This drive system is currently on demonstration in Hong Kong, PRC. Also, Hyundai continues to evaluate our converters in their fuel cell hybrid electric vehicles and we currently expect to deliver an additional sixteen units in 2006.
Research and Development Programs
We continue to pursue government and commercially sponsored development programs for both ground and marine heavy-duty drive system applications. In 2006, we continued the integration of a fuel cell powered step-van similar to the Hydrogenics program for the Hawaii Center for Advanced Transportation Technologies (HCATT) and the U.S. Air Force. We intend to establish new development programs with the Hawaii Center for Advanced Transportation Technologies in mobile and marine applications as well as other state and federal government agencies as funding becomes available.

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
LIQUIDITY AND CAPITAL RESOURCES
We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources.
Our operations during the period ended June 30, 2006 and the year ended December 31, 2005 were financed by development contracts and product sales, as well as from working capital reserves.
During the six months ended June 30, 2006, our operations required $2,764,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable at June 30, 2006 decreased by $1,111,000, from $2,173,000, or approximately 51% from the balance at December 31, 2005 (net of write-offs). The decrease was primarily due to collections made on outstanding receivables from Tomoe Manufacturing in the first quarter of 2006.
Inventory balances decreased by $154,000 from $1,016,000 to $862,000 when comparing the period end balances at June 30, 2006 and December 31, 2005. During the fourth quarter of 2005, we completed several large development contracts, including the Tomoe project. Conversely, in the first half of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, inventory did not experience significant turnover when comparing quarter on quarter.
Prepaid expenses and other current assets increased by $204,000 net of amortization at June 30, 2006 from the December 31, 2005 balance of $182,000, or 112%. The increase is attributable to interest receivable on two certificate of deposits, purchased early in the first quarter of 2006.
Fixed assets increased by $38,000, net of depreciation and writeoffs at June 30, 2006 from the December 31, 2005 balance of $576,000. In the first half of 2006, we purchased $153,000 in new property and equipment. We recognized $113,000 of depreciation expense for the six months ended June 30, 2006.
Equity method investments decreased by $42,000 in the first half of 2006 from $1,649,000 at December 31, 2005, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the first half of 2006, the ITC generated a net loss of approximately $105,000 resulting in a charge to us of $42,000 utilizing the equity method of accounting for our interest in the ITC.

Other assets decreased by $56,000 when comparing the June 30, 2006 balance of $134,000 with the December 31, 2005 balance of $190,000. The decrease is occurring as a result of amortization of the Ford Value Participation Agreement and our other intellectual property assets.
Accounts payable at June 30, 2006 decreased by $1,211,000, to $185,000 from $1,396,000 at December 31, 2005. During the fourth quarter of 2005, the Company completed several large development contracts, including the Tomoe project. Conversely, in the first half of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, the Company did not incur significant trade payables resulting from inventory purchases. Meanwhile, we continued to pay our trade payables in the due course.
Other accrued expenses decreased by $27,000 when comparing the balance at June 30, 2006 from the balance of $302,0000 at December 31, 2005. This fluctuation is primarily due to the net effect of the payment of certain un-invoiced inventory receipts, which had been accrued for at December 31, 2005, combined with additional accrual of costs associated with the first phase of our Great Plains implementation project.
Accrued interest decreased by $447,000 for the first half of 2006, a decrease of 40% from the balance of $1,113,000 at December 31, 2005. The decrease was due to the settlement of certain components of interest payable on the Note due the Credit Managers Association of California, combined with interest accrued on the remaining balance of notes payable.

RESULTS OF OPERATIONS
Net revenues for the six months ended June 30, 2006 were $760,000 as compared to $2,014,000 for the corresponding period in 2005. Net revenues were $452,000 for the three months ended June 30, 2006 as compared to $1,322,000 for the same period in 2005. Net production sales for the six months ended June 30, 2006 decreased to $341,000 from $1,309,000 in the same period in 2005. Net production sales for the three months ended June 30, 2006 decreased to $291,000 from $817,000 for the corresponding period in 2005. Research and development revenues decreased to $419,000 in the first six months of 2006, from $705,000 during the same period in 2005. For the three months ending June 30, 2006, research and development revenues decreased to $161,000 from $505,000 for the same period in 2005. In the first quarter and six months of 2006, our revenues derived mostly from production type contracts with Hyundai Motor Corporation and the State of Hawaii. The decrease in revenues in the first half of 2006 from the first half of 2005 was a result of contracts that were completed or near completion in 2005. During the first six months of 2006, we focused on establishing new customer relationships and submitting proposals. As a result, we have been awarded contracts with, but have not yet recognized revenues from, IC Corp. for nineteen school buses, Phoenix Motor Car for ten sport utility trucks and Ford Motor Company for four High Voltage Energy Converters (HVEC). We have additional proposals with other potential customers who have not yet made final decisions.
Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the three and six months ended June 30, 2006 decreased $110,000 and $220,000, or 14% and 11% respectively from $1,024,000 and $1,594,000 respectively, for the same period in 2005. As a percentage, cost of revenues did not decrease in the same proportion as sales when comparing the three and six months ended 2006 to the equivalent period in 2005. This is primarily attributable to continued product development initiatives. We anticipate there may be an increase in cost of sales for products due to potential weakening of the U.S. dollar. While we do not transact in foreign currencies, our suppliers are overseas and may raise our input prices in response to a weaker value of our functional currency, which is the U.S. Dollar.
Internal research, development and engineering expenses increased in the three and six months ended June 30, 2006 to $308,000 and $632,000 as compared with $178,000 and $395,000 respectively, for the same period in 2005. We continue to develop several new products such as our post transmission parallel hybrid drive system and enhancements to our diesel generator set which account for a majority of the increase during the first quarter and half of 2006 when compared to the same period in 2005. We continue to allocate increased resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.
Selling, general and administrative expenses increased by $801,000 to $1,959,000 for the six months ended June 30, 2006 from the previous year’s comparable reporting period. For the three months ended June 30, 2006, selling, general and administrative expenses increased by $485,000 to $1,035,000 when comparing with the three months ended June 30, 2005. The increase during the first half and quarter of 2006 when compared to the same periods in 2005 is attributable to additional costs associated with marketing, engineering and technical staff. We also have experienced increased expenditures related to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002. We have incurred additional cost in our efforts to remediate certain material weaknesses, as described in Item 4 “Controls and Procedures.” Furthermore, we are in the process of upgrading our accounting and reporting software, thus further contributing to the general and administrative cost increase. Management believes that as we move toward sustainable production, our cost structure will become more efficient.

Interest income/expense increased by $223,000 for the three months ended June 30, 2006, up from the same period in 2005, and now shown net as interest income. The increase in the three months ended June 30, 2006 is illustrated as the net effect of interest income earned on cash and certificates of deposit, and regular interest expense recognized on the remaining debt outstanding. For the six months ended June 30, 2006, interest income/expense increased by $470,000, primarily related to the settlement of portions of our note payable to the Credit Managers Association of California.
We incurred net losses of $1,670,000 and $1,526,000 for the three and six months ended June 30, 2006 compared to a loss of $528,000 and $1,340,000 for the three and six months ended June 30, 2005, respectively. The increase in net loss for the three and six months ended 2006 is a result of increased operational costs associated with our expanding product and marketing initiatives.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the six months ended June 30, 2006. For the financial statements (and corresponding Annual Report on Form 10K) for the year ended December 31, 2005, as well as for the three months ended March 31, 2006, we have concluded that our disclosure controls were not effective. As of the quarter ended June 30, 2006, we have identified and isolated an internal control deficiency associated with our disclosure controls. We identified a clerical error in the preparation of the first quarter 2006 financial statements that resulted in a misclassification of certain line items within the total revenue and total cost of revenue. The total revenue, total cost of revenue, gross profit and net loss were not affected by the misclassification. Once we identified this deficiency we reviewed our procedures and modified them to include additional reviews of the financial statements, disclosures, and related regulatory filings. This includes formal reviews by directors, audit committee members, executives, and accounting managers. Our remediation efforts in connection with our material weakness related to separation of duties identified this issue, and will continue to resolving this deficiency. We subscribe to several publications and services that assist management in remaining up to date on all recent disclosure guidance. Furthermore, we expect to achieve additional disclosure controls assurance upon the successful implementation of a new accounting and reporting system, which is scheduled for the fourth quarter of 2006. We believe that these remediation efforts will be successful. We will soon begin testing to determine that these controls are effective and the associated control weaknesses have been remediated.
Changes in internal controls over financial reporting.
We previously reported in Item 9A- “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Risk Factors” included in this Quarterly Report on Form 10-Q a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. For the six months ended June 30, 2006, we have conducted a detailed risk analysis of the inventory cycle, and identified the specific process deficiencies that are contributing to the control weaknesses. We have adopted formalized policies and procedures surrounding the inventory deficiencies. This includes detailed inventory and pricing review, formalized cycle count and resolution procedures, and increased monitoring over the purchasing and inventory requisition processes. We believe that these remediation efforts will be successful. We will soon begin testing to determine that these controls are effective and the associated control weaknesses have been remediated.
In addition, we reported that we did not have adequate segregation of duties in relation to the accounting function. We have since established, by policy and action, separation of critical duties in the accounting and finance areas. We have hired a full time Chief Financial Officer and Controller and are considering additional personnel additions and reassignments to achieve an effective segregation of duties. We recognize to do this appropriately we must systematically evaluate and document all of our policies and procedures and that process is ongoing. We believe that these remediation efforts will be successful. We will soon begin testing to determine that these controls are effective and the associated control weaknesses have been remediated.
Based on the forgoing, we do not believe that these control weaknesses have contributed to a material financial statement error. Active remediation of these material weaknesses is well in process, and we will soon begin testing in order to conclude that these controls are effective and the associated control weaknesses have been remediated.
Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and six months ended June 30, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 11, 2006, we were not involved in any material legal proceedings.
Item 1A. Risk Factors:
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
We may not be able to utilize our net losses to offset our future profits, if any.
We have experienced recurring losses from operations and had an accumulated deficit of $104,113,000 at June 30, 2006. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits, if any, for income tax purposes.
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
Our current products are designed for use with, and are dependent upon, existing technology. As technologies change, subject to our limited available resources, we plan to upgrade or adapt our products in order to continue to provide products with the latest technology. We cannot assure you, however, that we will be able to avoid technological obsolescence, that the market for our products will not ultimately be dominated by technologies other than ours, or that we will be able to adapt to changes in or create “leading–edge” technology. In addition, further proprietary technological development by others could prohibit us from using our own technology.

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
In connection with the audit of our financial statements for the year ended December 31, 2005, Singer Lewak Greenbaum & Goldstein LLP, our independent registered public accounting firm at the time, notified our management and audit committee of the existence of “significant deficiencies in internal controls,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information.

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
We previously reported in Item 9A- “Controls and Procedures” in our 2005 Annual Report on Form 10-K a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es). However, for the six months ended June 30, 2006, management has concluded that the Company’s disclosure controls are not effective. Although management has begun the process of remediation, we can not assure you that we will be successful in a manner, if at all. See Part I, Item 4, “Controls and Procedures.”
Under the current SEC rules and regulations as we understand them, for the year ending on or after July 15, 2007, our management will be required to assess, and our independent registered public accounting firm will be required to attest as to our assessment regarding, the effectiveness of our internal controls in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules. While we intend to address these material weaknesses and have begun efforts to remediate these material weaknesses, including, subsequent to the filing of our annual report on Form 10-K, the hiring of a Chief Financial Officer and a Controller to oversee the remediation process, there is no assurance that this will be accomplished. These efforts may necessitate significant time and attention of our management and additional resources. If we fail to satisfactorily strengthen the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
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
In the second quarter of 2006, and in accordance with the Directors Compensation Plan, the Company issued 5,880 shares of restricted common stock, valued at $30,000, to the Board of Directors as the share based portion of their compensation.
These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 or other available exemptions and were made without general solicitation or advertising.

Item 3. Defaults upon Senior Securities:
None.
Item 4. Submission of Matters to a Vote of Securities Holders:
None.
Item 5. Other Information:
Change in Independent Registered Public Accounting Firm
On June 12, 2006, Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) ceased being the registered public accounting firm for Enova Systems, Inc. (the “Company”), and the Company engaged Windes & McClaughry Accountancy Corporation (“W&M”) as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2006. The decision regarding the end of the SLGG engagement and the commencement of the engagement of W&M was made and approved by the Audit Committee of the Company’s Board of Directors after a review of the Company’s current needs in light of its listing on the Alternative Investment Market (“AIM”) of the London Stock Exchange. Prior to appointing W&M as the Company’s independent registered public accounting firm, W&M previously assisted Baker Tilly, the Company’s UK accountants, on Baker Tilly’s audit report prepared on behalf of Investec in connection with the Company’s listing on AIM.
The reports of SLGG on the Company’s financial statements for the fiscal years ended December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.
During the fiscal year ended December 31, 2005, and through June 12, 2006, there were no disagreements with SLGG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SLGG would have caused SLGG to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements for such years. During the fiscal years ended December 31, 2005 and through June 12, 2006, there were no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.
During the fiscal years ended December 31, 2005, and through June 12, 2006, the Company did not consult with W&M regarding (1) the application of accounting principles to a specified transaction, whether completed or proposed, (2) the type of audit opinion that might be rendered with respect to the Company’s financial statements or (3) any matter that was either the subject of a “disagreement” or a “reportable event” (as such terms are defined in Item 304(a)(1)(v) of Regulation S-K).
Item 6. Exhibits:

10.1*	Letter Agreement with Corinne Trott Bertrand, effective April 3, 2006

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	-	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006

ENOVA SYSTEMS, INC.
(Registrant)

By:	/s/ Corinne Bertrand

Corinne Bertrand, Chief Financial Officer

Exhibit Index

Exhibits:

10.1*	Letter Agreement with Corinne Trott Bertrand, effective April 3, 2006

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	-	filed herewith