Form 10-Q
period 2006-09-30
ENOVA SYSTEMS INC
filed 2006-11-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File No. 0-25184
ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3056150

(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, there were 14,800,000 shares of Common Stock, no par value, 2,674,000 shares of Series A Preferred Stock, no par value, and 1,217,000 shares of Series B Preferred Stock, no par value, outstanding.

INDEX
ENOVA SYSTEMS, INC.
CERTIFICATIONS
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q are the property of their respective holders.

ENOVA SYSTEMS, INC.
BALANCE SHEETS

	As of	As of
	September 30, 2006	December 31, 2005
	(unaudited)	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,340,000	$16,187,000
Short term investment	5,000,000	—
Accounts receivable, net	295,000	2,173,000
Inventories and supplies, net	1,099,000	1,016,000
Prepaid expenses and other current assets	422,000	182,000

Total current assets	14,156,000	19,558,000
Property and equipment, net	680,000	576,000
Equity method investment	1,607,000	1,649,000
Other assets	102,000	190,000

Total assets	$16,545,000	$21,973,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$88,000	$1,396,000
Accrued payroll and related expense	245,000	195,000
Other accrued expenses	551,000	302,000
Current portion of notes payable	67,000	42,000

Total current liabilities	951,000	1,935,000
Accrued interest payable	700,000	1,113,000
Notes payable, net of current portion	1,306,000	2,321,000

Total liabilities	$2,957,000	$5,369,000

Commitments and contingencies
Stockholders’ equity (deficit)
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,674,000 and 2,674,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,604,000	$1,679,000	$1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,217,000 and 1,217,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,434,000	2,434,000	2,434,000
Common Stock, no par value 750,000,000 shares authorized, 14,800,000 and 14,783,000 shares issued and outstanding	109,422,000	109,323,000
Common stock subscribed	36,000	30,000
Stock notes receivable	(1,176,000)	(1,176,000)
Additional paid-in capital	6,942,000	6,900,000
Accumulated deficit	(105,749,000)	(102,586,000)

Total stockholders’ equity	13,588,000	16,604,000

Total liabilities and stockholders’ equity	$16,545,000	$21,973,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30,

	Nine Months		Three Months
	2006	2005	2006	2005
Net revenues
Research and development contracts	$439,000	$1,160,000	$19,000	$455,000
Production	746,000	1,711,000	405,000	402,000

Total net revenues	1,185,000	2,871,000	424,000	857,000

Cost of revenues
Research and development contracts	767,000	813,000	211,000	393,000
Production	1,249,000	1,509,000	430,000	336,000

Total cost of revenues	2,016,000	2,322,000	641,000	729,000

Gross profit (loss)	(831,000)	549,000	(217,000)	128,000

Operating expenses
Research and development	929,000	592,000	297,000	197,000
Selling, general and administrative	3,200,000	1,924,000	1,241,000	765,000

Loss from operations	(4,960,000)	(1,967,000)	(1,755,000)	(834,000)

Other income and (expense)
Interest and other income/expense, net	447,000	(83,000)	118,000	59,000
Equity in losses of equity method investee	(42,000)	(73,000)	—	(7,000)
Debt extinguishment	920,000	—	—	—
Interest extinguishment	472,000	—	—	—

Total other income (expense)	1,797,000	(156,000)	118,000	52,000

Net loss	$(3,163,000)	$(2,123,000)	$(1,637,000)	$(782,000)

Basic earnings (loss) per share	$(0.21)	$(0.20)	$(0.11)	$(0.06)

Diluted earnings (loss) per share	$(0.21)	$(0.20)	$(0.11)	$(0.06)

Weighted-average number of shares outstanding	14,800,000	10,628,000	14,800,000	13,373,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

	2006	2005
Cash flows from operating activities
Net loss	$(3,163,000)	$(2,123,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	(920,000)	—
Interest extinguishment	(472,000)	—
Depreciation and amortization	322,000	79,000
Equity in losses of equity method investee	42,000	73,000
Issuance of common stock for services	105,000	237,000
Equity compensation expense	42,000	—
(Increase) decrease in:
Accounts receivable	1,878,000	(357,000)
Inventory and supplies	(83,000)	(235,000)
Prepaid expenses and other current asset	(240,000)	(36,000)
Increase (decrease) in:
Accounts payable	(1,308,000)	511,000
Accrued payroll and related expenses	50,000	(22,000)
Other accrued expenses	249,000	(228,000)
Accrued interest payable	59,000	231,000

Net cash used in operating activities	(3,439,000)	(1,870,000)

Cash flows from investing activities
Purchase of short term investment	$(5,000,000)	$—
Purchases of property and equipment	(243,000)	(155,000)

Net cash used in investing activities	(5,243,000)	(155,000)

Cash flows from financing activities
Net payments on line of credit	$—	$(229,000)
Payment on notes payable and capital lease obligations	—	(17,000)
Net proceeds from sale of common stock	—	18,361,000
Payment to extinguish debt	(165,000)	—

Net cash provided by (used in) financing activities	(165,000)	18,115,000

Net increase (decrease) in cash and cash equivalents	(8,847,000)	16,090,000
Cash and cash equivalents, beginning of period	16,187,000	1,575,000

Cash and cash equivalents, end of period	$7,340,000	$17,665,000

Supplemental disclosure of cash flow information
Interest paid	$—	$5,000

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$40,000

Software acquired through financing agreement	$95,000	$—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2006 and the interim results of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 have been included. The balance sheet at December 31, 2005, presented herein, has been prepared from the audited financial statements of our company for the year then ended.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The September 30, 2006 and December 31, 2005 inventories are reported at the lower of cost or market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.
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
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and preferred stock conversions.
The results of operations for the three and nine months ended September 30, 2006 presented herein are not necessarily indicative of the results to be expected for the full year.
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
The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three and nine months ended September 30, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
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
Stock Option Program Description
As of September 30, 2006, the Company had one stock option plan: the 1996 Stock Option Plan (the “1996 Plan”).
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
Diluted shares outstanding include the dilutive effect of in-the-money options. As of September 30, 2006, and on December 31, 2005, the Company did not have any in-the-money options, and therefore, there was no dilutive effect relating to stock options outstanding on the 1996 plan.
Current quarter ended September 30, 2006
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was $14,000 and $41,000 for the three and nine months ended September 30, 2006, respectively, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations for the three and nine months ended September 30, 2006 as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Income from continuing operations before income taxes	$14,000	$23,000
Income from continuing operations after income taxes	$14,000	$23,000
Cash flows from operations	$14,000	$23,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—
During the quarter ended September, 2006, the Company did not grant any stock options.

As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized is $110,000. The weighted average period over which the future compensation cost is expected to be recognized is 24 months. The aggregate intrinsic value of total awards outstanding is zero.
Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first nine months of fiscal 2006 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine month periods ended September 30, 2006, the Company applied estimated average forfeiture rates of approximately 28.8% for non-officer grants and 61.6% for officer and senior management grants, based on historical forfeiture experience. The estimated pricing term of option grants for the three and nine month periods ended September 30, 2006 was 5.0 years for non-officer grants. Officer and senior management grants are vested based on revenue milestones. Under the current grant, milestones were set for the 2005 and 2006 fiscal years. Options granted for the 2006 fiscal year are not expected to vest and have been included in the forfeiture rate calculation. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine month periods ended September 30, 2006 and September 30, 2005. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.
The fair value of stock-based awards to officers and employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the bond equivalent yields that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Nine Months Ended
September 30, 2006,
Dividend Yield	0.0%
Expected Volatility	57.4%
Risk-Free Interest Rate	4.0%
Forfeiture Rate, officer and senior management grants	61.6%
Forfeiture Rate, non-officer grants	28.8%
Estimated Life	7.2 Years
General Option Information
A summary of option activity follows:

	1996 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding, December 31, 2004	164,000	$5.40
Granted	310,000	$4.35
Exercised	—	—
Forfeited	(38,000)	$7.64

Outstanding December 31, 2005	436,000	$4.46
Granted	46,000	$4.60
Exercised	—	—
Forfeited	(152,000)	$4.60

Outstanding September 30, 2006	330,000	$4.42

Vested and Expected to Vest	236,000	$4.35

Exercisable, September 30, 2006	168,000	$4.99

The weighted-average remaining contractual life of the options outstanding at September 30, 2006 was 7.2 years. The exercise prices of the options outstanding at September 30, 2006 ranged from $4.35 to $8.10. The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 7 years. The exercise prices of the options outstanding at December 31, 2005 also ranged from $4.35 to $8.10. Options exercisable were 168,000 and 255,000, at September 30, 2006 and December 31, 2005, respectively.
Valuation and Expense Information under SFAS 123
Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation-Revised “(SFAS 123(R)), at March 31, 2006, the Company would not have recognized compensation expense for employee share-based awards, when the price of such awards equaled the market price of the underlying stock on the date of the grant. The Company previously had adopted the provisions of Statement of SFAS 123 as amended by SFAS 148, “Accounting for Stock Based Compensation, Transition and Disclosure” (SFAS 148) through disclosure only. The Company did not have any share based awards for the three and nine months ended September 30, 2005, and consequently, there is no pro forma effect of share based awards for the first three quarters of 2005.
Reclassification
Certain amounts in prior-quarter financial statements have been reclassified for comparative purposes to conform with current quarter presentation.
NOTE 2 — Property and Equipment

During the third quarter, the Company reduced the estimated useful life of one of the demonstration vehicles from five years to three years. The change in estimated life was made based on the expected usage of the vehicle. As a result of this change, depreciation expense increased by $39,000 during the three month period ended September 30, 2006. The effect of this change is immaterial to the financial statement in the current period and on a prospective basis.
NOTE 3 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	Sep 30 2006	Dec 31 2005
	(unaudited)	(unaudited)
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. The prime rate resets once a year at April 30. At September 30, 2006, interest was being accrued at a rate of 10.75%. Principal and unpaid interest due in April 2016.	1,238,000	2,321,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum. Principal and unpaid interest due now.	40,000	40,000
Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36 equal monthly installments.	—	2,000

Secured note payable to a financing company in the original amount of $95,000, bearing interest at 6.21% per annum, payable in 39 equal monthly installments.	95,000	—

	1,373,000	2,363,000
Less current maturities	67,000	42,000

Long-term portion	$1,306,000	$2,321,000

NOTE 4 — Stockholders’ Equity
During the three months ended September 30, 2006, the Company recorded 6,870 shares of restricted common stock as common stock subscribed, valued at $36,000, to the Board of Directors at an average price of $5.24 per share for board meetings and committee meetings during the third quarter of 2006.
In the third quarter of 2006, and in accordance with the Directors Compensation Plan, the Company issued 8,220 shares of restricted common stock, valued at $30,000, to the Board of Directors as the share based portion of their compensation.
In the third quarter of 2006, the company issued 2,532 shares of restricted common stock, valued at $10,000, to an employee as a sign-on bonus.
NOTE 5 — Related Party Transactions
During the three months ended September 30, 2006, the Company purchased approximately $146,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a joint venture party. The Company had $67,500 of outstanding payable balances owed to HHI on September 30, 2006.
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
Cash and Short Term Investments
We seek to maximize interest return on our cash reserves while minimizing risk. Therefore, we purchased two certificates of deposit, in the amount of $5,000,000 each, in the first quarter of 2006, and both from a single financial establishment. The first certificate was purchased at the end of January, had a term of 6 months, and earned an annual percentage rate of 5%. This certificate matured and the funds were transferred to a new financial institution and invested in triple A rated securities with maturities less than 90 days. Interest rates on these securities average 5.28%. The second certificate was purchased at the beginning of February, has a one year term, and earns an interest rate of 5.25%. Cash and investments held at financial institutions exceed the federal insured limit. Cash and short term investments represent 75% of our total assets at September 30, 2006.

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
We adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Statement of Operations during the three months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. We use share-based compensation to compensate certain executives and employees. If we issue stock related to this compensation, it could have a dilutive effect on our earnings per share. In addition, factors such as interest rates, the value of our stock and its volatility can significantly impact the compensation expense.
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

We manufacture proprietary products and other products based on design specifications provided by our customers. Revenue from sales of products are generally recognized at the time title to the goods and the benefits and risks of ownership passes to the customer which is typically when products are shipped based on the terms of the customer purchase agreement. Revenue relating to long-term fixed price contracts is recognized using the percentage of completion method. Under the percentage of completion method, contract revenues and related costs are recognized based on the percentage that costs incurred to date bear to total estimated costs. Changes in job performance, estimated profitability and final contract settlements may result in revisions to cost and revenue, and are recognized in the period in which the revisions are determined. Contract costs include all direct materials, subcontract and labor costs and other indirect costs. General and administrative costs are charged to expense as incurred. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued. The aggregate of costs incurred and estimated earnings recognized on uncompleted contracts in excess of related billings is shown as a current asset, and billings on uncompleted contracts in excess of costs incurred and estimated earnings is shown as a current liability.
These accounting policies were applied consistently for all periods presented. Our operating results would be affected if other alternatives were used.
GENERAL
We believe we are an early stage production company in an emerging industry and a leading developer of proprietary electric, hybrid and fuel cell digital power management systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system.
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
Our drive systems, in conjunction with, internal combustion engines, microturbines, fuel cells, flywheels, and generator sets provide state of the art hybrid-electric propulsion systems. Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (ICE), whether piston or turbine. With a hybrid system, a small piston or turbine engine – fueled by gasoline or diesel, CNG, methane, etc., in a tank — supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.
During the quarter ended September 30, 2006, we continued to develop and/or produce electric and hybrid electric drive systems and components for such customers as First Auto Works of China, Ford Motor Company (Ford), Hyundai Motor Car (Hyundai), the U.S. Military, International Truck and Engine (IC Corp.), Wrightbus Ltd. (Wrightbus), Tomoe of Japan and several other domestic and international vehicle and bus manufacturers. We also continue to advance its technologies and products for greater market penetration for 2006, and beyond. In addition, we continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.
We continue to support IC Corp. in their efforts to maximize exposure in the Hybrid School Bus Market. We have been involved in large shows in Albany, NY and Reno, NV, as well as smaller venues throughout the Midwest. The exposure via shows and direct interface will be aggressively pursued throughout the remainder of 2006, in an effort to promote IC Corp.’s production intent for Hybrid School Buses. IC Corp. claims to be the nation’s largest integrated school bus manufacturer with 60-65% of the school bus market share.
In July, IC Corp. announced it was ready to move to production on Hybrid School Buses. At the same time, IC Corp. announced that Enova would be their Hybrid drive system supplier. Also in July, Enova and IC Corp. were awarded a contract for nineteen Hybrid School Buses. These buses will be delivered to eleven states throughout the next three to six months. The award was based on a project coordinated by the Advanced Energy consortium and was the first major Hybrid School Bus award of its kind.
In August, Enova announced it had received a major initial contract from Phoenix Motorcars, to integrate ten Sport Utility Trucks (SUT) with their 90kW Electric Drive System. This award was Enova’s first award with a major North American Fleet operator.
In August, Enova announced that its common stock has been approved to be listed and will be available for trading on the American Stock Exchange (AMEX).
Wrightbus, one of the largest low-floor bus manufacturers in the United Kingdom, continues to purchase our diesel genset-powered, series hybrid drive systems for their medium and large bus applications. Our systems have been integrated into six of Wrightbus’ Hybrid Buses and were introduced into London’s public bus fleet in early February 2006. Although the buses were temporarily removed from service due to a non-hybrid related issue during this past quarter, we understand that these buses are back to operating on a seven day per week, eighteen hour per day schedule. We anticipate the results of this project will be increased Hybrid volumes in this arena.
Enova continues to implement the necessary processes and procedures to become ISO/QS certified in 2006. The certification will be valuable to optimize internal processes and efficiencies, as well as secure Enova’s position as a production supplier to major Original Equipment Manufacturers.
Ford Motor Company continues to evaluate our components in thirty Ford Focus Hydrogen Fuel Cell Vehicles being evaluated in three countries. According to Ford Motor Company communications, the vehicles have functioned satisfactorily, and they continue to evaluate markets for producing additional vehicles. In August, Enova announced that Ford Motor Company has ordered four (4) advanced design High Voltage Energy Converters (HVECs). This award confirms Ford’s continued interest in Enova’s technology During the last quarter we announced that Hyundai was using its Hybrid Drive components to power a Fuel Cell Bus and two Hyundai Tucsons being featured at the World Cup Soccer tournament in Germany. Hyundai is an official sponsor of the World Cup Soccer tournament through 2014. At this year’s event, Hyundai had thirty two buses in use. One of the thirty two Hyundai Buses was hybrid powered by our 240kW Induction Motor and High Voltage Motor Control Unit. In addition to the bus, the Tucson’s contain our 80kW Induction Motor and Control Unit. We expect Hyundai to utilize more vehicles of this type in the future and expect to be their supplier in said vehicles. Our alliance with Hyundai has been critical to the development of hybrid systems such as the ones being used in the fuel cell bus and Tucson’s.
Throughout the quarter we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. During the quarter we provided a large fleet operator a functional vehicle for evaluation. We expect this evaluation period to take several weeks, and expect results to be positive with a likelihood of future volume. Every effort is made to continue to mature these relationships, as we hope that they will eventually lead to viable business relationships.
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
Our operations during the period ended September 30, 2006 and the year ended December 31, 2005 were financed by development contracts and product sales, as well as from working capital reserves.
During the nine months ended September 30, 2006, our operations required $3,439,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable at September 30, 2006 decreased by $1,878,000, from $2,173,000, or approximately 86% from the balance at December 31, 2005 (net of reserves). The decrease was primarily due to collections made on outstanding receivables from Tomoe Manufacturing in the first and third quarter of 2006.
Inventory balances increased by $83,000 from $1,016,000 to $1,099,000 when comparing the period end balances at September 30, 2006 and December 31, 2005. During the fourth quarter of 2005, we completed several large development contracts, including the Tomoe project. Conversely, in the first nine months of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, inventory did not experience significant turnover when comparing quarter on quarter.
Prepaid expenses and other current assets increased by $240,000 net of amortization at September 30, 2006 from the December 31, 2005 balance of $182,000, or 132%. The increase is attributable to interest receivable on one certificate of deposit and cash held in a short term, cash equivalent, investment account.
Fixed assets increased by $104,000, net of depreciation and write-offs at September 30, 2006 from the December 31, 2005 balance of $576,000. In the first nine months of 2006, we purchased $338,000 in new property and equipment. We recognized $234,000 of depreciation expense for the nine months ended September 30, 2006.
Equity method investments decreased by $42,000 in the first nine months of 2006 from $1,649,000 at December 31, 2005, which reflects our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the first nine months of 2006, the ITC generated a net loss of approximately $105,000 resulting in a charge to us of $42,000 utilizing the equity method of accounting for our interest in the ITC.

Other assets decreased by $88,000 when comparing the September 30, 2006 balance of $102,000 with the December 31, 2005 balance of $190,000. The decrease is occurring as a result of amortization of the Ford Value Participation Agreement and our other intellectual property assets.
Accounts payable at September 30, 2006 decreased by $1,308,000, to $88,000 from $1,396,000 at December 31, 2005. During the fourth quarter of 2005, the Company completed several large development contracts, including the Tomoe project. Conversely, in the first nine months of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, the Company did not incur significant trade payables resulting from inventory purchases. Meanwhile, we continued to pay our trade payables in the due course.
Accrued payroll at September 30, 2006 increased by $50,000, to $245,000 from $195,000 at December 31, 2005. This is a result of open positions in the fourth quarter of 2005, as well as an increase in the total number of personnel at September 30, 2006.
Other accrued expenses increased by $249,000 when comparing the balance at September 30, 2006 from the balance of $302,000 at December 31, 2005. This fluctuation is primarily due to un-invoiced out-sourced production services and internal project services at September 30, 2006.
Accrued interest increased by $413,000 for the first nine months of 2006, a decrease of 37% from the balance of $1,113,000 at December 31, 2005. The decrease was due to the settlement of certain components of interest payable on the Note due the Credit Managers Association of California, combined with interest accrued on the remaining balance of notes payable.
RESULTS OF OPERATIONS
Net revenues for the nine months ended September 30, 2006 were $1,185,000 as compared to $2,871,000 for the corresponding period in 2005. Net revenues were $424,000 for the three months ended September 30, 2006 as compared to $857,000 for the same period in 2005. Net production sales for the nine months ended September 30, 2006 decreased to $746,000 from $1,711,000 in the same period in 2005. Net production sales for the three months ended September 30, 2006 increased to $405,000 from $402,000 for the corresponding period in 2005. Research and development revenues decreased to $439,000 in the first nine months of 2006, from $1,160,000 during the same period in 2005. For the three months ending September 30, 2006, research and development revenues decreased to $19,000 from $455,000 for the same period in 2005. In the first quarter and nine months of 2006, our revenues derived mostly from production type contracts with Hyundai Motor Corporation and the State of Hawaii. The decrease in revenues in the first nine months of 2006 for the corresponding periodd of 2005 was a result of contracts that were completed or near completion in 2005. During the first nine months of 2006, we focused on establishing new customer relationships and submitting proposals. As a result, we have been awarded contracts with, but have not yet recognized revenues from, IC Corp. for nineteen school buses, Phoenix Motor Car for ten sport utility trucks and Ford Motor Company for four High Voltage Energy Converters (HVEC). We have additional proposals with other potential customers who have not yet made final decisions.
Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the three and nine months ended September 30, 2006 decreased $88,000 and $306,000, or 12% and 13% respectively from $729,000 and $2,322 000 respectively, for the same period in 2005. As a percentage, cost of revenues did not decrease in the same proportion as sales when comparing the three and nine months ended 2006 to the equivalent period in 2005. This is primarily attributable to continued product development initiatives. We anticipate there may be an increase in cost of sales for products due to potential weakening of the U.S. dollar. While we do not transact in foreign currencies, our suppliers are overseas and may raise our input prices in response to a weaker value of our functional currency, which is the U.S. Dollar.
Internal research, development and engineering expenses increased in the three and nine months ended September 30, 2006 to $297,000 and $929,000 as compared with $197,000 and $592,000 respectively, for the same period in 2005. We continue to develop several new products such as our post transmission parallel hybrid drive system and enhancements to our diesel generator set which account for a majority of the increase during the first quarter and nine months of 2006 when compared to the same period in 2005. We continue to allocate increased resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.
Selling, general and administrative expenses increased by $1,276,000 to $3,200,000 for the nine months ended September 30, 2006 from the previous year’s comparable reporting period. For the three months ended September 30, 2006, selling, general and administrative expenses increased by $476,000 to $1,241,000 when comparing with the three months ended September 30, 2005. The increase during the first nine months and quarter of 2006 when compared to the same periods in 2005 is attributable to additional costs associated with marketing, engineering and technical staff. We also have experienced increased expenditures related to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002. We have incurred additional cost in our efforts to remediate certain material weaknesses, as described in Item 4 “Controls and Procedures.” Furthermore, we are in the process of upgrading our accounting and reporting software, thus further contributing to the general and administrative cost increase. Management believes that as we move toward sustainable production, our cost structure will become more efficient.
Interest income/expense increased by $59,000 for the three months ended September 30, 2006, up from the same period in 2005, and now shown net as interest income. The increase in the three months ended September 30, 2006 is illustrated as the net effect of interest income earned on cash and certificates of deposit, and regular interest expense recognized on the remaining debt outstanding. For the nine months ended September 30, 2006, interest income/expense increased by $530,000, primarily related to the settlement of portions of our note payable to the Credit Managers Association of California.
We incurred net losses of $1,637,000 and $3,163,000 for the three and nine months ended September 30, 2006 compared to a loss of $782,000 and $2,123,000 for the three and nine months ended September 30, 2005, respectively. The increase in net loss for the three and nine months ended 2006 is a result of increased operational costs associated with our expanding product and marketing initiatives.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the nine months ended September 30, 2006. For the financial statements (and corresponding Annual Report on Form 10K) for the year ended December 31, 2005, as well as for the three months ended March 31, 2006, we have concluded that our disclosure controls were not effective. As of the quarter ended September 30, 2006, we have identified and isolated an internal control deficiency associated with our disclosure controls. We identified a clerical error in the preparation of the first quarter 2006 financial statements that resulted in a misclassification of certain line items within the total revenue and total cost of revenue. The total revenue, total cost of revenue, gross profit and net loss were not affected by the misclassification. Once we identified this deficiency we reviewed our procedures and modified them to include additional reviews of the financial statements, disclosures, and related regulatory filings. This includes formal reviews by directors, audit committee members, executives, and accounting managers. Our remediation efforts in connection with our material weakness related to separation of duties identified this issue, and will continue to resolving this deficiency. We subscribe to several publications and services that assist management in remaining up to date on all recent disclosure guidance. Furthermore, we expect to achieve additional disclosure controls assurance upon the successful implementation of a new accounting and reporting system, which is scheduled for the fourth quarter of 2006. We believe that these remediation efforts will be successful. We will soon begin testing to determine that these controls are effective and the associated control weaknesses have been remediated.

Changes in internal controls over financial reporting.
We previously reported in Item 9A- “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2005 and in “Risk Factors” included in this Quarterly Report on Form 10-Q a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. For the nine months ended September 30, 2006, we have conducted a detailed risk analysis of the inventory cycle, and identified the specific process deficiencies that are contributing to the control weaknesses. We have adopted formalized policies and procedures surrounding the inventory deficiencies. This includes detailed inventory and pricing review, formalized cycle count and resolution procedures, and increased monitoring over the purchasing and inventory requisition processes. We believe that these remediation efforts will be successful. We will soon begin testing to determine that these controls are effective and the associated control weaknesses have been remediated.
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
Other than noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter and nine months ended September 30, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 8, 2006, we were not involved in any material legal proceedings.
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
We have experienced recurring losses from operations and had an accumulated deficit of $105,749,000 at September 30, 2006. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits, if any, for income tax purposes.
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
We previously reported in Item 9A- “Controls and Procedures” in our 2005 Annual Report on Form 10-K a material weakness in internal control over inventory pricing, tracking, and the reserve analysis. In response to the material weakness, we have conducted a full review of inventory processes and procedures. Furthermore, we have begun to institute additional control procedures and monitoring to assure the effectiveness of the controls surrounding the inventory process(es). However, for the nine months ended September 30, 2006, management has concluded that the Company’s disclosure controls are not effective. Although management has begun the process of remediation, we can not assure you that we will be successful in a manner, if at all. See Part I, Item 4, “Controls and Procedures.”
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
California law generally prohibits the payment of dividends unless the Company has sufficient retained earnings or meets certain asset to liability ratios.
Prior to September 2005, for each meeting attended in person, each outside director received $2,000 in cash and $4,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices; for each telephonic Board meeting, each outside director received $500 in cash and $500 of stock valued on the date of the meeting at the average of the closing ask and bid prices; and for each meeting of a Board committee attended in person, a committee member received $1,000 in cash and $1,000 of stock valued on the date of the meeting at the average of the closing ask and bid prices. In September 2005, the compensation structure for Directors was changed. Effective in the fourth quarter of 2005 and the first quarter of 2006, Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in stock valued on the last business day of the quarter at the average of the closing ask and bid prices. The flat rate is not dependent on the amount or type of services performed by the Directors. Compensation for the chairman of the audit committee is $2,500 per quarter. The two audit committee members each receive $1,250 per quarter, effective March 31, 2006.
In the third quarter of 2006, and in accordance with the Directors Compensation Plan, the Company issued 8,220 shares of restricted common stock, valued at $30,000, to the Board of Directors as the share based portion of their compensation.
In the third quarter of 2006, the company issued 2,532 shares of restricted common stock, valued at $10,000, to an employee as a sign-on bonus.
These issuances were made in reliance on Section 4(2) of the Securities Act of 1933 or other available exemptions and were made without general solicitation or advertising.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as permitted by Item 601(b)(32)(ii) of Regulation S-K. This Exhibit 32.1 is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and is not and should not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

*	filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 13, 2006
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