Form 10-Q/A
period 2006-09-30
ENOVA SYSTEMS INC
filed 2006-12-29
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      To
Commission File No. 001-33001
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
EXPLANATORY NOTE: The Company initially filed its Form 10-Q for the quarter ended September 30, 2006 on November 13, 2006. As reported in a Form 8-K filed November 29, 2006, the Company’s independent registered public accounting firm, Windes & McClaughry Accountancy Corporation (“Windes”), notified the Company that the Form 10-Q was filed without Windes’s express authorization. The Company subsequently obtained authorization from Windes to refile this Form 10-Q as amended. The disclosure in this amended Form 10-Q now contains (a) an additional $4,000 in net losses as reflected in the subsequent event Note 6 to the financial statements and (b) an updated and expanded discussion of factors the Company’s principal executive and financial officers considered in reaching their conclusions as to the effectiveness of the Company’s controls and procedures.

INDEX
ENOVA SYSTEMS, INC.
CERTIFICATIONS
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q/A are the property of their respective holders.

ENOVA SYSTEMS, INC.
BALANCE SHEETS

	As of	As of
	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS

Current assets
Cash and cash equivalents	$7,340,000	$16,187,000
Short term investment	5,000,000	—
Accounts receivable, net	183,000	2,173,000
Inventories and supplies, net	1,200,000	1,016,000
Prepaid expenses and other current assets	429,000	182,000

Total current assets	14,152,000	19,558,000
Property and equipment, net	680,000	576,000
Equity method investment	1,607,000	1,649,000
Other assets	102,000	190,000

Total assets	$16,541,000	$21,973,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$88,000	$1,396,000
Accrued payroll and related expense	245,000	195,000
Other accrued expenses	551,000	302,000
Current portion of notes payable	67,000	42,000

Total current liabilities	951,000	1,935,000
Accrued interest payable	700,000	1,113,000
Notes payable, net of current portion	1,306,000	2,321,000

Total liabilities	$2,957,000	$5,369,000

Commitments and contingencies
Stockholders’ equity (deficit)
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,674,000 and 2,674,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,604,000	$1,679,000	$1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,217,000 and 1,217,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,434,000	2,434,000	2,434,000
Common Stock, no par value 750,000,000 shares authorized, 14,800,000 and 14,783,000 shares issued and outstanding	109,422,000	109,323,000
Common stock subscribed	36,000	30,000
Stock notes receivable	(1,176,000)	(1,176,000)
Additional paid-in capital	6,942,000	6,900,000
Accumulated deficit	(105,753,000)	(102,586,000)

Total stockholders’ equity	13,584,000	16,604,000

Total liabilities and stockholders’ equity	$16,541,000	$21,973,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30,

	Nine Months		Three Months
	2006	2005	2006	2005
Net revenues
Research and development contracts	$439,000	$1,160,000	$19,000	$455,000
Production	634,000	1,711,000	293,000	402,000

Total net revenues	1,073,000	2,871,000	312,000	857,000

Cost of revenues
Research and development contracts	767,000	813,000	211,000	393,000
Production	1,228,000	1,509,000	409,000	336,000

Total cost of revenues	1,995,000	2,322,000	620,000	729,000

Gross profit (loss)	(922,000)	549,000	(308,000)	128,000

Operating expenses
Research and development	929,000	592,000	297,000	197,000
Selling, general and administrative	3,113,000	1,924,000	1,154,000	765,000

Loss from operations	(4,964,000)	(1,967,000)	(1,759,000)	(834,000)

Other income and (expense)
Interest and other income/expense, net	447,000	(83,000)	118,000	59,000
Equity in losses of equity method investee	(42,000)	(73,000)	—	(7,000)
Debt extinguishment	920,000	—	—	—
Interest extinguishment	472,000	—	—	—

Total other income (expense)	1,797,000	(156,000)	118,000	52,000

Net loss	$(3,167,000)	$(2,123,000)	$(1,641,000)	$(782,000)

Basic earnings (loss) per share	$(0.21)	$(0.20)	$(0.11)	$(0.06)

Diluted earnings (loss) per share	$(0.21)	$(0.20)	$(0.11)	$(0.06)

Weighted-average number of shares outstanding	14,800,000	10,628,000	14,800,000	13,373,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,

	2006	2005
Cash flows from operating activities
Net loss	$(3,167,000)	$(2,123,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	(920,000)	—
Interest extinguishment	(472,000)	—
Depreciation and amortization	322,000	79,000
Equity in losses of equity method investee	42,000	73,000
Issuance of common stock for services	105,000	237,000
Equity compensation expense	42,000	—
(Increase) decrease in:
Accounts receivable	1,990,000	(357,000)
Inventory and supplies	(184,000)	(235,000)
Prepaid expenses and other current asset	(247,000)	(36,000)
Increase (decrease) in:
Accounts payable	(1,308,000)	511,000
Accrued payroll and related expenses	50,000	(22,000)
Other accrued expenses	249,000	(228,000)
Accrued interest payable	59,000	231,000

Net cash used in operating activities	(3,439,000)	(1,870,000)

Cash flows from investing activities
Purchase of short term investment	$(5,000,000)	$—
Purchases of property and equipment	(243,000)	(155,000)

Net cash used in investing activities	(5,243,000)	(155,000)

Cash flows from financing activities
Net payments on line of credit	$—	$(229,000)
Payment on notes payable and capital lease obligations	—	(17,000)
Net proceeds from sale of common stock	—	18,361,000
Payment to extinguish debt	(165,000)	—

Net cash provided by (used in) financing activities	(165,000)	18,115,000

Net increase (decrease) in cash and cash equivalents	(8,847,000)	16,090,000
Cash and cash equivalents, beginning of period	16,187,000	1,575,000

Cash and cash equivalents, end of period	$7,340,000	$17,665,000

Supplemental disclosure of cash flow information
Interest paid	$—	$5,000

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities
Conversion of preferred stock to common stock	$—	$40,000

Software acquired through financing agreement	$95,000	$—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at September 30, 2006 and the interim results of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 have been included. The balance sheet at December 31, 2005, presented herein, has been prepared from the audited financial statements of our company for the year then ended.
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

Nine Months Ended
September 30, 2006,
Dividend Yield	0.0%
Expected Volatility	57.4%
Risk-Free Interest Rate	4.0%
Forfeiture Rate, officer and senior management grants	61.6%
Forfeiture Rate, non-officer grants	28.8%
Estimated Life	5 Years
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
NOTE 3 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	Sep 30 2006	Dec 31 2005
	(unaudited)	(audited)
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. The prime rate resets once a year at April 30. At September 30, 2006, interest was being accrued at a rate of 10.75%. Principal and unpaid interest due in April 2016.	1,238,000	2,321,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 5% per annum. Principal and unpaid interest due now.	40,000	40,000
Secured note payable to a financial institution in the original amount of $33,000, bearing interest at 8% per annum, payable in 36 equal monthly installments.	—	2,000

Secured note payable to a financing company in the original amount of $95,000, bearing interest at 6.21% per annum, payable in 39 equal monthly installments.	95,000	—

	1,373,000	2,363,000
Less current maturities	67,000	42,000

Long-term portion	$1,306,000	$2,321,000

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
NOTE 6 — Subsequent Events
As reported in the Company’s Form 8-K filed November 29, 2006, the Company’s independent registered public accounting firm, Windes & McClaughry Accountancy Corporation, notified the Company that the initial Form 10-Q for the quarter ended September 30, 2006 as filed November 13, 2006 was filed without Windes’s express authorization. The Company subsequently obtained authorization from Windes to refile this Form 10-Q as amended.
The Company has amended its original Form 10-Q for the quarter ended September 30, 2006, filed on November 13, 2006 to properly state revenue and expenses on certain invoiced purchase orders. The Company originally recorded revenue and the related expenses for these purchase orders, however, after further analysis of the facts it was determined that the revenue recorded relating to these purchase orders did not meet the requirements as earned revenue. As a result, the Company has amended this Form 10-Q to reverse the revenue of $112,000 and related costs of $108,000. The effects to the income statement were to reduce production revenue by $112,000, reduce production labor by $21,000 and reduce outside services by $87,000. This resulted in a net increase in the Company’s operating loss for the quarter of $4,000. The effects to the balance sheet were to reduce accounts receivable by $112,000, increase inventory by $101,000, increase prepaid expenses by $7,000 and increase the accumulated deficit by $4,000.
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
During the nine months ended September 30, 2006, our operations required $3,439,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable at September 30, 2006 decreased by $1,990,000, from $2,173,000, or approximately 92% from the balance at December 31, 2005 (net of reserves). The decrease was primarily due to collections made on outstanding receivables from Tomoe Manufacturing in the first and third quarter of 2006.
Inventory balances increased by $184,000 from $1,016,000 to $1,200,000 when comparing the period end balances at September 30, 2006 and December 31, 2005. During the fourth quarter of 2005, we completed several large development contracts, including the Tomoe project. Conversely, in the first nine months of 2006, we were focused more on internal research and development as well as sales and marketing activities. As such, inventory did not experience significant turnover when comparing quarter on quarter.
Prepaid expenses and other current assets increased by $247,000 net of amortization at September 30, 2006 from the December 31, 2005 balance of $182,000, or 137%. The increase is attributable to interest receivable on one certificate of deposit and cash held in a short term, cash equivalent, investment account.
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
Accrued interest decreased by $413,000 for the first nine months of 2006, a decrease of 37% from the balance of $1,113,000 at December 31, 2005. The decrease was due to the settlement of certain components of interest payable on the Note due the Credit Managers Association of California, combined with interest accrued on the remaining balance of notes payable.
RESULTS OF OPERATIONS
Net revenues for the nine months ended September 30, 2006 were $1,073,000 as compared to $2,871,000 for the corresponding period in 2005. Net revenues were $312,000 for the three months ended September 30, 2006 as compared to $857,000 for the same period in 2005. Net production sales for the nine months ended September 30, 2006 decreased to $634,000 from $1,711,000 in the same period in 2005. Net production sales for the three months ended September 30, 2006 decreased to $293,000 from $402,000 for the corresponding period in 2005. Research and development revenues decreased to $439,000 in the first nine months of 2006, from $1,160,000 during the same period in 2005. For the three months ending September 30, 2006, research and development revenues decreased to $19,000 from $455,000 for the same period in 2005. In the first quarter and nine months of 2006, our revenues derived mostly from production type contracts with Hyundai Motor Corporation and the State of Hawaii. The decrease in revenues in the first nine months of 2006 for the corresponding periodd of 2005 was a result of contracts that were completed or near completion in 2005. During the first nine months of 2006, we focused on establishing new customer relationships and submitting proposals. As a result, we have been awarded contracts with, but have not yet recognized revenues from, IC Corp. for nineteen school buses, Phoenix Motor Car for ten sport utility trucks and Ford Motor Company for four High Voltage Energy Converters (HVEC). We have additional proposals with other potential customers who have not yet made final decisions.
Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the three and nine months ended September 30, 2006 decreased $109,000 and $327,000, or 15% and 14% respectively from $729,000 and $2,322,000 respectively, for the same period in 2005. As a percentage, cost of revenues did not decrease in the same proportion as sales when comparing the three and nine months ended 2006 to the equivalent period in 2005. This is primarily attributable to continued product development initiatives. We anticipate there may be an increase in cost of sales for products due to potential weakening of the U.S. dollar. While we do not transact in foreign currencies, our suppliers are overseas and may raise our input prices in response to a weaker value of our functional currency, which is the U.S. Dollar.
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
Selling, general and administrative expenses increased by $1,189,000 to $3,113,000 for the nine months ended September 30, 2006 from the previous year’s comparable reporting period. For the three months ended September 30, 2006, selling, general and administrative expenses increased by $389,000 to $1,154,000 when comparing with the three months ended September 30, 2005. The increase during the first nine months and quarter of 2006 when compared to the same periods in 2005 is attributable to additional costs associated with marketing, engineering and technical staff. We also have experienced increased expenditures related to stricter regulatory oversight in conjunction with the Sarbanes-Oxley Act of 2002. We have incurred additional cost in our efforts to remediate certain material weaknesses, as described in Item 4 “Controls and Procedures.” Furthermore, we are in the process of upgrading our accounting and reporting software, thus further contributing to the general and administrative cost increase. Management believes that as we move toward sustainable production, our cost structure will become more efficient.
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
We incurred net losses of $1,641,000 and $3,167,000 for the three and nine months ended September 30, 2006 compared to a loss of $782,000 and $2,123,000 for the three and nine months ended September 30, 2005, respectively. The increase in net loss for the three and nine months ended 2006 is a result of increased operational costs associated with our expanding product and marketing initiatives.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures.
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q/A for the nine months ended September 30, 2006. As a result of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls were not effective.
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
In addition, as reported in the Explanatory Note to this Form 10-Q amendment and in a Form 8-K filed November 29, 2006, the company’s independent auditor Windes & McClaughry Accountancy Corporation notified the company that the initial Form 10-Q for the quarter ended September 30, 2006 as filed November 13, 2006 was filed without Windes’s express authorization. Although the company believed it was authorized to file the Form 10-Q at the time, the notification by the company’s independent auditor signifies to the company’s principal officers that the company’s disclosure controls and procedures were not effective as of the end of the period covered by this Form 10-Q. The company subsequently obtained authorization from Windes to refile this Form 10-Q as amended. Going forward, the company will strive to ensure all appropriate authorizations are received prior to making any public filings. To this end, each of the Chief Executive Officer, Chief Financial Officer, and the Chairman of the Audit Committee will document in writing that written auditor authorization has been delivered to the Company prior to filing any periodic report, current report, or registration statement that requires auditor consent or review.
Further, in connection with resolving the Form 10-Q filing issue addressed in the prior paragraph and as part of their disclosure controls and procedures evaluation, the Company’s principal officers also have factored in specific concerns regarding revenue recognition and general concerns regarding documentation.
First, as reflected in Note 6 to the financial statements elsewhere in this Form 10-Q/A, the Company initially recorded revenue for certain invoiced purchase orders that upon further reflection had not been properly earned yet as revenue pursuant to relevant accounting literature. Accordingly, in this Form 10-Q/A, the Company has reversed out the associated components of revenue and related costs resulting in a net increase in operating loss of $4,000. Notwithstanding the amount involved, any correction to its financial statements impacts the integrity of the Company’s overall controls and procedures. The Company’s Chief Executive Officer, Chief Financial Officer, and Audit Committee Chairman have actively discussed this matter and are committed to reaching the correct application of relevant accounting standards. To this end, as noted in changes in internal controls over financial reporting below, the Company has retained Jarett Fenton, CPA, as a special consultant to assist in reviewing and documenting the Company’s accounting memoranda.
Second, in at least one instance, the Company was unable to produce original documentation to support an accounting treatment that nonetheless was appropriate. An inability to properly obtain supporting documentation impacts the integrity of the Company’s overall controls and procedures. The Company’s Chief Executive Officer, Chief Financial Officer, and Audit Committee Chairman have actively discussed this matter and are committed to ensuring all necessary and appropriate documentation is obtained, organized, and readily available. The Company believes that the recent hiring of a new Chief Financial Officer has enabled it to take steps to improve its documentation process. However, the Chief Executive Officer and the audit committee recognize that more improvements would be beneficial to the Company. Therefore, as noted in the changes in internal controls over financial reporting below, the Company has retained special consultant Jarrett Fenton to, in conjunction with the Chief Financial Officer and with the involvement as appropriate of the Chief Executive Officer and Audit Committee, review and further improve the Company’s documentation controls and procedures.

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
Further, subsequent to the filing of the initial Form 10-Q, the company has retained Jarett Fenton, CPA. Mr. Fenton will review and document the company’s accounting memoranda, assess the company’s preparation for Section 404 compliance, and perform other documentation roles as requested. He will report to the audit committee and work under its direction.
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
We have experienced recurring losses from operations and had an accumulated deficit of $105,753,000 at September 30, 2006. There is no assurance, however, that any net operating losses will be available to us in the future as an offset against future profits, if any, for income tax purposes.
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
We previously reported in Item 9A- “Controls and Procedures” in our 2005 Annual Report on Form 10-K certain material weaknesses in internal controls. In response to the material weakness, we have conducted certain reviews of processes and procedures. However, for the nine months ended September 30, 2006, management has concluded that the Company’s disclosure controls are not effective, including with respect to application of accounting standards and maintenance of appropriate documentation. Although management has begun the process of remediation, we can not assure you that we will be successful in a manner, if at all. See Part I, Item 4, “Controls and Procedures.”
Under the current SEC rules and regulations, as a non-accelerated filer, starting with our Form 10-K for the fiscal year ending December 31, 2007, our management will be required to assess the effectiveness of our internal controls in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and the related SEC rules. In turn, starting with our Form 10-K for the fiscal year ending December 31, 2008, our auditor will be required to attest to the effectiveness of our internal controls. While we intend to address and have begun efforts to remediate any material weaknesses, including, subsequent to the filing of our annual report on Form 10-K, the hiring of a Chief Financial Officer and a Controller, as well as a special consultant, to oversee the remediation process, there is no assurance that this will be accomplished. These efforts may necessitate significant time and attention of our management and additional resources. If we fail to satisfactorily strengthen the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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
Date: December 29, 2006
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