Form 10-Q
period 2007-03-31
ENOVA SYSTEMS INC
filed 2007-05-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no. 1-33001
ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3056150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐       No ☑
     As of May 10, 2007, there were 14,828,000 shares of common stock outstanding.

INDEX
ENOVA SYSTEMS, INC.

Page No.
PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements	3

Balance Sheets:
March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

Statements of Operations (unaudited):
Three months ended March 31, 2007 and 2006	4

Statements of Cash Flows (unaudited):
Three months ended March 31, 2007 and 2006	5

Notes to Financial Statements (unaudited):
Three months ended March 31, 2007 and 2006	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.

Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.

Control and Procedures	17

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings	17

Item 1A

Risk Factors	17

Item 6.

Exhibits	17

SIGNATURE	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
As of March 31, 2007 (unaudited) and December 31, 2006 (audited)

	As of March 31, 2007	As of December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$8,649,000	$5,612,000
Short term investment	—	5,000,000
Accounts receivable, net	1,102,000	358,000
Inventories and supplies, net	2,773,000	1,704,000
Prepaid expenses and other current assets	184,000	708,000

Total current assets	12,708,000	13,382,000

Property and equipment, net	665,000	627,000
Ownership interest in joint venture company	1,606,000	1,647,000
Intangible assets	73,000	74,000

Total assets	$15,052,000	$15,730,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$321,000	$382,000
Deferred revenues	408,000	399,000
Accrued payroll and related expense	307,000	220,000
Other accrued expenses	1,036,000	664,000
Current portion of notes payable	83,000	71,000

Total current liabilities	2,155,000	1,736,000

Accrued interest payable	768,000	735,000
Notes payable, net of current portion	1,275,000	1,295,000

Total liabilities	$4,198,000	$3,766,000

Stockholders’ equity
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,652,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,591,000	1,679,000	1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,185,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,370,000	2,432,000	2,432,000

Common Stock, no par value 750,000,000 shares authorized 14,828,000 and 14,816,000 shares issued and outstanding, respectively	109,496,000	109,460,000
Common stock issuable	36,000	36,000
Stock notes receivable	(1,149,000)	(1,176,000)
Additional paid-in capital	6,975,000	6,955,000
Accumulated deficit	(108,615,000)	(107,422,000)

Total stockholders’ equity	10,854,000	11,964,000

Total liabilities and stockholders’ equity	$15,052,000	$15,730,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
For the Quarters Ended March 31, 2007 and 2006 (unaudited)

	3/31/2007	3/31/2006
Net revenues

Research and development contracts	$—	$264,000
Production	1,543,000	45,000

Total net revenues	1,543,000	309,000

Cost of revenues

Research and development contracts	—	290,000

Production	1,383,000	170,000

Total cost of revenues	1,383,000	460,000

Gross profit (loss)	160,000	(151,000)

Operating expenses
Research and development	95,000	325,000
Selling, general & administrative	1,328,000	924,000

Total operating expenses	1,423,000	1,249,000

Other income and (expense)
Interest and financing fees, net	111,000	179,000
Equity loss — share of joint venture company losses	(41,000)	(26,000)
Debt extinguishment	—	920,000
Interest extinguishment	—	472,000

Total other income and (expense)	70,000	1,545,000

Income (Loss) from operations	(1,193,000)	145,000

Net Income (loss)	$(1,193,000)	$145,000

Basic and diluted earnings (loss) per share	(0.08)	0.01
Weighted-average number of shares outstanding/basic and diluted	14,821,982	14,783,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2007 and 2006 (unaudited)

	2007	2006
Cash flows from operating activities
Net Income (loss)	(1,193,000)	145,000
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	—	(920,000)
Interest extinguishment	—	(472,000)
Depreciation and amortization	74,000	90,000
Equity in losses of equity method investee	41,000	26,000
Issuance of common stock for services	36,000	30,000
Issuance of common stock for bonuses	—	—
Stock option expense	20,000	14,000
(Increase) decrease in
Accounts receivable	(744,000)	1,399,000
Inventory and supplies	(1,069,000)	2,000
Note receivable — related party	—	—
Prepaid expenses and other current assets	524,000	(92,000)
Other assets	—	—
Increase (decrease) in
Accounts payable	(61,000)	(1,236,000)
Accrued expenses	459,000	(91,000)
Deferred revenues	9,000	—
Accrued interest payable	33,000	(7,000)

Net cash provided by (used in) operating activities	(1,871,000)	(1,112,000)

Cash flows from investing activities
Purchases of short-term securities	—	(10,000,000)
Sales of short-term securities	5,000,000	—
Purchases of property and equipment	(111,000)	(84,000)

Provided by
Net (cash used) in investing activities	4,889,000	(10,084,000)

Cash flows from financing activities
Net increase from line of credit	—	—
Payment on notes payable and capital lease obligations	(8,000)	—
Proceeds from notes payable	—	—
Payment to extinguish debt		(165,000)
Net Proceeds from sales of common stock	—	—
Proceeds from stock notes receivable	27,000	—
Payments on stock notes receivable	—	—

Net cash provided by (used in) financing activities	19,000	(165,000)

Net increase (decrease) in cash and cash equivalents	3,037,000	(11,361,000)

Cash and cash equivalents, beginning of period	5,612,000	16,187,000

Cash and cash equivalents, end of period	8,649,000	4,826,000

Interest paid	1,400	0

Income taxes paid	0	0

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at March 31, 2007 and the interim results of operations for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 have been included. The balance sheet at December 31, 2006, presented herein, has been prepared from the audited financial statements of our company for the year then ended.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The March 31, 2007 and December 31, 2006 inventories are reported at the lower of cost or market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.
Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2006, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and preferred stock conversions.
The results of operations for the three months ended March 31, 2007 presented herein are not necessarily indicative of the results to be expected for the full year.
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

The Company determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
Stock Based Compensation Issued to Third Parties
The Company accounts for stock based compensation issued to third parties, including customers, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services , and EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Under the provisions of EITF 96-18, if none of the Company’s agreements have a disincentive for nonperformance, the Company records a charge for the fair value of the stock and the portion of the warrants earned from the point in time when vesting of the stock or warrants becomes probable. EITF 01-9 requires that the fair value of certain types of warrants issued to customers be recorded as a reduction of revenue to the extent of cumulative revenue recorded from that customer. The Company has not given any stock based consideration to a customer.
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
Stock options for the 1996 Stock Option Plan, and the 2006 Stock Option Plan were approved by the stockholders. All stock options have terms of 10 years, except for options issued to employees which have a term of 5 years, and generally vest and become fully exercisable four years from the date of grant. The vesting schedule for stock option grants are generally as follows: 25% of the grant vests upon one year from date of grant with the remainder of the grant vesting in 36 equal monthly installments thereafter.
Quarter ended March 31, 2007
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $20,000 for the three months ended March 31, 2007, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	3-21-2007	3-31-2006
Income from continuing operations before income taxes	$20,000	$14,000

Income from continuing operations after income taxes	$20,000	$14,000

Cash flows from operations	$20,000	$14,000

Cash flows from financing activities	$—	$—

Basic and Diluted EPS	$—	$—

During the quarters ended March 31, 2007, and 2006 the Company did not grant any stock options
As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized is $100,000. The weighted average period over which the future compensation cost is expected to be recognized is 30 months. The aggregate intrinsic value of total awards outstanding, is $645,520.
General Option Information
A summary of option activity is as follows:

	1996 Plan	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Term
Outstanding December 31, 2006	162,000	$4.43	7.75

Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2007	162,000	$4.43	7.75

Vested Expected to Vest	162,000	$4.43	7.75

Exercisable, March 31, 2006	128,000	$4.35	7.63

The weighted-average remaining contractual life of the options outstanding at March 31 2007 was 7.75 years. The exercise prices of the options outstanding at March 31, 2007 ranged from $4.35 to $4.95. The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 7.96 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $4.35 to $4.95. Options exercisable were 128,000 and 119,000 at March 31, 2007 and December 31, 2006, respectively.
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
The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered.
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
Recently Issued Pronouncement
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.
The Company files federal income tax returns in the U.S. The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2003. Certain U.S. Federal returns for years 2006 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
NOTE 2 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	March 31, 2007
	(unaudited)	December 31, 2006

Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in monthly installments	80,000	88,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due now	40,000	40,000
Less current maturities	(83,000)	(71,000)
Long-term portion	1,275,000	1,295,000

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
NOTE 3 – Shareholders’ Equity
During the three months ended March 31, 2007, the Company recorded 9,000 shares of restricted common stock as common stock subscribed, valued at $36,000, to the Board of Directors at an average price of $4.00 per share for board meetings and committee meetings during the first quarter of 2007.
During the three months ended March 31, 2007, the Company issued 12,000 shares of restricted common stock to the Board of Directors from common stock subscribed.
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
NOTE 4 – Related Party Transactions
During the three months ended March 31, 2007, the Company purchased approximately $396,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a related party. The outstanding payable balance owed to HHI on March 31, 2007 was approximately $107,000.
A relative of the Company’s CEO, is a majority owner of a website consulting firm, which provides services (branding) to the Company. During the three months ended March 31, 2007, The Company paid consulting fees and expenses to this firm in the amount of approximately $59,000
NOTE 5 — Material Commitments: None
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

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
GENERAL
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
In August, 2006, we entered into a contract with Verizon to design, integrate, and deliver 13 service vans. In 2007, we continue to work actively with Verizon. We believe that working with the 2nd largest fleet operator in North America will generate further exposure in the domestic market, and bring additional focus on our unique fleet solutions.
As part of our continuing strategic relationship with International Truck and Engine Corp (IC Corp), we executed an agreement to produce the nations first 19 hybrid school buses. IC Corp is the nation’s largest school bus manufacturer, claiming over 60% of the Domestic Build. In addition to school buses, IC Corp is teaming with Enova to supply hybrid buses to the Commercial Bus Market.

Throughout the first quarter of 2007, we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. Every effort is made to continue to mature these relationships, as we believe that they will eventually lead to viable business relationships.
Enova believes that our business outlook is improving. Greater recognition and strong engineering have allowed us to make several key strides towards sustainable revenue. In conjunction with this expected outlook, we have recently made several key management changes in the past months:
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
During the first quarter of 2007, we continued to advance our technologies and products for greater market penetration. We continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.
During the first quarter of 2007, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, International Truck and Engine (IC Corp), Ford Motor Company (Ford), Hyundai Motor Car, US Military, Wright Bus of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, Volvo/Mack, Tanfield/Smith Electric Vehicles and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped Enova easily surpass, since our inception, the manufacturing of its 900th system. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
CRITICAL ACCOUNTING POLICIES, JUDGMENTS, AND ESTIMATES
In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2006
The Company has also chosen certain accounting policies when options were available, including:
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
The Company adopted SFAS 123(R) using the modified prospective transition method as of and for the three months ended March 31, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the Company’s Statement of Operations during the three months ended March 31, 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.
The Company files federal income tax returns in the U.S. The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2003. Certain U.S. Federal returns for years 2006 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.
RESULTS OF OPERATIONS
Net revenues for the three months ended March 31, 2007 were $1,543,000 as compared to $309,000 for the corresponding period in 2006. Net production revenue for the quarter ended March 31, 2007 increased to $1,543,000 from $45,000 in the same period in 2006. This represents a large increase in production revenue when comparing quarter to quarter. Our research and development revenues decreased by $264,000 in the first quarter of 2007. The company did not have any research and development revenues in the first quarter of 2007, though we may realize research and development revenues in the future. In the first quarter of 2006, our revenues derived mostly from contracts with Hyundai Motor Corporation and the State of Hawaii. In addition, we recognized revenues from our project with Wrightbus and Tomoe. In the first quarter of 2007, the company shifted the focus towards production contracts, including arrangements with Verizon, International Truck, and Tanfield.
Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the quarter ended March 31, 2007 increased to $1,383,000 from $460,000 for the same period in 2006, primarily attributable to the increase in sales for the quarter, although we are also experiencing an increase in integration support costs. We anticipate there may be an increase in cost of sales for products due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary manufacturers.
Internal research, development and engineering expenses decreased in the three months ended March 31, 2007 to $95,000 as compared with $325,000 in the same period in 2006. While we continue to develop several new products such as our post transmission parallel hybrid drive system and enhancements to our diesel generator set, our focus has shifted towards production type arrangements, which accounts for the decrease in our internal research and development costs. We continue to allocate necessary resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.
Selling, general and administrative expenses increased by $404,000 to $1,328,000 for the three months ended March 31, 2007 from the previous year’s comparable period. The increase is attributable to additional engineering and technical staff employed in the first quarter of 2007 as well as increased expense due to stricter regulatory oversight. Further, we have experienced increased costs related to our implementation of a new firm-wide software solution. We have also increased our sales and marketing expenditures and have incurred additional costs associated with improving our internal processes to support our goal of becoming a production company. While management continues to explore cost reduction strategies in 2007, it is likely that our selling, general, and administrative expenses will continue to increase in the near future. We put a priority on achieving profitability, although management cannot assure that profitability will be achieved.
Interest income decreased by $68,000 in the first quarter of 2007, when compared to the same period in 2006. This decrease is a result of the Company having a smaller average cash balance for the comparable periods in 2007 and 2006.
We realized a net loss of $1,193,000 in the first quarter of 2007 compared to net income of $145,000 in the first quarter of 2006. The decrease is primarily attributable to the settlement of a portion of the debt outstanding to CMAC, resulting in a gain on settlement in the first quarter of 2006 of $1,392,000.
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
During the quarter ended March 31, 2007, our operations required $1,871,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable increased to $1,102,000, more than triple the balance at December 31, 2006 (net of write-offs). The increase is due to our increased sales volume in the first quarter of 2007.
Inventory balances increased by $1,069,000 when comparing the balances at March 31, 2007 and December 31, 2006. This represents a 63% increase in the inventory balance between the two periods. We have increased our materials purchasing volume during in the first quarter of 2007 to support our current sales order volume, as well as anticipated increases in future sales volume.
Prepaid expenses and other current assets decreased by net $524,000 at March 31, 2007 from the December 31, 2006 balance of $708,000, or 74%. The Company elected to transfer all Certificate of Deposit balances to a money market account, resulting in a decline in the accrued interest receivable. In addition, vendor prepayments of $143,000 for the Verizon van project were realized with product delivery.
Fixed assets increased by $38,000, net of depreciation and writeoffs, at March 31, 2007, when compared to the December balance of $627,000. In the first quarter of 2007, the Company purchased $111,000 in new property and equipment. The Company recognized $74,000 worth of depreciation expense for the quarter.
Equity method investments decreased by $41,000 in the first quarter of 2007 from a balance of $1,647,000 at December 31, 2006, reflecting a pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended March 31, 2007, the ITC generated a net loss of approximately $102,500 resulting in a charge to us of $41,000 utilizing the equity method of accounting for our interest in the ITC.
Accounts payable decreased in the first quarter of 2007 by $61,000 to $321,000 from $382,000 at December 31, 2006.This decrease is attributable to increased materials purchasing at year end 2006 to support our delivery to Tomoe Manufacturing. In the current quarter, we have increased purchasing to support current sales orders as well as anticipated future orders however, these orders have either already been paid, or not yet been received.
Deferred revenues increased at March 31, 2007 by $9,000, when comparing to the December 31, 2006 balance of $399,000. This difference represents the net effect of the Company realizing revenue that had been deferred in December, combined with additional revenue, which, having been billed or collected, could not yet be recognized as revenue as per the relevant accounting guidance.
Accrued payroll and related expense increased by $87,000 or 40% at March 31, 2007, when compared to the balance reported at December 31, 2006. This increase is attributable to an increased headcount, as well as an accrual for salaries on March 31, 2007, which straddles our pay period.

Other accrued expenses increased by $372,000 for the three months ended March 31, 2007 from the balance of $664,000 at December 31, 2006, primarily due to the accrual of professional services, software implementation, and other such fees, as well as accruals for certain un-invoiced inventory purchases.
Accrued interest increased by $33,000 for the quarter ended March 31, 2007, an increase of 4% from the balance of $735,000 at December 31, 2006. The increase is due to interest related to borrowings under our software lease, as well as additional interest accrued related on other debt instruments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.
In particular, as of March 30, 2007, we did not maintain effective controls over the inventory pricing, tracking, and the reserve analysis process. This control could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected. Our independent registered public accounting firm, PMB Helin Donovan, concluded that these significant deficiencies constituted a “material weakness” in our internal controls. Our management also determined that these deficiencies constitute a material weakness that impacted our disclosure controls and procedures.
Changes in Internal Controls over Financial Reporting
There were no changes in internal control over financial reporting period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 10, 2007 and during the quarter ended March 31, 2007, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 6.
EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007

ENOVA SYSTEMS, INC.
(Registrant)

/s/ Jarett Fenton

By: Jarett Fenton, Chief Financial Officer

Exhibit Index
EXHIBITS
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002