Form 10-Q
period 2007-06-30
ENOVA SYSTEMS INC
filed 2007-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐       No ☑
      As of August 13, 2007, there were 17,099,000 shares of common stock outstanding.

INDEX
ENOVA SYSTEMS, INC.

Page No.
PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements	3

Balance Sheets:
June 30, 2007 (unaudited) and December 31, 2006 (audited)	3

Statements of Operations (unaudited):
Three and Six months ended June 30, 2007 and 2006	4

Statements of Cash Flows (unaudited):
Six months ended June 30, 2007 and 2006	5

Notes to Financial Statements (unaudited):
Three and Six months ended June 30, 2007 and 2006	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.

Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.

Control and Procedures	20

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings	21

Item 1A.

Risk Factors	21

Item 4.

Submission of Matters to a Vote of Security Holders	21

Item 6.

Exhibits	21

SIGNATURE	22
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
Enova Systems is a trademark of Enova Systems, Inc. All other brand names or trademarks appearing in this quarterly report on Form 10-Q are the property of their respective holders.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
As of June 30, 2007 (unaudited) and December 31, 2006 (audited)

	As of June 30, 2007	As of December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$5,597,000	$5,612,000
Short term investment	—	5,000,000
Accounts receivable, net	1,234,000	358,000
Inventories and supplies, net	3,918,000	1,704,000
Prepaid expenses and other current assets	246,000	708,000

Total current assets	10,995,000	13,382,000
Property and equipment, net	656,000	627,000
Ownership interest in joint venture company	1,577,000	1,647,000
Intangible assets	71,000	74,000

Total assets	$13,299,000	$15,730,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$925,000	$382,000
Deferred revenues	233,000	399,000
Accrued payroll and related expense	237,000	220,000
Other accrued expenses	1,215,000	664,000
Current portion of notes payable	82,000	71,000

Total current liabilities	2,692,000	1,736,000
Accrued interest payable	803,000	735,000
Notes payable, net of current portion	1,305,000	1,295,000

Total liabilities	$4,800,000	$3,766,000

Stockholders’ equity
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,652,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,591,000	1,679,000	1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,185,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,370,000	2,432,000	2,432,000
Common Stock, no par value 750,000,000 shares authorized 14,881,000 and 14,816,000 shares issued and outstanding, respectively	109,725,000	109,460,000
Common stock issuable	36,000	36,000
Stock notes receivable	(1,149,000)	(1,176,000)
Additional paid-in capital	6,995,000	6,955,000
Accumulated deficit	(111,219,000)	(107,422,000)

Total stockholders’ equity	8,499,000	11,964,000

Total liabilities and stockholders’ equity	$13,299,000	$15,730,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, (unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Net revenues
Research and development contracts	$—	$161,000	$—	$419,000
Production	1,059,000	291,000	2,602,000	341,000

Total net revenues	1,059,000	452,000	2,602,000	760,000

Cost of revenues
Research and development contracts	—	253,000	—	556,000
Production	1,637,000	661,000	3,020,000	818,000

Total cost of revenues	1,637,000	914,000	3,020,000	1,374,000

Gross profit (loss)	(578,000)	(462,000)	(418,000)	(614,000)

Operating expenses
Research and development	517,000	308,000	612,000	632,000
Selling, general & administrative	1,543,000	1,035,000	2,871,000	1,959,000

Total operating expenses	2,060,000	1,343,000	3,483,000	2,591,000

Loss from operations	(2,638,000)	(1,805,000)	(3,901,000)	(3,205,000)
Other income and (expense)
Interest and financing fees, net	65,000	151,000	176,000	329,000
Equity loss — share of joint venture company losses	(29,000)	(16,000)	(70,000)	(42,000)
Debt extinguishment	—	—	—	920,000
Interest extinguishment	—	—	—	472,000

Total other income and (expense)	36,000	135,000	106,000	1,679,000

Net Income (loss)	$(2,602,000)	$(1,670,000)	$(3,795,000)	$(1,526,000)
Basic and diluted earnings (loss) per share	$(.18)	$(.11)	$(.26)	$(.10)
Weighted-average number of shares outstanding/basic and diluted	14,837,000	14,797,000	14,837,000	14,797,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, (unaudited)

	2007	2006
Cash flows from operating activities
Net Income (loss)	$(3,795,000)	$(1,526,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	—	(920,000)
Interest extinguishment	—	(472,000)
Depreciation and amortization	147,000	169,000
Equity in losses of equity method investee	70,000	42,000
Issuance of common stock for services	72,000	60,000
Stock option expense	40,000	28,000
(Increase) decrease in
Accounts receivable	(876,000)	1,111,000
Inventory and supplies	(2,214,000)	154,000
Note receivable — related party	—	(204,000)
Prepaid expenses and other current assets	462,000	—
Increase (decrease) in
Accounts payable	543,000	(1,211,000)
Accrued expenses	568,000	(20,000)
Deferred revenues	(166,000)	—
Accrued interest payable	68,000	25,000

Net cash provided by (used in) operating activities	(5,081,000)	(2,764,000)

Cash flows from investing activities
Purchases of short-term securities	$—	$(10,000,000)
Sales of short-term securities	5,000,000	—
Purchases of property and equipment	(139,000)	(153,000)

Provided by Net (cash used) in investing activities	4,861,000	(10,153,000)

Cash flows from financing activities
Payment on notes payable and capital lease obligations	$(14,000)	$—
Payment to extinguish debt	—	(165,000)
Net Proceeds from exercise of stock options	192,000	—
Proceeds from stock notes receivable	27,000	—

Net cash provided by (used in) financing activities	205,000	(165,000)

Net increase (decrease) in cash and cash equivalents	(15,000)	(13,082,000)

Cash and cash equivalents, beginning of period	5,612,000	16,187,000

Cash and cash equivalents, end of period	5,597,000	3,105,000

Supplemental disclosure of cash flow information:
Interest paid	$3,000	$4,000

Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Assets acquired through financing agreement	$35,000	—

Stock-based compensation	$40,000	$28,000

Issuance of common stock for services	$72,000	$60,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — Basis of Presentation
The accompanying unaudited financial statements have been prepared from the records of our company without audit and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position at June 30, 2007 and the interim results of operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 have been included. The balance sheet at December 31, 2006, presented herein, has been prepared from the audited financial statements of our company for the year then ended.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The June 30, 2007 and December 31, 2006 inventories are reported at the lower of cost or market value. Inventories have been valued on the basis that they would be used, converted and sold in the normal course of business. The amounts estimated for the above, in addition to other estimates not specifically addressed, could differ from actual results; and the difference could have a significant impact on the financial statements.
Accounting policies followed by us are described in Note 1 to the audited financial statements for the fiscal year ended December 31, 2006. There have been no significant changes in Enova Systems, Inc.’s significant accounting policies during the six months ended June 30, 2007 as compared to what was previously disclosed in Enova Systems, Inc.’s Annual Report on 10-K for the year ended December 31, 2006, except as noted. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for purposes of the interim financial statements. The financial statements should be read in conjunction with the audited financial statements, including the notes thereto, for the year ended December 31, 2006, which are included in our Form 10-K Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission.
Basic earnings (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and preferred stock conversions.
The results of operations for the three months ended June 30, 2007 presented herein are not necessarily indicative of the results to be expected for the full year.
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
Quarter ended June 30, 2007
In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $20,000 for the three months ended June 30, 2007, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	Three	Three
	Months	Months
	ended	ended
	6-30-2007	6-30-2006
Income from continuing operations before income taxes	$20,000	$14,000
Income from continuing operations after income taxes	$20,000	$14,000
Cash flows from operations	$20,000	$14,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—

	Six Months	Six Months
	ended	ended
	6-30-2007	6-30-2006
Income from continuing operations before income taxes	$40,000	$28,000
Income from continuing operations after income taxes	$40,000	$28,000
Cash flows from operations	$40,000	$28,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—
During the quarters ended June 30, 2007, and 2006 the Company did not grant any stock options
As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized is $80,000. The weighted average period over which the future compensation cost is expected to be recognized is 27 months. The aggregate intrinsic value of the total awards is $781,000.
General Option Information
A summary of option activity is as follows:

	1996 Plan	Weighted Average	Weighted Average
	Shares	Exercise Price	Contractual Term
Outstanding December 31, 2006	162,000	$4.43	7.96
Granted		—	—
Exercised	44,000	$4.36	7.85
Forfeited	4,000	$4.35	8.25

Outstanding, June 30, 2007	114,000	$4.46	7.34

Vested Expected to Vest	108,000	$4.46	7.35

Exercisable, June 30, 2007	87,000	$4.47	7.28

The weighted-average remaining contractual life of the options outstanding at June 30, 2007 was 7.34 years. The exercise prices of the options outstanding at June 30, 2007 ranged from $4.35 to $4.95. The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 7.96 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $4.35 to $4.95. Options exercisable were 87,000 and 119,000 at June 30, 2007 and December 31, 2006, respectively.
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
ACCOUNTING PRONOUNCEMENTS ADOPTED IN THE CURRENT YEAR
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Enova adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.
The Company files federal income tax returns in the U.S. The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2003. Certain U.S. Federal returns for years 2006 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.

Recently Issued Pronouncement
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.
Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.
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
In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company does not expect the adoption of SFAS 159 to result in a significant impact on its consolidated financial position, cash flows and results of operations.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
NOTE 2 — Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	June 30, 2007
	(unaudited)	December 31, 2006
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the agreement	$1,238,000	$1,238,000
Secured notes payable to a financial institution in the original amounts totaling $130,000, bearing interest at 6.21% and 10.45%, payable in monthly installments	109,000	88,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due now	40,000	40,000
Less current maturities	(82,000)	(71,000)

Long-term portion	1,305,000	1,295,000

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
NOTE 3 — Shareholders’ Equity
During the quarter ended June 30, 2007, the Company recorded 5,250 shares of restricted common stock as common stock subscribed, valued at $36,000, to the Board of Directors at an average price of $6.85 per share for board meetings and committee meetings during the first quarter of 2007.
During the three months ended June 30, 2007, the Company issued 9,000 shares of restricted common stock to the Board of Directors from common stock subscribed.
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

NOTE 4 — Related Party Transactions
During the three months ended June 30, 2007, the Company purchased approximately $435,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a related party. The outstanding payable balance owed to HHI on June 30, 2007 was approximately $646,000.
A relative of the Company’s CEO, is a majority owner of a website consulting firm, which provides services (branding) to the Company. During the three months ended June 30, 2007, The Company paid consulting fees and expenses to this firm in the amount of approximately $52,000
NOTE 5 — Material Commitments: None
NOTE 6 — Subsequent Events
On July 25, 2007, the Company entered into an agreement with Investec Bank (UK) Limited as placement agent to sell 2,218,000 shares of common stock. Investec presently serves as the Nominated Adviser in connection the listing of Enova’s common shares on the Alternative Investment Market (AIM) of the London Stock Exchange.
On the closing date of August 1, 2007, pursuant to the placing agreement, Enova sold the 2,218,000 shares of common stock at 260 pence sterling per share (approximately US$5.35 per share) to certain eligible offshore investors. The Company will receive 5,767,000 British Pounds Sterling (US$11,698,000) in gross proceeds from the offering. Investec received a 5% selling commission, resulting in proceeds to Enova before offering expenses of 5,478,650 pounds sterling (US$11,073,000).
The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither Enova nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
Enova presently expects to prepare and file a resale registration statement with the Securities and Exchange Commission covering the placing shares within 60 days of their admission for trading on AIM, which occurred on August 1, 2007. There is no assurance the shares will be registered for resale or that the investors will choose to sell their shares pursuant to the registration statement.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING STATEMENTS OF EXPECTED FUTURE PERFORMANCE
This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
On July 25, 2007, Enova Systems, Inc. entered into an agreement with a placement agent to sell 2,218,000 shares of common stock. Pursuant to the placing agreement, the placement agent has agreed to use its reasonable efforts to sell, and has conditionally sold, all such shares of Enova common stock at 260 pence sterling per share (approximately US$5.35 per share) to certain eligible offshore investors. On the closing date of August 1, 2007, Enova will receive 5,767,000 pounds sterling ( US$11,698,000) in gross proceeds from the offering. Investec received a 5% selling commission, resulting in proceeds to Enova before offering expenses of 5,478,650 pounds sterling (approximately $11,073,000).

Enova presently expects to prepare and file a resale registration statement with the Securities and Exchange Commission covering the placing shares within 60 days of their admission for trading on AIM. There is no assurance the shares will be registered for resale or that the investors will choose to sell their shares pursuant to the registration statement.
Enova plans to utilize these funds to support our working capital needs, to continue to support our research and development initiatives, and to further support the rollout of our production infrastructure. Furthermore, Enova is beginning to build a worldwide service and support capability, which will also utilize the funds we have raised.
In July, 2007, we entered into a partnership with a major Asia based OEM to integrate and test its unique proprietary Post Transmission Parallel Hybrid system. The system is targeted for integration and/or retrofit into North American delivered 2008 model year Vehicles. This partnership illustrates what we believe to be greater market acceptance of our Post Transmission Parallel Hybrid system, as well as further enhances our visibility in Asia, which along with this OEM, include Hyundai, First Auto Works, and Tomoe.
In December, 2006, we announced a production contract with the Tanfield Group Plc., which we expect will lead to production of up to 304 units in 2007. We expect that this agreement will help to consolidate our position as a market leader in Europe. As of June 30, 2007, we have shipped 52 units to the Tanfield Group
In August, 2006, we entered into a contract with Verizon to design, integrate, and deliver 13 service vans. As of June 30, 2007, all 13 vans have been delivered to Verizon. In 2007, we continue to work actively with Verizon. Our current work with Verizon includes continued engineering, drive cycle research, and miniaturization. These projects are currently being integrated into a 14th prototype vehicle. We believe that working with the 2nd largest fleet operator in North America will generate further exposure in the domestic market, and bring additional focus on our unique fleet solutions.
As part of our continuing strategic relationship with International Truck and Engine Corp (IC Corp), we executed an agreement to produce the nations first 19 hybrid school buses. IC Corp is the nation’s largest school bus manufacturer, claiming over 60% of the Domestic Build. In addition to school buses, IC Corp is teaming with Enova to supply hybrid buses to the Commercial Bus Market.
Throughout the second quarter of 2007, we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. Every effort is made to continue to mature these relationships, as we believe that they will eventually lead to viable business relationships.
Enova has incurred significant operating losses in the past. As of June 30, 2007, we had an accumulated deficit of approximately $111.2 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, Enova believes that our business outlook is improving. Greater recognition and strong engineering have allowed us to make several key strides towards sustainable revenue. In conjunction with this expected outlook, and consistent with our internal succession plan, we have recently made several key management changes in the past months:
•	On June 26, 2007 Enova announced the expected resignation of its Chief Executive Office, Edwin Riddell. On July 12, 2007, Enova and Mr. Riddell entered into an agreement setting forth terms by which Mr. Riddell will retire as Chief Executive Officer on October 1, 2007, but will remain on the board of directors.

•	Also, on June 26, 2007, Enova announced the appointment of Michael Staran as President and Chief Operating Officer effective July 1, 2007. Under Enova’s corporate succession planning policy, it currently is anticipated that Mr. Staran will assume principal executive officer responsibility effective October 1, 2007 upon Mr. Riddell’s retirement.

•	In January 2007, Corinne Bertrand resigned as Chief Financial Officer. In her place, Jarett Fenton was appointed as Chief Financial Officer.

•	In February of 2007, John Dexter retired from his position as Director of Operations.
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

During the second quarter of 2007, we continued to advance our technologies and products for greater market penetration. We continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.
During the second quarter of 2007, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, International Truck and Engine (IC Corp), Ford Motor Company (Ford), Hyundai Motor Car, US Military, Wright Bus of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, Volvo/Mack, Tanfield/Smith Electric Vehicles and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped Enova easily surpass, since our inception, the manufacturing of its 900th system. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of this issue and anticipate it will have no material impact on our financial position and results of operations.
Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and

Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.
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
In February 2007, the FASB issued SFAS 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company does not expect the adoption of SFAS 159 to result in a significant impact on its consolidated financial position, cash flows and results of operations.
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 compared to Three and Six Months Ended June 30, 2006
Second Quarter of Fiscal 2007 vs. Second Quarter of Fiscal 2006
The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006
Net revenues				As a % of total revenues
Research and development contracts	$—	$161,000	(100%)	—	36%
Production	1,059,000	291,000	264%	100%	64%

Total net revenues	1,059,000	452,000	134%	100%	100%

Cost of revenues
Research and development contracts	—	253,000	(100%)		56%
Production	1,637,000	661,000	148%	155%	146%

Gross profit (loss)	(578,000)	(462,000)	(25%)	(55%)	(102%)

Operating expenses
Research and development	517,000	308,000	68%	49%	68%
Selling, general & administrative	1,543,000	1,035,000	49%	146%	229%

Total expenses	2,060,000	1,343,000	53%	195%	297%

Loss from operations	(2,638,000)	(1,805,000)	(46%)	(249%)	(399%)

Other income and (expense)
Interest and financing fees, net	65,000	151,000	(57%)	6%	33%
Equity loss in share of joint venture company	(29,000)	(16,000)	81%	(3%)	(4%)
Others, net	—	—	—	—	—

Total other income and (expense)	36,000	135,000	(73%)	3%	30%

Net loss	$(2,602,000)	$(1,670,000)	(56%)	(246%)	(369%)

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

First Six Months of Fiscal 2007 vs. First Six Months of Fiscal 2006
The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006
Net revenues				As a % of total revenues
Research and development contracts	$—	$419,000	(100%)	—	55%
Production	2,602,000	341,000	663%	100%	45%

Total net revenues	2,602,000	760,000	242%	100%	100%

Cost of revenues
Research and development contracts		556,000	(100%)	—	(73%)
Production	3,020,000	818,000	269%	(116%)	(108%)

Gross profit (loss)	(418,000)	(614,000)	32%	(16%)	(81%)

Operating expenses
Research and development	612,000	632,000	(3%)	24%	83%
Selling, general & administrative	2,871,000	1,959,000	47%	110%	258%

Total expenses	3,483,000	2,591,000	34%	134%	341%

Loss from operations	(3,901,000)	(3,205,000)	(22%)	(150%)	(422%)

Other income and (expense)
Interest and financing fees, net	176,000	329,000	(47%)	7%	43%
Equity loss in share of joint venture company	(70,000)	(42,000)	67%	(3%)	(6%)
Others, net		1,392,000	(100%)	—	183%

Total other income and (expense)	106,000	1,679,000	(94%)	4%	221%

Net loss	$(3,795,000)	$(1,526,000)	(149%)	(146%)	(201%)

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
Several other factors related to our business may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition related to product contracts are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as acceptance of services provided, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred.
Net revenues for the six months ended June 30, 2007 were $2,602,000 as compared to $760,000 for the corresponding period in 2006. Net revenues for the three months ended June 30, 2007 were $1,059,000 as compared to $452,000 for the corresponding period in 2006. Net production sales for the six months ended June 30, 2007 increased to $2,602,000 from $341,000 in the same period in 2006. Net production sales for the three months ended June 30, 2007 increased to $1,059,000 from $291,000 in the same period in 2006. This represents a large increase in production revenue when comparing both period on period and quarter on quarter. Our research and development revenues for the six months ended June 30, 2007 decreased to zero, from $419,000 in the same period in 2006. For the three months ended June 30, 2007, research and development revenues decreased to zero, from $161,000 in the same period in 2006. The company did not have any research and development revenues in the first half or second quarter of 2007, though we may realize research and development revenues in the future. In the second quarter of 2007, our revenues derived mostly from production contracts with International Truck, Tanfield Wright Bus, and the State of Hawaii.
Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the six and three months ended June 30, 2007 increased by $1,646,000 and $723,000, respectively from $1,374,000 and $914,000 respectively, for the same period in 2006. This is primarily attributable to the increase in sales for the period, although we are also experiencing an increase in integration support costs. Additionally, the increase in the cost of revenue as a percentage of revenue was primarily due to a increased inventory costs related to contracts. We anticipate there may be an increase in cost of sales for products due to foreign exchange rate fluctuations of the U.S. dollar versus those currencies of our primary suppliers.

Negative gross margin for the 2007 quarter and year to date is $578,000 and $418,000 respectively. As a result of a periodic evaluation of our production contracts, we determined that certain contracts resulted in increased cost to deliver the product. This increase relates primarily to increased material cost as well as increased labor and overhead. Going forward, as the Company matures from a research and development company into a production company, we intend to stabilize our production processes, improve our contract evaluation, and effectively manage our suppliers for volume discounts. We expect that these initiatives will contribute to improving margins going forward.
Internal research, development and engineering expenses decreased in the six and three months ended June 30, 2007 to $612,000 and $517,000 respectively, as compared with $632,000 and $308,000 respectively, for the same period in 2006. While we continue to develop several new products such as our post transmission parallel hybrid drive system, engine off capability, wireless software tracking and upgrade, and enhancements to our diesel generator set, our focus has shifted towards production type arrangements, which accounts for the decrease in our internal research and development costs. We continue to allocate necessary resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.
Selling, general and administrative expenses increased by $912,000 to $2,871,000 for the six months ended June 30, 2007 from the previous year’s comparable period. For the three months ended June 30, 2007, selling, general and administrative expenses increased by $508,000 to $1,543,000 when compared to the comparable period in 2006. The increase is attributable to additional engineering and technical staff employed in the first half and quarter of 2007 as well as increased expense due to stricter regulatory oversight. Further, we have experienced increased costs related to our implementation of a new firm-wide software solution. We have also increased our sales and marketing expenditures, our public relations expenditures, and have incurred additional costs associated with improving our internal processes to support our goal of becoming a production company. While management continues to explore cost reduction strategies in 2007, it is likely that our selling, general, and administrative expenses will continue to increase in the near future. Although we put a priority on achieving profitability, management cannot assure that profitability will be achieved.
Interest income decreased by $153,000 and $86,000 to $176,000 and $65,000 in the six and three months ended June 30, 2007 respectively, when compared to the same period in 2006. This decrease is a result of the Company having a smaller average cash balance for the comparable periods in 2007 and 2006.
We realized a net loss of $3,795,000 for the six months ended June 30, 2007. Our net loss for the three months ended June 30, 2007 was $2,602,000. We have incurred additional costs, specifically in the selling and general administrative area to facilitate our transition to a production company. These additional costs have increased our net loss when compared to the comparable periods in 2006.
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
During the six months ended June 30, 2007, our operations required $5,081,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand. Accounts receivable are $1,234,000, a 245% increase from the balance at December 31, 2006 (net of write-offs). The increase is due to our increased sales volume in the second quarter of 2007.
Inventory balances increased by $2,214,000 when comparing the balances at June 30, 2007 and December 31, 2006. This represents a 130% increase in the inventory balance between the two periods. We have increased our materials purchasing volume during in the second quarter of 2007 to support our current sales order volume, as well as anticipated increases in future sales volume.
Prepaid expenses and other current assets decreased by net $462,000 at June 30, 2007 from the December 31, 2006 balance of $708,000, or 65%. The Company elected to transfer all Certificate of Deposit balances to a money market account, resulting in a decline in the accrued interest receivable of approximately $240,000 on investments of $5 million.
Fixed assets increased by $29,000, net of depreciation and writeoffs, at June 30, 2007, when compared to the December balance of $627,000. In the second quarter of 2007, the Company purchased $63,000 in new property and equipment. The Company recognized $73,000 worth of depreciation expense in the second quarter.
Equity method investments decreased by $70,000 in the first half of 2007 from a balance of $1,647,000 at December 31, 2006, reflecting a pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended June 30, 2007, the ITC generated a net loss of approximately $72,500 resulting in a charge to us of $29,000 utilizing the equity method of accounting for our interest in the ITC.

Accounts payable increased in the second quarter of 2007 by $543,000 to $925,000 from $382,000 at December 31, 2006. This increase is attributable to increased materials purchasing to support current sales orders as well as anticipated future orders.
Deferred revenues decreased at June 30, 2007 by $166,000, when comparing to the December 31, 2006 balance of $399,000. This difference represents the realization of revenue that had been deferred in December, predominantly associated with the Company’s contract with the State of Hawaii.
Accrued payroll and related expense increased by $17,000 or 8% at June 30, 2007, when compared to the balance reported at December 31, 2006. The Company has continued to increase headcount to support expanded production efforts.
Other accrued expenses increased by $551,000 at June 30, 2007 from the balance of $664,000 at December 31, 2006, primarily due to the accrual of professional services, software implementation, as well as accruals for certain un-invoiced inventory purchases.
Accrued interest payable increased by $68,000 for the quarter ended June 30, 2007, an increase of 9% from the balance of $735,000 at December 31, 2006. The increase is due to interest related to our debt instruments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate and Credit Risk
Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields subject to other investment objectives and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States government/agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer (Mr. Michael Staran) and principal financial officer (Mr. Jarett Fenton) concluded that our disclosure controls and procedures were not effective.
In particular, as of June 30, 2007, we did not maintain effective controls over the inventory pricing, tracking, and the reserve analysis process. This control could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected. Our independent registered public accounting firm, PMB Helin Donovan, concluded that these significant deficiencies constituted a “material weakness” in our internal controls. Our management also determined that these deficiencies constitute a material weakness that impacted our disclosure controls and procedures.
Changes in Internal Controls over Financial Reporting
There were no changes in internal control over financial reporting period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of August 13, 2007 and during the quarter ended June 30, 2007, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Compliance with Sarbanes-Oxley Act of 2002.
We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulations of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and for fiscal year 2008 attestations of the effectiveness of our internal controls by our independent registered public accounting firm. This process may require us to hire additional personnel and outside advisory services and may result in significant accounting, audit and legal expenses. We expect to continue to incur expenses in future periods to comply with regulations pertaining to corporate governance as described above. In addition, we have recently implemented an ERP system, which was an extremely complicated, time consuming and expensive process.
There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Date: August 14, 2007
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