Form 10-Q
period 2007-09-30
ENOVA SYSTEMS INC
filed 2007-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
     As of November 14, 2007, there were 17,115,000 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,685,000	$5,612,000
Short term investment	—	5,000,000
Accounts receivable, net of allowance for doubtful accounts of $261,000 and $261,000 as of September 30, 2007 and December 31, 2006, respectively	2,763,000	358,000
Inventories and supplies, net	4,327,000	1,704,000
Prepaid expenses and other current assets	300,000	708,000

Total current assets	21,075,000	13,382,000
Property and equipment, net	646,000	627,000
Ownership interest in joint venture company	1,517,000	1,647,000
Intangible assets	71,000	74,000

Total assets	$23,309,000	$15,730,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630,000	$382,000
Deferred revenues	67,000	399,000
Accrued payroll and related expense	332,000	220,000
Other accrued expenses	1,770,000	664,000
Current portion of notes payable	85,000	71,000

Total current liabilities	3,884,000	1,736,000
Accrued interest payable	837,000	735,000
Notes payable, net of current portion	1,291,000	1,295,000

Total liabilities	$6,012,000	$3,766,000

Stockholders’ equity:
Series A convertible preferred stock — no par value 30,000,000 shares authorized 2,652,000 shares issued and outstanding Liquidating preference at $0.60 per share, aggregating $1,591,000	1,679,000	1,679,000
Series B convertible preferred stock — no par value 5,000,000 shares authorized 1,185,000 shares issued and outstanding Liquidating preference at $2 per share, aggregating $2,370,000	2,432,000	2,432,000
Common Stock, no par value 750,000,000 shares authorized 17,115,000 and 14,816,000 shares issued and outstanding, respectively	121,508,000	109,460,000
Common stock issuable	36,000	36,000
Stock notes receivable	(1,149,000)	(1,176,000)
Additional paid-in capital	6,082,000	6,955,000
Accumulated deficit	(113,291,000)	(107,422,000)

Total stockholders’ equity	17,297,000	11,964,000

Total liabilities and stockholders’ equity	$23,309,000	$15,730,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues
Research and development contracts	$—	$19,000	$—	$439,000
Production	2,541,000	293,000	5,143,000	634,000

Total net revenues	2,541,000	312,000	5,143,000	1,073,000

Cost of revenues
Research and development contracts	—	211,000	—	767,000
Production	2,708,000	409,000	5,728,000	1,228,000

Total cost of revenues	2,708,000	620,000	5,728,000	1,995,000

Gross profit (loss)	(167,000)	(308,000)	(585,000)	(922,000)

Operating expenses
Research and development	203,000	297,000	815,000	929,000
Selling, general & administrative	1,702,000	1,154,000	4,573,000	3,113,000

Total operating expenses	1,905,000	1,451,000	5,388,000	4,042,000

Loss from operations	(2,072,000)	(1,759,000)	(5,973,000)	(4,964,000)
Other income and (expense)
Interest and financing fees, net	59,000	118,000	235,000	447,000
Equity loss — share of joint venture company losses	(60,000)	—	(130,000)	(42,000)
Debt extinguishment	—	—	—	920,000
Interest extinguishment	—	—	—	472,000

Total other income and (expense)	(1,000)	118,000	105,000	1,797,000

Net Income (loss)	$(2,073,000)	$(1,641,000)	$(5,868,000)	$(3,167,000)

Basic and diluted earnings (loss) per share	$(.13)	$(.11)	$(.38)	$(.21)
Weighted-average number of shares outstanding/basic and diluted	16,333,000	14,800,000	15,340,000	14,800,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(5,868,000)	$(3,167,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	—	(920,000)
Interest extinguishment	—	(472,000)
Depreciation and amortization	224,000	322,000
Loss (gain) on asset disposal	40,000	—
Equity in losses of equity method investee	130,000	42,000
Issuance of common stock for services	158,000	105,000
Stock option expense	60,000	42,000
(Increase) decrease in:
Accounts receivable	(2,405,000)	1,990,000
Inventory and supplies	(2,623,000)	(184,000)
Prepaid expenses and other current assets	408,000	(247,000)
Increase (decrease) in:
Accounts payable	1,248,000	(1,308,000)
Accrued expenses	1,218,000	299,000
Deferred revenues	(332,000)	—
Accrued interest payable	102,000	59,000

Net cash used in operating activities	(7,640,000)	(3,439,000)

Cash flows from investing activities
Purchases of short-term securities	$—	$(5,000,000)
Sales of short-term securities	5,000,000	—
Purchases of property and equipment	(246,000)	(243,000)

Net cash provided (used in) investing activities	4,754,000	(5,243,000)

Cash flows from financing activities
Payment on notes payable and capital lease obligations	$(25,000)	$—
Net Proceeds from sales of common stock	10,957,000	—
Proceeds from stock notes receivable	27,000	—
Payment to extinguish debt	—	(165,000)

Net cash provided by (used in) financing activities	10,959,000	(165,000)

Net increase (decrease) in cash and cash equivalents	8,073,000	(8,847,000)
Cash and cash equivalents, beginning of period	5,612,000	16,187,000

Cash and cash equivalents, end of period	$13,685,000	$7,340,000

Supplemental disclosure of cash flow information
Interest paid	$5,000	$—

Income taxes paid	$—	$—

Supplemental schedule of non-cash investing and financing activities
Assets acquired through financing arrangement	$35,000	$95,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Nine months ended September 30, 2007 and 2006
1. Description of the Company and its Business
          Enova Systems, Inc. (“Enova” or the “Company”) changed its name in July 2000. The Company was previously known as U.S. Electricar, Inc., a California corporation, which was incorporated on July 30, 1976. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the development and commercialization of power management and conversion systems for mobile and stationary applications.
2. Summary of Significant Accounting Policies
Interim Financial Information
          The financial information as of and for the three months ended September 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
          The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year then ended.
Revenue Recognition
          The Company manufactures proprietary products and other products based on design specifications provided by its customers. The Company recognizes revenue in accordance with the Securities and Exchange (“SEC”) Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) as noted in the criteria below:
•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectibility is reasonably assured.
Persuasive Evidence of an Arrangement — The Company retains all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.
Delivery Has Occurred or Services Have Been Performed — The Company performs all services or delivers all products prior to recognizing revenue. Professional consulting and engineering services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location.
The Fee for the Arrangement is Fixed or Determinable — Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for professional consulting services, engineering services and equipment sales are fixed under the terms of the written contract. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

Collectibility is Reasonably Assured — The Company determines collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis. Additionally, in accordance with SAB 104, amounts received upfront for engineering or development fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company to provide on-going services or performance. All amounts received under collaborative research agreements or research and development contracts are nonrefundable, regardless of the success of the underlying research.
     Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgment from the customer, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to that before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Pursuant to Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21. EITF Issue 00-21 addressed the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, we apply the principles of EITF 00-21 to multiple element agreements.
     The Company recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment, are included in revenues and cost of revenues when management believes the Company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts billed are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities under advance billings on contracts. In addition, changes in project performance and conditions, estimated profitability, and final contract settlements may result in future revisions to engineering and development contract costs and revenue.
Stock Based Compensation
          On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and shares issued through its employee stock purchase plan, based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).
          Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in the Company’ statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company determination of estimated fair value of share-based awards utilizes the Black-Scholes valuation model. The Black-Scholes valuation model is affected by the Company stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
          See Note 8 – Stock Based Compensation Plans for further information on stock-based compensation expense.

Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.
3. Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	Nine Months Ended
	September 30,
	2007	2006
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% per annum in 2005 and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future	1,238,000	1,238,000
Secured notes payable to a financial institution in the original amounts totaling $130,000, bearing interest at 6.21% and 10.45%, payable in monthly installments	98,000	88,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due now	40,000	40,000
Less current maturities	(85,000)	(71,000)

Long-term portion	1,291,000	1,295,000

          During the quarter ended March, 31, 2006, the Company settled $1,083,000 of principal and $472,000 accrued interest under the secured note payable to the Credit Managers Association of California (CMAC). In consideration for the settlement, the Company paid the beneficiaries $165,000. The Company evaluated this transaction under the guidance set forth in SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and noted the extinguishment of these liabilities was consistent with the guidance.
4. Shareholders’ Equity
          During the quarter ended September 30, 2007, the Company recorded 7,656 shares of restricted common stock as common stock subscribed, valued at $36,000, to the Board of Directors at an average price of $4.70 per share for board meetings and committee meetings during the first quarter of 2007.
          During the three months ended September 30, 2007, the Company issued 5,000 shares of restricted common stock to the Board of Directors from common stock subscribed.
          During the three months ended September 30, 2007, the Company issued 11,000 shares of commons stock to the Chief Financial Officer and Chief Executive Officer valued at $50,000, at an price of $4.53 per share as part of their executive compensation.
          In August 2007, the Company completed the sale of 2,218,000 shares of its common stock at a price of $5.35 per share to certain foreign investors for net proceeds of approximately $11 million. The shares were sold pursuant to Regulation S under the Securities Act. Each investor purchasing the shares of common stock represented that they were not a United States person as defined in Regulation S. In Addition, neither the Company nor the placement agent conducted any selling efforts directed in the United States.

All shares of common stock sold under this offering included a restrictive legend, that results in the purchasers of these shares not being able to resell these share unless they are in accordance with Regulation S.
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
5. Related Party Transactions
          During the three months ended September 30, 2007, the Company purchased approximately $749,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a related party. The outstanding payable balance owed to HHI on September 30, 2007 was approximately $622,000. A relative of the Company’s CEO is a majority owner of a website consulting firm, which provides services (branding) to the Company. During the three months ended September 30, 2007, the Company paid consulting fees and expenses to this firm in the amount of approximately $29,000.
6. Material Commitments
          None
7. Subsequent Events
          In October 2007, the Company entered into a Lease agreement with another company with respect to the Lease of an approximately 43,000 square foot facility located at 1560 W 190th Street, Torrance (the “lease”). The Lease term commences on November 1, 2007, and expires January 1, 2013. The total basic monthly rent will be approximately $37,000 and will be incrementally increased each year, based on the increase in the consumer price index. Under the lease, the Company will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as beneficiary.
8. Stock Based Compensations Plans
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
          Quarter ended September 30, 2007
          In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $20,000 for the three months ended September 30, 2007, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	Three	Three
	Months	Months
	ended	ended
	9-30-2007	9-30-2006
Income from continuing operations before income taxes	$20,000	$14,000
Income from continuing operations after income taxes	$20,000	$14,000
Cash flows from operations	$20,000	$14,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—

	Nine Months	Nine Months
	ended	ended
	9-30-2007	9-30-2006
Income from continuing operations before income taxes	$60,000	$23,000
Income from continuing operations after income taxes	$60,000	$23,000
Cash flows from operations	$60,000	$23,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—
          During the quarters ended September 30, 2007, and 2006 the Company did not grant any stock options.
          As of September 30, 2007, the total compensation cost related to non-vested awards not yet recognized is $61,000. The weighted average period over which the future compensation cost is expected to be recognized is 24 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on September 30, 2007. This amount will change based on the fair market value of the Company’s stock.

General Option Information

	1996 Plan	Weighted Average	Weighted Average	Aggregate
	Shares	Exericse Price	Contractual Term	Instrinsive Value
Outstanding at December 31, 2006	162,000	$4.43	7.96	$44,000
Granted	—	$—	—	$—
Exercised	(44,000)	$4.36	7.85	$15,000
Forfeited	(4,000)	$4.35	8.25	$—

Outstanding at September 30, 2007	114,000	$4.46	7.34	$27,000

Vested Expected to Vest	112,000	$4.46	7.35	$27,000

Exercisable at September 30, 2007	93,000	$4.48	7.34	$20,000

     The weighted-average remaining contractual life of the options outstanding at September 30, 2007 was 7.34 years. The exercise prices of the options outstanding at September 30, 2007 ranged from $4.35 to $4.95. The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 7.96 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $4.35 to $4.95. Options exercisable were 93,000 and 119,000 at September 30, 2007 and December 31, 2006, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
9. Recent Accounting Pronouncements
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.
     Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (‘SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company does not expect the adoption of SFAS 159 to result in a significant impact on its financial position, cash flows and results of operations.

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
     The Company files federal income tax returns in the United States (“U.S.” or “US”). The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2003. Certain U.S. Federal returns for years 2006 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.
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
Overview
     The Company believes it is a leader in the development and production of proprietary, commercial digital power management systems for transportation vehicles and stationary power generation systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. These stationary systems are effective as power-assist or back-up systems, alternative power, for residential, commercial and industrial applications.
     A fundamental element of the Company’s strategy is to develop and produce advanced proprietary software, firmware and hardware for applications in these alternative power markets. Our focus is digital power conversion, power management, and system integration, for two broad market applications — vehicle power generation and stationary power generation.

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
     The Company’s primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. We believe series-hybrid and parallel hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. We will attempt to utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), we believe that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense. Additionally, our management believes that this area will see significant growth over the next several years. As we penetrate more market areas, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.
     On August 1, 2007, the Company sold 2,218,000 shares of common stock pursuant to the placing agreement at approximately US $5.35 per share to certain eligible offshore investors for approximately US $11,698,000 in gross proceeds. The placement agent received a 5% selling commission, resulting in proceeds to Enova before offering expenses of approximately US $11,000,000. The Company plans to utilize these funds to support our working capital needs, to continue to support our research and development initiatives, and to further support the rollout of our production infrastructure. Furthermore, the Company is beginning to build a worldwide service and support capability, which will also utilize the funds we have raised. In the third quarter of 2007, The Company hired full time staff in both Asia and Europe, to support our global operations. Finally, in the next few months, we will be expanding into a larger facility and expect to incur costs associated with customizing the facility and transferring our operations.
     The Company plans to utilize these funds to support our working capital needs, to continue to support our research and development initiatives, and to further support the rollout of our production infrastructure. Furthermore, the Company is beginning to build a worldwide service and support capability, which will also utilize the funds we have raised. In the third quarter of 2007, The Company hired full time staff in both Asia and Europe, to support our global operations. Finally, in the next few months, we will be expanding into a larger facility and expect to incur costs associated with customizing the facility and transferring our operations.
     In August, 2006, we entered into a contract with Verizon to design, integrate, and deliver 13 service vans. As of September 30, 2007, all 13 vans have been delivered to Verizon. In 2007, we continue to work actively with Verizon. Our current work with Verizon includes continued engineering, drive cycle research, and miniaturization. We currently finalized integration into a 14th prototype vehicle. We believe working with the 2nd largest fleet operator in North America will generate further exposure in the domestic market, and bring additional focus on our unique fleet solutions.
     In December, 2006, we announced a production contract with the Tanfield Group Plc., which we expect will lead to production of up to 304 units in 2007. We expect that this agreement will help to consolidate our position as a market leader in Europe. As of September 30, 2007, we have shipped 140 units to the Tanfield Group.
     In July, 2007, we entered into a partnership with a major Asia-based original equipment manufacturer (“OEM”) to integrate and test its unique proprietary Post Transmission Parallel Hybrid system. The system is targeted for integration and/or retrofit into North American delivered 2008 model year vehicles. This partnership illustrates what we believe to be greater market acceptance of our Post Transmission Parallel Hybrid system, as well as further enhances our visibility in Asia, which along with this OEM, include Hyundai, First Auto Works, and Tomoe.
     In October 2007, the Company entered into a Lease agreement with another company with respect to the Lease of an approximately 43,000 square foot facility located at 1560 W 190th Street, Torrance (the “lease”). The Lease term commences on November 1, 2007, and expires January 1, 2013. The total basic monthly rent will be approximately $37,000 and will be incrementally increased each year, based on the increase in the consumer price index. Under the lease, the Company will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as beneficiary.
          As part of our continuing strategic relationship with International Truck and Engine Corp (“IC Corp”), we executed an agreement to produce the nation’s first 19 hybrid school buses. IC Corp is the nation’s largest school bus manufacturer, claiming over 60% of the Domestic Build. In addition to school buses, IC Corp is teaming with the Company to supply hybrid buses to the Commercial Bus Market.
          Throughout the third quarter of 2007, we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. Every effort is made to continue to mature these relationships, as we believe they will eventually lead to viable business relationships.
     Enova has incurred significant operating losses in the past. As of September 30, 2007, we had an accumulated deficit of approximately $113.3 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that our business outlook is improving. Greater recognition and strong engineering have allowed us to make several key strides towards sustainable revenue. In conjunction with this expected outlook, and consistent with our internal succession plan, we have recently made several key management changes in the past months:
•	On August 28, 2007, Edwin Riddell retired as Chief Executive Officer as previously announced on June 26, 2007. Mr. Riddell will remain on the board of directors.

•	Michael Staran was appointed Chief Executive Officer on August 28, 2007. Mr. Staran previously had been appointed President and Chief Operating Officer effective July 1, 2007.

•	In January 2007, Corinne Bertrand resigned as Chief Financial Officer. In her place, Jarett Fenton was appointed as Chief Financial Officer.

•	In February of 2007, John Dexter retired from his position as Director of Operations.
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
     During the third quarter of 2007, we continued to advance our technologies and products for greater market penetration. We continue to develop independently and in conjunction with the Hyundai-Enova Innovative Technology Center (ITC) progress on several fronts to produce commercially available heavy-duty, series and parallel hybrid drive systems.
     During the third quarter of 2007, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, International Truck and Engine (IC Corp), Ford Motor Company (Ford), Hyundai Motor Car, the US Military, Wright Bus of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, Volvo/Mack, Tanfield/Smith Electric Vehicles and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped the Company easily surpass, since our inception, the manufacturing of its 900th system. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
     During October 2007 the Company reviewed its internal controls as of September 30, 2007, and – as discussed in Item 4 Controls and Procedures below – is executing a myriad of remedial actions to address the material weakness identified as referenced in our Form 10-K Annual Report for the year ended December 31, 2006.

Critical Accounting Policies
          In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2006
          The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues which require management’s most difficult, subjective or complex judgments.
     Cash and cash equivalents — Cash consists of currency held at reputable financial institutions.
Inventory — Inventories are priced at the lower of cost or market utilizing first-in, first-out (FIFO) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.
Inventory reserve — We maintain an allowance against inventory for the potential future obsolescence or excess inventory that is based on our estimate of future sales. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.
Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The assessment of the ultimate realization of accounts receivable including the current credit-worthiness of each customer is subject to a considerable degree to the judgment of our management. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Stock-based Compensation — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R).
The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123 (R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values. The Company adopted SFAS 123 (R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the beginning of the Company’s 2006 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123 (R). The Company applied the provisions of SAB 107 in adopting SFAS 123 (R).
Revenue recognition — The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on Staff Accounting Bulletin (“SAB”) No. 101 and 104, “Revenue Recognition,” and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified. Under FAS Concepts No. 5, revenues are not recognized until earned.

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
          Several other factors related to the Company may have a significant impact on our operating results from year to year. For example, the accounting rules governing the timing of revenue recognition related to product contracts are complex and it can be difficult to estimate when we will recognize revenue generated by a given transaction. Factors such as acceptance of services provided, payment terms, creditworthiness of the customer, and timing of delivery or acceptance of our products often cause revenues related to sales generated in one period to be deferred and recognized in later periods. For arrangements in which services revenue is deferred, related direct and incremental costs may also be deferred.

RESULTS OF OPERATIONS
          Three and Nine Months Ended September 30, 2007 compared to Three and Nine Months Ended September 30, 2006
Third Quarter of Fiscal 2007 vs. Third Quarter of Fiscal 2006
          The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Statements of Operations:

	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006
				As a % of total net revenues
Net revenues
Research and development contracts	$—	$19,000	(100%)	0%	6%
Production	2,541,000	293,000	767%	100%	94%

Total net revenues	2,541,000	312,000	714%	100%	100%

Cost of revenues
Research and development contracts	—	211,000	(100%)	0%	68%
Production	2,708,000	409,000	562%	107%	131%

Total cost of revenues	2,708,000	620,000	337%	107%	199%

Gross profit (loss)	(167,000)	(308,000)	47%	(7%)	(99%)

Operating expenses
Research and development	203,000	297,000	(32%)	8%	95%
Selling, general & administrative	1,702,000	1,154,000	47%	67%	370%

Total operating expenses	1,905,000	1,451,000	31%	75%	465%

Loss from operations	(2,072,000)	(1,759,000)	18%	(83%)	(564%)

Other income and (expense)
Interest and financing fees, net	59,000	118,000	(50%)	2%	38%
Equity loss — share of joint venture company losses	(60,000)	—	100%	(2%)	0%
Debt extinguishment	—	—	0%	0%	0%
Interest extinguishment	—	—	0%	0%	0%

Total other income and (expense)	(1,000)	118,000	(101%)	0%	38%

Net Income (loss)	$(2,073,000)	$(1,641,000)	26%	(84%)	(526%)

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

First Nine Months of Fiscal 2007 vs. First Nine Months of Fiscal 2006
The following table presents the consolidated statements of operations as well as the percentage relationship to total revenues of items included in our Consolidated Statements of Operations:

	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	% Change	2007	2006
				As a % of total net revenues
Net revenues
Research and development contracts	$—	$439,000	(100%)	0%	17%
Production	5,143,000	634,000	711%	202%	25%

Total net revenues	5,143,000	1,073,000	379%	202%	42%

Cost of revenues
Research and development contracts	—	767,000	(100%)	0%	30%
Production	5,728,000	1,228,000	366%	225%	48%

Total cost of revenues	5,728,000	1,995,000	187%	225%	79%

Gross profit (loss)	(585,000)	(922,000)	37%	(23%)	(37%)

Operating expenses
Research and development	815,000	929,000	(12%)	32%	37%
Selling, general & administrative	4,573,000	3,113,000	46%	180%	123%

Total operating expenses	5,388,000	(4,042,000)	(233%)	212%	(163%)

Loss from operations	(5,973,000)	(4,964,000)	20%	(241%)	(200%)

Other income and (expense)
Interest and financing fees, net	235,000	447,000	(47%)	9%	18%
Equity loss — share of joint venture company losses	(130,000)	(42,000)	210%	(5%)	(2%)
Debt extinguishment	—	920,000	(100%)	0%	36%
Interest extinguishment	—	472,000	(100%)	0%	19%

Total other income and (expense)	105,000	1,797,000	(106%)	(4%)	71%

Net Income (loss)	$(5,868,000)	$(3,167,000)	85%	(237%)	(128%)

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
          Computations of percentage change period over period are based upon our results, as rounded and presented herein.
          Revenue. Net revenues for the nine months ended September 30, 2007 were $5,143,000 as compared to $1,073,000 for the corresponding period in 2006. Net revenues for the three months ended September 30, 2007 were $2,541,000 as compared to $312,000 for the corresponding period in 2006. Net production sales for the nine months ended September 30, 2007 increased to $5,143,000 from $634,000 in the same period in 2006. Net production sales for the three months ended September 30, 2007 increased to $2,541,000 from $293,000 in the same period in 2006. The significant increase in total net revenues for the comparable periods primarily originate from our continued production stage efforts, in particular, our streamlining of the manufacturing process. Our research and development revenues for the nine months ended September 30, 2007 decreased to zero from $439,000 in the same period in 2006. For the three months ended September 30, 2007, research and development revenues decreased to zero from $19,000 in the same period in 2006. The company did not have any research and development revenues in the nine months of 2007, though we may realize research and development revenues in the future. The significant decrease in these revenues represent a migration from a development stage Company, into the early phases of our production stage. In the third quarter of 2007, our revenues continue to be derived primarily from production contracts with Tanfield, International, Wright Bus, Think, and the State of Hawaii. We believe we have improved the awareness of our product and service offerings with clients in part because of our past research and development results. Although we have seen strong indications for future production growth, there can be no assurance there will be continuing demand for our products and services.

     Cost of Revenue. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales for this contract revenue. Cost of revenues for the nine and three months ended September 30, 2007 increased to $5,728,000 and $2,708,000, respectively from $1,995,000 and $620,000 respectively, for the same period in 2006. This is primarily attributable to the increase in sales for the named periods and minor increases in integration support costs.
     Gross Margin. Negative gross margin for the 2007 quarter and year to date is $167,000 and $585,000, respectively. As a percentage of total net revenues, gross margins improved to a negative 7% and 23% from a negative 99% and 37% in addition to the absolute increase in dollars when compared to the corresponding three and nine month periods for 2007 and 2006. As a result of periodic evaluations of our production contracts, we determined certain contracts resulted in increased cost to deliver the product. This increase related primarily to increased material cost as well as increased labor and overhead. Additional human resource investments have allowed us to stabilize our manufacturing process while simultaneously discussing volume discounts with suppliers. We expect that these initiatives will contribute to improved production margins.
     Research and Development. Internal research, development and engineering expenses decreased in the nine and three months ended September 30, 2007 to $815,000 and $203,000 respectively, as compared with $929,000 and $297,000 respectively, for the same period in 2006. While we continue to develop several new products such as our post transmission parallel hybrid drive system, engine off capability, wireless software tracking and upgrade, and enhancements to our diesel generator set, our focus has moved into the early phases of production type arrangements, which account for the continued decrease in our internal research and development costs. We continue to allocate necessary resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters and other power management firmware.
     Selling, General, and Administrative Expenses (“S, G, & A”). Selling, general and administrative expenses increased by $1,460,000 to $4,573,000 for the nine months ended September 30, 2007 from the previous year’s comparable period. For the three months ended September 30, 2007, selling, general and administrative expenses increased by $548,000 to $1,702,000 when compared to the comparable period in 2006. The increase is attributable primarily to our migration into the early phases of the production stage. S, G & A costs increased as a result of the Company hiring additional human resources, both domestically, , and in both Asia and Europe. We have hired additional personnel in the fields of engineering, technical, and, administrative as part of our continued efforts to support current customers and to position the organization for potential future growth. Furthermore, we will continue to experience increases in corporate governance and regulatory compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002.. The Company has also increased our sales and marketing expenditures, our public relations expenditures, and have incurred additional administrative costs associated with improving our internal processes to support our early phases as a production stage Company. Management continues to explore cost reduction strategies in 2007, albeit it is likely that our selling, general, and administrative expenses will continue to increase in the near future.
     Interest Income. Interest income decreased by $212,000 and $59,000 to $235,000 and $59,000 in the nine and three months ended September 30, 2007 respectively, when compared to the same period in 2006. This decrease is a result of the Company having a smaller average cash balance for the comparable periods in 2007 and 2006.
     Net Loss. We realized a net loss of $5,868,000 for the nine months ended September 30, 2007. Our net loss for the three months ended September 30, 2007 was $2,073,000. We have incurred additional costs, specifically in the selling, general, and administrative area to facilitate our transition into a production stage company. These additional costs have increased our net loss when compared to the comparable periods in 2006.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part II, Item 1A-Risk Factors. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to S, G, & A, research and development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or developing and/or acquire the capability to manufacture and sell our products profitably.
     Our operations during the year ended December 31, 2006 were financed by development contracts and product sales, as well as from working capital reserves.
     During the nine months ended September 30, 2007, our operations required $7,640,000 more in cash than was generated. We continue to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand as well as corporate governance and regulatory compliance efforts. Accounts receivable are $2,763,000, a 672% increase from the balance at December 31, 2006 (net of write-offs). The increase is due to our increased sales volume in the third quarter of 2007.
     Inventory balances increased by $2,623,000 when comparing the balances at September 30, 2007 and December 31, 2006. This represents a 154% increase in the inventory balance between the two periods. We have increased our materials purchasing volume during in the third quarter of 2007 to support our current sales order volume, as well as anticipated increases in future sales volume.
     Prepaid expenses and other current assets decreased by net $408,000 at September 30, 2007 from the December 31, 2006 balance of $708,000, or 58%. The Company elected to transfer all Certificate of Deposit balances to a money market account, resulting in a decline in the accrued interest receivable of approximately $260,000 on investments of $5 million.
     Fixed assets increased by $19,000, net of depreciation and writeoffs, at September 30, 2007, when compared to the December balance of $627,000. In the third quarter of 2007, the Company purchased $96,000 in new property and equipment. The Company recognized $77,000 worth of depreciation expense in the third quarter.
     Equity method investments decreased by $130,000 in the nine months of 2007 from a balance of $1,647,000 at December 31, 2006, reflecting a pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended September 30, 2007, the ITC generated a net loss of approximately $325,000 resulting in a charge to us of $130,000 utilizing the equity method of accounting for our interest in the ITC.
     Accounts payable increased in the third quarter of 2007 by $1,248,000 to $1,630,000 from $382,000 at December 31, 2006. This increase is attributable to increased materials purchasing to support current sales orders as well as anticipated future orders.
     Deferred revenues decreased at September 30, 2007 by $332,000, when comparing to the December 31, 2006 balance of $399,000. This difference represents the realization of revenue that had been deferred in December, predominantly associated with the Company’s contract with the State of Hawaii.
     Accrued payroll and related expense increased by $112,000 or 51% at September 30, 2007, when compared to the balance reported at December 31, 2006. The Company has continued to increase headcount to support expanded production efforts.
     Other accrued expenses increased by $1,106,000 at September 30, 2007 from the balance of $664,000 at December 31, 2006, primarily due to the accrual of professional services, the Company-wide software finalization, as well as accruals for certain un-invoiced inventory purchases. Furthermore, the warranty accrual increased in proportion to our increase in sales.
     Accrued interest payable increased to $837,000 for the quarter ended September 30, 2007, an increase of 14% from the balance of $735,000 at December 31, 2006. The increase is due to interest related to our debt instruments.
     In July 2007, the Company entered into an agreement with a financial institution as placement agent to sell 2,218,000 shares of common stock. The financial institution presently serves as the Nominated Adviser in connection the listing of the Company’s common shares on the Alternative Investment Market (AIM) of the London Stock Exchange.
     On the closing date of August 1, 2007, pursuant to the placing agreement, the Company sold the 2,218,000 shares of common stock for approximately $5.35 per share to certain eligible offshore investors. The Company received approximately US $11,698,000 in gross proceeds from the offering. The financial institution received a 5% selling commission, resulting in proceeds to the Company before offering expenses of approximately US $11,000,000. The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of the Company’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither the Company nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
Recent Accounting Pronouncements
     In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings. This issue is effective for annual periods beginning after September 15, 2007. Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007 We have evaluated the potential impact of these issues and anticipate that they will have no material impact on our financial position and results of operations.
     Also in June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (“SOP”) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” This SOP provides guidance for determining whether an entity is an investment company and also addresses when the specialized industry accounting principles of an investment company should be used by a parent company in consolidation or by an investor that applies the equity method of accounting to its investment in the entity. This SOP is effective for fiscal years beginning on or after December 15, 2007. We have evaluated the potential impact of this standard and anticipate it will have no material impact on our financial position and results of operations.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115 (‘SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by the Company January 1, 2008. The Company does not expect the adoption of SFAS 159 to result in a significant impact on its financial position, cash flows and results of operations.
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
     The Company files federal income tax returns in the United States (“U.S.” or “US”). The Company is no longer subject to U.S. state, or non-U.S. income tax examinations by tax authorities for years before 2003. Certain U.S. Federal returns for years 2006 and following are not closed by relevant statutes of limitation due to unused net operating losses reported on those returns.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate and Credit Risk. Our exposure to market rate risk for changes in interest rates relates to our investment portfolio. Our primary investment strategy is to preserve the principal amounts invested, maximize investment yields subject to other investment objectives and maintain liquidity to meet projected cash requirements. Accordingly, we invest in instruments such as money market funds, certificates of deposit, United States government/agencies bonds, notes, bills and municipal bonds that meet high credit quality standards, as specified in our investment policy guidelines. Our investment policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. We do not currently use derivative financial instruments in our investment portfolio and we do not enter into market risk sensitive instruments for trading purposes. We do not expect to incur any material losses with respect to our investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of September 30, 2007). Based on this evaluation, our principal executive officer (Mr. Michael Staran) and principal financial officer (Mr. Jarett Fenton) concluded that our disclosure controls and procedures were not effective.
     As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, management’s assessment identified a material weakness in our inventory process due to ineffective controls over the inventory pricing, tracking, and reserve analysis. This control deficiency resulted in an audit adjustment to our 2006 financial statements and could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that would not be prevented or detected. Our independent registered public accounting firm, PMB Helin Donovan, concluded that these significant deficiencies constituted a “material weakness” in our internal controls. Our management also determined that these deficiencies constitute a material weakness that impacted our disclosure controls and procedures in our Annual Report on Form 10-K for the year ended December 31, 2006 and continued through the period covered by this Form 10-Q.

Remedial Actions and Changes in Internal Control
     We have developed and are in the process of implementing remediation plans to address our material weakness. The details of those remediation plans are included in Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006 incorporated herein by reference. During the quarter ended September 30, 2007, the following specific remedial actions have also been put in place:
•	Created a regulatory compliance department in light of efforts for meeting Section 404 of the Sarbanes-Oxley Act of 2002. The regulatory compliance department, in cooperation and in conjunction with efforts by the Audit Committee and executive management, is responsible for ensuring the operating effectiveness of internal controls over financial reporting at the Company with the objective of appropriately addressing the risk of material misstatement on the Company’s financial statements.

•	Began to formalize a quantitative first, qualitative additive risk-based approach to assessing control risk or the risk internal controls over financial reporting may not prevent or timely detect a material misstatement on the Company’s financial statements as defined by the PCOAB and SEC. Our assessment was based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the risk assessment, we identified key risk business processes, including, but not limited to, the inventory process.

•	Hired a full-time Controller to oversee the day-to-day functions of the accounting and finance department. The CFO acted in the capacity of the Controller prior to the filling of the position.

•	Hired a full-time Inventory Control Manager to summarize and manage the movement or tracking of inventory throughout the production process. We also hired a full-time Production Scheduler to manage the production schedule requirements and assist in monitoring the production process.

•	Hired a full-time Senior/Cost Accountant to assist in the evaluation of the inventory accounts and job costing.

•	Hired a full-time Shop Supervisor to handle the daily operations of the production process.

•	Established period end internal controls such as robust account balance reconciliations, inspection of documents used to support the substance and form of inventory transactions, including, the summarizing, recording, and processing with warehouse, engineering, and production personnel, and executive management.
     During the quarter ended September 30, 2007, we completed material sections of documentation or evaluation of the internal control over financial reporting beyond that which had been completed as of December 31, 2006 and are performing the above remedial actions. Other than as described above, there have not been any other changes in our internal control over financial reporting as of September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of November 14, 2007 and during the quarter ended September 30, 2007, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
Compliance with Sarbanes-Oxley Act of 2002.
     We are exposed to significant costs and risks associated with complying with increasingly stringent and complex regulations of corporate governance and disclosure standards. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX rules require growing expenditure of management time and external resources. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and for fiscal year 2008 attestations of the effectiveness of our internal controls by our independent registered public accounting firm. This process has required us to hire additional personnel and outside advisory services and may result in significant accounting, audit and legal expenses. We expect to continue to incur expenses in future periods to comply with regulations pertaining to corporate governance as described above.
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     On August 1, 2007, the Company sold 2,218,000 shares of common stock pursuant to the placing agreement at approximately US $5.35 per share to certain eligible offshore investors for approximately US $11,698,000 in gross proceeds. The placement agent received a 5% selling commission, resulting in proceeds to Enova before offering expenses of approximately US $11,000,000. The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of the Company’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither the Company nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the

Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2007

ENOVA SYSTEMS, INC. (Registrant)

/s/ Jarett Fenton
By: Jarett Fenton, Chief Financial Officer

Exhibit Index
EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002