Form 10-K
period 2007-12-31
ENOVA SYSTEMS INC
filed 2008-03-26
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 1-33001

ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3056150
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1560 West 190th Street, Torrance, California 90501
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(310) 527-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                                                                          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of June 29, 2007, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $69,959,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The American Stock Exchange). As of March 4, 2008, there were approximately 17,156,000 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

ENOVA SYSTEMS, INC.

2007 FORM 10-K ANNUAL REPORT

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

As part of our continuing strategic relationship with International Truck and Engine Corp (IC Corp), we executed an agreement to produce the nations first hybrid school busses. IC Corp is the nation’s largest school bus manufacturer, claiming over 60% of the Domestic Build. In addition to School Buses, IC Corp is teaming with Enova to supply hybrid buses to the Commercial Bus Market.

Enova believes that our business outlook is improving. Greater recognition and strong engineering have allowed us to make several key strides towards sustainable revenue. In conjunction with this expected outlook, we have recently made several key management changes in 2007:

•	In January 2007, Corinne Bertrand resigned as Chief Financial Officer. In her place, Jarett Fenton was appointed as Chief Financial Officer.

•	In February 2007, John Dexter retired from his position as Director of Operations. In his place, Bill Frederiksen was appointed as Executive Director of Operations.

•	In June 2007, Edwin Riddell retired from his position as Chief Executive Officer. In his place, Mike Staran was appointed as Chief Executive Officer.

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

During 2007, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, International Truck and Engine (IC Corp), Ford Motor Company (Ford), Hyundai Motor Car, US Military, Wright Bus of the United Kingdom, and Th!nk well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, Volvo/Mack, Tanfield/Smith Electric Vehicles and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped Enova easily surpass, since our inception, the manufacturing of its 1284th system. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.

For the year ended December 31, 2007, the following customers each accounted for more than ten percent (10%) of our total revenues:

Customer	Percent

Tanfield Engineering Systems Limited	52%
International Truck and Engine Corporation	15%

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

We continue to seek and establish alliances with major players in the automotive, stationary power and fuel cell fields. 2007 allowed Enova to further its penetration into the European and Asian markets, as well as allow them to begin relationships with significant North American companies. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. We will utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), we believe that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense.

Some recent highlights of our accomplishments are:

•	Enova increased its personnel by nearly 50% during 2007. The increase was due to direct strengthening of Enova’s Supply Chain Management, Quality, Software and Engineering Departments.

•	International Truck and Engine (IC Corp), the nation’s largest School Bus manufacturer, has partnered with Enova to supply the nation’s 1st production Hybrid School Buses. IC Corp currently maintains 60% of the School Bus market. In addition to School Buses, IC Corp is teaming with Enova, as early adopters, to supply production hybrid buses to the Commercial Bus Market. Enova and IC recently broadened their penetration into Canada and Mexico. There are no assurances, however that any purchase orders will be realized.

•	WrightBus, the largest low-floor and Double Deck bus manufacturer in the United Kingdom, has taken delivery of our series hybrid diesel genset and integrated them into its medium and large bus applications. Six of these systems are now running seven days a week 18 hours a day in London. We continue to work with WrightBus on projects related to Enova’s hybrid drive systems. There are no assurances, however that any purchase orders will be realized.

•	Tanfield, the World’s largest electric vehicle manufacturer, has signed an arrangement with Enova where Enova will supply electric drive systems for Tanfield’s 3.5, 7.5 and 12 ton vehicles. Enova expects to supply Tanfield units during 2008 and throughout 2009. There are no assurances, however that any purchase orders will be realized.

•	First Auto Works, China’s largest vehicle manufacturer has partnered with Enova whereas Enova will supply its pre transmission hybrid system for bus applications. Enova has recently been awarded an order for 20 systems. There are no assurances, however that any future purchase orders will be realized.

•	Th!nk and Electric Vehicles OEMs have both utilized Enova as a supplier of primary components/systems for their vehicles.

•	Verizon has recently taken, in total, receipt of fifteen (15) service vans incorporating Enova’s technology. Verizon is the nation’s second largest fleet operator with 58,000 vehicles. In addition to Verizon, Enova has begun development work with other large fleet operators in both the service van and pick up and delivery sectors. There are no assurances, however that any purchase orders will be realized.

•	The Company integrated and delivered two (2) service vehicles with Enova’s unique Post-Transmission Parallel Hybrid Drive System to Cox Communications. The hybrid vehicles are a GM 1500 Silverado Pickup and a Ford E250 Cargo Van. This development illustrates Enova’s strategic focus to further penetrate the fleet market.

•	In 2008, the Company was chosen to power four (4) Optare Solo Buses, integrated by UK-based Traction Technology Plc. The Buses will incorporate Enova’s 120kW Series Hybrid drive system. There are no assurances, however that any future purchase orders will be realized.

We also received recognition from both governmental and private industry with regards to U.S. military applications of our hybrid drive systems and fuel cell power management technologies. Through 2007 we refined development on several new power management and drive systems such as our High Voltage version of our 120kW and 240 kW drive system, Dual 8kW inverter, 380V DC/DC converter, Mobile Fuel Cell Generator, a multi-functional processor, as well as upgrades to our Battery Care Management system, Fuel Cell Management system and our High Voltage Power Converter. We continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company (Ford), the City of Honolulu and several domestic and international vehicle and bus manufacturers in China, Italy, the United Kingdom, Malaysia and Japan. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. We have furthered our development and production of systems for both mobile and stationary fuel cell powered systems with major companies such as Ford, Chevron, Texaco, and UTC Fuel Cells, a division of United Technologies. We also are continuing our current research and development programs with Mack/Volvo, EDO Corporation, the U.S. Air Force and the U.S. Navy, as well as developing new programs with Hyundai Motor Company (HMC), the U.S. government and other private sector companies for hybrid and fuel cell systems.

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

Hybrid Motor Controllers

The controller houses all the components necessary to control the powering of a vehicle, in one easy-to-install package. Our main component is an inverter, which converts DC electricity to AC electricity. We also offers optional controllers for the air conditioning, power steering and heat pumps, 12VDC/24VDC DC-to-DC converter for vehicle auxiliary loads such as cell phones, radio, lights, and a 6.6kW AC-to-DC on-board conductive charger which allows for direct 110 VAC or 220 VAC battery charging. These are located in the same housing as the controller, thus extra interconnects are not required. This approach simplifies the vehicle wiring harness and increases system reliability.

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

We believe the Hybrid Vehicle market is poised for substantial growth and that Enova Systems products are ready to participate in this market. Enova is positioning itself capitalize on demands being placed on the market by offering solutions. Enova believes that our competitive advantages include:

•	Providing a full product line of power management, power conversion, and system integration

•	Providing products that allow the hardware to be software programmable and configurable

•	Offering a product line designed for the most advanced new fuel systems: electric, hybrid, fuel cell, microturbine powered vehicles, and battery, fuel cell, microturbine stationary power applications

•	Providing fully integrated, “drop-in” energy management and conversion system in “one box”

•	Providing scaleable modules

•	Offering systems with reduced footprint and weight, high functionality and low cost — characteristics essential for all market applications — due to our aerospace engineering experience

•	Meeting changing and sophisticated requirements of emerging alternative power markets and applications

•	Positioning ourselves as a strategic ally with our global customer base, manufacturers and our R&D partners. By building a business based on long-standing relationships with satisfied clients such as International Truck and Engine, First Auto Works, Wright Group, Tanfield, and Hyundai, we simultaneously build defenses against competition. Teaming with recognized global manufacturers allows Enova to avoid utilizing resources for manufacturing infrastructure as well as exploit Hyundai’s years of engineering expertise at relatively low costs.

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

For the years ended December 31, 2007, and 2006, we spent $1,159,000, and $1,363,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

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

Employees

As of December 31, 2007, we had 70 full time employees. Additionally, we employ 4 individuals as independent contractors, engaged on an hourly basis. The departmental breakdown of our employees includes 12 in administration, 4 in sales, 25 in engineering and research and development, and 29 in production.

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

Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception. Our net loss was $9,347,000 for the fiscal year ended December 31, 2007 and our accumulated deficit was $116,769,000 as of December 31, 2007. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop, and market our products. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

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

We may be unable to effectively compete with other companies who have significantly greater resources than we have

Although we were originally founded in 1976, our business just completed a migration into an early production stage, and our proposed operations are subject to all of the risks inherent in production stage, including the likelihood of continued operating losses. Many of our competitors, in the automotive, electronic and other industries, are larger, more established companies that have substantially greater financial, personnel, and other resources than we do. These companies may be actively engaged in the research and development of power management and conversion systems. Because of their greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sales of their products than we can. We believe that developing and maintaining a competitive advantage will require continued investment in product development, manufacturing capability and sales and marketing. We cannot assure you however that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors may establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2007, the five highest outstanding accounts receivable balances totaled $3,963,000 which represents 88% of our gross accounts receivable, with one customer accounting for $2,698,000, representing 60% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

We are exposed to risks relating to evaluations of our internal controls

In connection with the audit of our financial statements for the year ended December 31, 2007, PMB Helin Donovan, LLP, our independent registered public accounting firm, notified our management and audit committee of the existence of “significant deficiencies in internal controls,” which is an accounting term for internal controls deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

As of December 31, 2007, we experienced a material weakness in our internal controls in inventory. While we intend to address this material weakness and have begun efforts to remediate this material weakness there is no assurance that this will be accomplished. These efforts may necessitate significant time and attention of our management and additional resources. If we fail to satisfactorily strengthen the effectiveness of our internal controls, neither we nor our independent registered public accounting firm may be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

On October 17, 2007, Enova entered into a Lease Agreement with Sunshine Distribution LP (“Landlord”), with respect to the Lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “lease”) in order to facilitate the Company’s migration into a production phase. The Lease term commenced on November 1, 2007, and expires January 1, 2013. The total basic monthly rent will be approximately $37,000, and will be incrementally increased each year, based on the increase in the consumer price index. Under the lease, Enova will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. As of February 28, 2008, this facility will house all of Enova’s departments. Enova also has a leased office in Hawaii which is rented on a month-to-month basis at $1,500 per month, and a sales office in Michigan that it leases on a month-to-month basis at $500 per month.

Enova’s corporate offices were previously located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility housed various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminated on February 28, 2008.

ITEM 3.	LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of business. At December 31, 2007, we had no known material current, pending or threatened litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the American Stock Exchange (“AMEX”) under the trading symbol “ENA” and on the London Stock Exchange AIM Market under the symbol “ENVS.L” or “ENV.L”. The following table sets forth the high and low bid closing prices of our Common Stock as reflected on the American Stock Exchange. Our common stock became listed on the AMEX on August 29, 2006. Quotations have been restated to reflect the 1-45 reverse stock split, effective July 20, 2005.

	Common Stock
	High Price	Low Price

Calendar 2007
Fourth Quarter	$4.95	$3.20
Third Quarter	$3.20	$7.12
Second Quarter	$4.58	$8.07
First Quarter	$4.08	$4.83
Calendar 2006
Fourth Quarter	$5.10	$2.95
Second Quarter	$5.85	$3.40
Third Quarter	$4.85	$3.65
First Quarter	$5.35	$3.31

As of December 31, 2007, there were approximately 1,420 holders of record of our Common Stock. As of December 31, 2007, 100 shareholders, many of whom are also Common Stock shareholders, held our Series A Preferred Stock. As of December, 2007, approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Stock Issuances

On August 1, 2007, we sold 2,218,000 shares of common stock pursuant to the placing agreement at approximately US $5.35 per share to certain eligible offshore investors for approximately US $11,698,000 in gross proceeds. The placement agent received a 5% selling commission, resulting in proceeds to us before offering expenses of approximately US $10.8 million. The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of our common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither we nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act. At the time of placement, we had determined to file a registration statement to cover the resale of the shares. Due to subsequent changes by the SEC reducing the holding period under Rule 144 and distribution compliance period under Regulation S, we opted not to file any resale registration statement and have no present intention of doing so.

In October 2007, approximately 639,000 shares of Series B Preferred Stock were converted into common stock at the election of the holder for approximately 28,000 shares of common stock.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2007, Enova had an accumulated deficit of approximately $116,769,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The statement of operations data and balance sheet data for and as of the end of the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data
Net revenues	$9,175	$1,666	$6,084	$2,554	$4,310
Cost of revenues	9,763	2,900	6,001	2,239	3,304

Gross margin	(588)	(1,234)	83	315	1,006

Operating expenses
Research and Development	1,159	1,363	804	925	799
Asset Impairment	—	—	—	—	200
Selling, general and administrative	7,766	4,178	2,870	2,325	2,919

Total Operating Expense	8,925	5,541	3,674	3,250	3,918
Other Income and Expense
Interest and Financing Fees, net	343	550	13	(255)	(234)
Equity in losses	(177)	(3)	(118)	(192)	(40)
Gain on Debt Restructuring	—	1,392	1,569	—	—

Total Other Income and (Expense)	166	1,939	1,464	(447)	(274)

Net loss	$(9,347)	$(4,836)	$(2,127)	$(3,382)	$(3,186)

Per common share:
Net loss per common share	$(0.59)	$(0.33)	$(0.18)	$(0.38)	$(0.43)

Weighted average number common shares outstanding	15,796,000	14,802,000	11,644,000	8,832,000	7,441,000

Balance Sheet Data
Total assets	$21,173	$15,730	$21,973	$5,888	$4,870

Long-term debt	$1,306	$1,295	$2,321	$3,341	$3,347

Shareholders’ equity (deficit)	$14,177	$11,964	$16,604	$103	$(864)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2007 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

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

We continue to support IC Corp. in their efforts to maximize exposure in the Hybrid School Bus Market. We have been involved in large shows in Albany, NY and Reno, NV, Chicago, IL, Washington, DC as well as smaller venues throughout the Midwest. The exposure via shows and direct interface was aggressively pursued throughout the remainder of 2007, in an effort to promote IC Corp.’s production intent for Hybrid School Buses. IC Corp. claims to be the nation’s largest integrated school bus manufacturer with 60-65% of the school bus market share. As a result of these continued domestic efforts, the Company expanded throughout the North American continent and delivered hybrid school buses to Canada and Mexico through IC Corp.

IC Corp. continued to move to production on Hybrid School Buses. At the same time, IC Corp. announced that Enova would be their Hybrid drive system supplier. Also, in July, Enova and IC Corp. were awarded a contract for nineteen Hybrid School Buses. These buses were delivered to eleven states throughout 2007. The award was based on a project coordinated by the Advanced Energy consortium and was the first major Hybrid School Bus award of its kind.

Ford Motor Company continues to evaluate our components in thirty Ford Focus Hydrogen Fuel Cell Vehicles being evaluated in three countries. According to Ford Motor Company communications, the vehicles have functioned satisfactorily, and they continue to evaluate markets for producing additional vehicles. In August 2006, Enova announced that Ford Motor Company had ordered four (4) advanced design High Voltage Energy Converters (HVECs). This award confirmed Ford’s continued interest in Enova’s technology and was delivered to Ford during 2007.

Throughout 2007 we hosted and visited numerous potential customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. During the 4th quarter of 2007, we provided a large fleet operator a functional vehicle for evaluation. Every effort is made to continue to mature these relationships, as we hope that they will eventually lead to viable business relationships.

We also anticipate continuing our work with Tsinghua University of China, and their fuel cell bus development program. We believe that China intends to use hybrid-electric buses to shuttle athletes and guests at the 2008 Beijing Summer Olympics and the 2010 World’s Expo in Shanghai. We also believe China is seeking up to one thousand full-size hybrid-electric buses to support these global events. MTrans of Malaysia has integrated two of our standard HybridPower 120kW drive system into a hybrid 10-meter bus with a Capstone microturbine as its power source. This drive system is currently on demonstration in Hong Kong, PRC. Also, Hyundai continues to evaluate our converters in their fuel cell hybrid electric vehicles and we currently expect to deliver an additional sixteen units in 2007.

Some notable highlights of Enova’s accomplishments are:

•	Enova increased its personnel by nearly 50% during 2007. The increase was due to direct strengthening of Enova’s Supply Chain Management, Quality, Software and Engineering Departments.

•	International Truck and Engine (IC Corp), the nation’s largest School Bus manufacturer, has partnered with Enova to supply the nation’s 1st production Hybrid School Buses. IC Corp currently maintains 60% of the School Bus market. In addition to School Buses, IC Corp is teaming with Enova, as early adopters, to supply production hybrid buses to the Commercial Bus Market. Enova and IC recently broadened their penetration into Canada and Mexico. There are no assurances, however that any purchase orders will be realized.

•	WrightBus, the largest low-floor and Double Deck bus manufacturer in the United Kingdom, has taken delivery of our series hybrid diesel genset and integrated them into its medium and large bus applications. Six of these systems are now running seven days a week 18 hours a day in London. We continue to work with WrightBus on projects related to Enova’s hybrid drive systems. There are no assurances, however that any purchase orders will be realized.

•	Tanfield, the World’s largest electric vehicle manufacturer, has signed an arrangement with Enova where Enova will supply electric drive systems for Tanfield’s 3.5, 7.5 and 12 ton vehicles. Enova expects to supply Tanfield units during 2008 and throughout 2009. There are no assurances, however that any purchase orders will be realized.

•	First Auto Works, China’s largest vehicle manufacturer has partnered with Enova whereas Enova will supply its pre transmission hybrid system for bus applications. Enova has recently been awarded an order for 20 systems. There are no assurances, however that any future purchase orders will be realized.

•	Th!nk and Electric Vehicles OEMs have both utilized Enova as a supplier of primary components/systems for their vehicles.

•	Verizon has taken, in total, receipt of fifteen (15) service vans incorporating Enova’s technology. Verizon is the nation’s second largest fleet operator with 58,000 vehicles. In addition to Verizon, Enova has begun development work with other large fleet operators in both the service van and pick up and delivery sectors. There are no assurances, however that any purchase orders will be realized.

•	The Company integrated and delivered two (2) service vehicles with Enova’s unique Post-Transmission Parallel Hybrid Drive System to Cox Communications. The hybrid vehicles are a GM 1500 Silverado Pickup and a Ford E250 Cargo Van. This development illustrates Enova’s strategic focus to further penetrate the fleet market.

•	In 2008, the Company was chosen to power four (4) Optare Solo Buses, integrated by UK-based Traction Technology Plc. The Buses will incorporate Enova’s 120kW Series Hybrid drive system. There are no assurances, however that any future purchase orders will be realized.

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

Our products are “production-engineered.” This means they are designed so they can be commercially produced (i.e., all formats and files are designed with manufacturability in mind, from the start). For the automotive market, Enova designs its products to ISO 9000 manufacturing and quality standards. We believe Enova’s redundancy of systems and rigorous quality standards result in high performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances and confirms the value of the systems to OEM customers. Our engineering services focus on system integration support for product sales and custom product design.

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

Inventory reserve — We maintain an allowance against inventory for the potential future obsolescence or excess inventory that is based on our estimate of future sales. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required.

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

Stock-based Compensation — The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123(R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the beginning of the Company’s 2006 fiscal year. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123(R). The Company applied the provisions of SAB 107 in adopting SFAS 123(R).

Revenue recognition — The Company manufactures proprietary products and other products based on design specifications provided by its customers. The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Rendered — The Company performs all services or delivers all products prior to recognizing revenue. Professional consulting and engineering services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location. In certain instances, the customer elects to take title upon shipment.

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

Pursuant to Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21. EITF Issue 00-21 addressed the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of Issue 00-21 to multiple element agreements.

The Company also recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, gross margin related to each activity is recognized as those separate services are rendered.

Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts received are classified as current assets under contract work-in-progress. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities on contracts.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value. Companies are required to adopt the new standard for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In June 2007 the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) which requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect SFAS 141R will have an impact on its financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

Results of Operations

Years Ended December 31, 2007 and 2006

Net Revenues.  Net revenues of $9,175,000 for the twelve months ended December 31, 2007 increased by $7,509,000 or 451% from $1,666,000 during the same period in 2006. The increase was attributed to the largest overall shipment volume in the history of the Company at 384 units for 2007. In 2007, Tanfield Engineering Systems Limited and International Truck and Engine Corporation comprised of 52% and 15%, respectively of our revenues. In the prior year 2006, revenues were primarily derived from our relationships with Hyundai Motor Company and the State of Hawaii, representing 39% and 16%, respectively. In 2007, Enova focused on building new customer relationships in an effort to support our migration into the first phase of a production company. While we did continue several development projects throughout the year, the process by which management selected which development projects were accepted in 2007 largely depended on our assessment of which contracts had the greatest potential for a production relationship.

Cost of Revenues.  Cost of revenues of $9,763,000 for the year ended December 31, 2007 increased $6,863,000, or 237%, from $2,900,000 for the year ended December 31, 2006. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales. Our customers continue to require additional integration and support services to customize, integrate, and evaluate our products. We believe that a portion of these costs are initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we gain additional market share. Customers who have been using our products over one year do not typically incur this same type of initial costs.

Gross Profit Margin.  The gross profit margin for 2007 was negative 6% compared to a negative 74% in the prior year. The improved gross profit margin was as a result of a significant increase in manufacturing benefits associated with the Company’s migration into a production phase. The Company experienced its largest overall shipment volume in Company history of 384 units in 2007.

Research and Development Expenses.  Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense decreased in 2007 to $1,159,000 from $1,363,000 for the same period in 2006, a decrease of $204,000 or 15%. The aforementioned was a consequence of migration into production revenues and movement away from our research and development phase. In 2007, we continued to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we will be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel and related costs of sales and marketing employees, consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for general corporate functions, including finance, accounting, strategic and business development, human resources and legal. Selling, general and administrative expenses increased by $3,588,000 during 2007 from the balance for the year ended December 31, 2006 of $4,178,000, representing an 86% increase in these costs. The predominant reason for the increase is the Company’s on-going efforts in sales and marketing initiatives, as well as directives to streamline the accounting, quality, and inventory departments. This includes such things as trade shows, travel, marketing materials, and market consultants. As of December 31, 2007, we employed 70 full-time employees compared to 39 full-time employees as of December 31, 2006. The associated increase in wages, taxes and benefits also explains our increase in selling, general and administrative expenses.

Interest and Financing Fees, Net.  For the year ended December 31, 2007, interest and financing fees income, decreased by $207,000 from $550,000, down 38% from the 2006 balance. The decrease is a result of our comparatively lower average cash balance through the first seven months of 2007, when compared to the average cash balance during 2006. Furthermore, decrease in prevailing interest rates also attributed to the decrease in comparison to the same period in the prior year.

Equity in losses of non-consolidated joint venture.  For the year ended December 31, 2007, the ITC generated a net loss of approximately $437,000, resulting in a charge to Enova of $177,000 utilizing the equity method of accounting for our interest in the ITC net of our pro-rata share of losses attributable to the investment, which reflects our forty percent (40%) interest in the Hyundai-Enova Innovative Technology Center (ITC) as noted elsewhere in this Form 10-K. This was an increase in the net loss of $174,000 when compared to prior year or Enova’s share of net loss.

Debt and Interest Extinguishment.  In 2006, the Company settled $920,000 and $472,000 of debt and interest, respectively. In consideration for the settlement, we paid the beneficiaries $163,000. No debt or interest extinguishments occurred in 2007.

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statements of income data for each of the eight quarters in the two-year period ended December 31, 2007. In the opinion of management, this data has been prepared on a basis substantially consistent with our audited consolidated financial statements appearing elsewhere in this document, and includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this document. The operating results are not necessarily indicative of the results to be expected in any future period.

	March 31,		June 30,
	2007	2006	2007	2006

Net revenues	$1,543,000	$309,000	$1,059,000	$452,000
Cost of revenues	1,383,000	460,000	1,637,000	914,000

Gross profit (loss)	160,000	(151,000)	(578,000)	(462,000)
Operating Expenses
Research and development	95,000	325,000	517,000	308,000
Selling, general, and administrative	1,328,000	924,000	1,543,000	1,035,000

Total operating expenses	1,423,000	1,249,000	2,060,000	1,343,000
Other income and (expense)
Interest and financing fees, net	111,000	179,000	65,000	151,000
Equity in losses of non-consolidated joint venture	(41,000)	(26,000)	(29,000)	(16,000)
Debt extinguishment	—	920,000	—	—
Interest extinguishment	—	472,000	—	—

Total other income (expense)	70,000	1,545,000	36,000	135,000

Net income (loss)	$(1,193,000)	$145,000	$(2,602,000)	$(1,670,000)

Basic income (loss) per share	$(0.08)	$0.01	$(0.18)	$(0.11)

Weighted average number of shares outstanding	14,822,000	14,783,000	14,837,000	14,797,000

	September 30,		December 31,
	2007	2006	2007	2006

Net revenues	$2,541,000	$312,000	$4,032,000	$593,000
Cost of revenues	2,708,000	620,000	4,035,000	906,000

Gross profit (loss)	(167,000)	(308,000)	(3,000)	(313,000)
Operating Expenses
Research and development	203,000	297,000	344,000	433,000
Selling, general, and administrative	1,702,000	1,154,000	3,193,000	1,065,000

Total operating expenses	1,905,000	1,451,000	3,537,000	1,498,000
Other income and (expense)
Interest and financing fees, net	59,000	118,000	108,000	102,000
Equity in losses of non-consolidated joint venture	(60,000)	—	(47,000)	39,000
Debt extinguishment	—	—	—	—
Interest extinguishment	—	—	—	—

Total other income (expense)	(1,000)	118,000	61,000	141,000

Net income (loss)	$(2,073,000)	$(1,641,000)	$(3,479,000)	$(1,670,000)

Basic loss per share	$(0.13)	$(0.11)	$(0.20)	$(0.11)

Weighted average number of shares outstanding	16,333,000	14,800,000	17,149,000	14,802,000

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

Our operations during the year ended December 31, 2007 were financed by development contracts and product sales, as well as from working capital reserves.

During the year ended December 31, 2007, our operations required $10,561,000 more in cash than was generated, versus $5,144,000 in 2006. The Company continues to increase marketing and development spending as well as administrative expenses necessary for expansion to meet expected customer demand. Accounts receivable increased by $3,898,000 from $358,000, or approximately 1089% from the balance at December 31, 2006 (net of write-offs). The increase was primarily attributable to shipments worth approximately $2,965,000 in the fourth quarter of 2007 and an increase in sales in 2007 in comparison to the prior year.

Inventory increased from $1,704,000 at the year ended December 31, 2006 to $3,565,000 at the year ended December 31, 2007, representing a 109% increase in the balance. The increase was as a result inventory purchases in the fourth quarter of 2007 as the Company was anticipating an increase in sales volume in the coming periods. The Company experienced its largest overall shipment volume in Company history of 384 units and has received production orders for additional units for shipment in 2008.

Prepaid expenses and other current assets decreased by $251,000 during 2007 from the December 31, 2006 balance of $708,000 or almost 35%. The decrease is caused primarily by the decrease in interest receivable and cash held on a certificate of deposit. Furthermore, prepaid expenses decreased in 2007 due to the absence of prepaid integration costs associated with the Verizon van project when compared to 2006.

Fixed assets increased by $243,000 or 39%, net of accumulated depreciation, for the year ended December 31, 2007 from the prior year balance of $627,000 primarily due to the purchase of computers, furniture and office equipment, software, production tooling, machinery, and equipment associated with the expansion of production, engineering, and administration departments. These increases are consistent the Company’s migration into a production stage and expansion of operations.

Investments decreased by $5,000,000 in 2007 when compared to the balance as of December 31, 2006 of $5,000,000. This decrease was a result of cash increased liquidity requirements to support wages and salaries, supplier payments, and other factors noted as increases in selling, general, and administrative expenses. In addition, $2,000,000 of the decrease was attributed to the purchase of a certificate of deposit held in relation to the lease of a new facility located at 1560 West 190th Street, Torrance, California.

Intangible Assets decreased by $4,000 during 2007 from $74,000 in 2006. Enova did not recognize any additional intellectual property assets, including patents and trademarks, during 2007. The change in the balance was a result of the amortization of the patent. The warrants included in intangible assets have been fully amortized as of December 31, 2007.

Accounts payable increased in 2007 by 391% from $382,000 at December 31, 2006 to $1,877,000 at December 31, 2007. At December 31, 2007, the accounts payable balance represents balances owed to vendors for fourth quarter inventory purchases made in expectation of increasing sales volume in the coming periods, and is evidenced by an increased inventory balance, as discussed above.

Enova reported $101,000 of deferred revenue at December 31, 2007, compared to a deferred revenue balance at December 31, 2006 of $399,000. The decrease in the balance of $298,000 was due to the recognition of revenue from our customer, the Hawaii Center for Advanced Transportation Technologies (HCATT).

Accrued interest increased by $139,000 for the year ended December 31, 2007, an increase of 19%. The majority of the increase is associated with the net effect of interest accrued on the Note due the Credit Managers Association of California (CMAC) for $1.3 million (year end 2006 balance). Per the terms of the Note, unpaid interest and principal is due in April 2016. As such, the increase reflects the accrual of interest over the course of 2007.

Other accrued expenses and payables increased by $1,399,000 during 2007, from $664,000 at December 31, 2006. The increase primarily attributable to an increase in our warranty accrual in proportion with our increase in sales in comparison to the prior year while the remaining portion includes the accrual for receipt of inventory materials, production supplies, and engineering services.

Contractual Obligations

As of December 31, 2007, our contractual obligations for the next five years, and thereafter, were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt Obligations	$1,401	$95	$60	$8	$1,238
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,195	439	878	878	—
Purchase Obligations	—	—	—	—	—
Accrued Interest	874	12	—	—	862

Total	$4,470	$546	$938	$886	$2,100

Subsequent Offering

On March 26, 2008, the company entered into an agreement with a placement agent to sell 2,131,274 shares of common stock. Pursuant to the placing agreement, the placement agent has agreed to use its reasonable efforts to sell, and has conditionally sold, all such shares of Enova common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. It is anticipated that the company will receive approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent will earn a selling commission of 5% in addition to reimbursement of expenses. The closing of the offering is contingent upon, among other things, the listing of such shares for trading on each of the American Stock Exchange and the Alternative Investment Market (AIM) of the London Stock Exchange.

The offer and sale of the shares has been made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering will represent that the investor is not a United States person as defined in Regulation S. In addition, neither the company nor the placement agent has conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock to be issued in the offering will include a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.

Joint Venture — Hyundai-Enova Innovative Technology Center

In September 2003, Enova and Hyundai Heavy Industries, Co. Ltd. (HHI) commenced a relationship to establish the Hyundai-Enova Innovative Technology Center (ITC) to be located at Enova’s Torrance headquarters. The ITC was originally established as a technical center for specified products that would engage Enova as the commercial managers, the ITC as the primary engineering and development venture, and HHI as the primary components supplier. Although integral to our development and financial stability in prior years, Enova now is more established in the market as a fully functional, self-sufficient entity. To meet the anticipated needs of our core customers, we have developed resources to supply our products to the medium and heavy duty truck and bus market segment. Enova, along with HHI, are evaluating the relationship to determine its future role for both companies. As discussed in our Results of Operations, in fiscal year 2006 our relationship with Hyundai represented our largest customer generating 39% of revenues, but in fiscal year 2007 the relationship accounted for less than 10% of our revenues.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENOVA SYSTEMS, INC.

CONTENTS
December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Enova Systems, Inc.:

We have audited the balance sheets of Enova Systems, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ PMB Helin Donovan, LLP

Irvine, California
March 18, 2008

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,485,000	$5,612,000
Short term investments	—	5,000,000
Accounts receivable, net	4,256,000	358,000
Inventories and supplies, net	3,565,000	1,704,000
Prepaid expenses and other current assets	457,000	708,000

Total current assets	18,763,000	13,382,000
Property and equipment, net	870,000	627,000
Investment in non-consolidated joint venture	1,470,000	1,647,000
Intangible assets, net	70,000	74,000

Total assets	$21,173,000	$15,730,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,877,000	$382,000
Deferred revenues	101,000	399,000
Accrued payroll and related obligations	680,000	220,000
Other accrued expenses	2,063,000	664,000
Current portion of notes payable	95,000	71,000

Total current liabilities	4,816,000	1,736,000
Accrued interest payable	874,000	735,000
Notes payable, net of current portion	1,306,000	1,295,000

Total liabilities	$6,996,000	$3,766,000

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2007 and 2006	1,679,000	1,679,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 and 1,185,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2007 and 2006	1,094,000	2,432,000
Common stock — no par value, 750,000,000 shares authorized; 17,156,000 and 14,816,000 shares issued and outstanding as of December 31, 2007 and 2006	121,970,000	109,460,000
Common stock subscribed	30,000	36,000
Stock notes receivable for the sale of preferred stock	(1,149,000)	(1,176,000)
Additional paid-in capital	7,322,000	6,955,000
Accumulated deficit	(116,769,000)	(107,422,000)

Total stockholders’ equity	14,177,000	11,964,000

Total liabilities and stockholders’ equity	$21,173,000	$15,730,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2007	2006

Net revenues
Research and development contracts	$—	$439,000
Production	9,175,000	1,227,000

Total net revenues	9,175,000	1,666,000

Cost of revenues
Research and development contracts	—	1,046,000
Production	9,763,000	1,854,000

Total cost of revenues	9,763,000	2,900,000

Gross loss	(588,000)	(1,234,000)

Operating expenses
Research and development	1,159,000	1,363,000
Selling, general & administrative	7,766,000	4,178,000

Total operating expenses	8,925,000	5,541,000

Gross operating loss	(9,513,000)	(6,775,000)

Other income and (expense)
Interest and financing fees, net	343,000	550,000
Equity in losses of non-consolidated joint venture	(177,000)	(3,000)
Debt extinguishment	—	920,000
Interest extinguishment	—	472,000

Total other income, net	166,000	1,939,000

Net loss	$(9,347,000)	$(4,836,000)

Basic and diluted loss per share	$(0.59)	$(0.33)

Weighted average number of shares outstanding	15,796,000	14,802,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock						Common Stock		Notes Receivable	Additional
	Series A		Series B		Common Stock		Subscribed		for the Sale	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	of Preferred Stock	Capital	Deficit	Total

Balance, December 31, 2005	2,674,000	$1,679,000	1,217,000	$2,434,000	14,783,000	$109,323,000	8,000	$30,000	$(1,176,000)	$6,900,000	$(102,586,000)	$16,604,000

Conversion of Series A and Series B preferred stock	(22,000)	—	(32,000)	(2,000)	1,000	2,000						—
Issuance of common stock for director services					29,000	125,000	(8,000)	(30,000)				95,000
Issuance of common stock for director bonus					3,000	10,000						10,000
Stock option expense										55,000		55,000
Commitment to issue common stock for director services							12,000	36,000				36,000
Net loss											(4,836,000)	(4,836,000)

Balance, December 31, 2006	2,652,000	$1,679,000	1,185,000	$2,432,000	14,816,000	$109,460,000	12,000	$36,000	$(1,176,000)	$6,955,000	$(107,422,000)	$11,964,000

Conversion of series B preferred stock			(639,000)	(1,338,000)	28,000	1,338,000						—
Exercise of stock options					44,000	193,000						193,000
Issuance of common stock for cash					2,218,000	10,767,000						10,767,000
Issuance of common stock for director services					34,000	144,000	(12,000)	(36,000)				108,000
Issuance of common stock for director bonus					16,000	68,000						68,000
Stock option expense										367,000		367,000
Commitment to issue common stock for director services							6,000	30,000				30,000
Cash received for stock note receivable									27,000			27,000
Net loss											(9,347,000)	(9,347,000)

Balance, December 31, 2007	2,652,000	$1,679,000	546,000	$1,094,000	17,156,000	$121,970,000	6,000	$30,000	$(1,149,000)	$7,322,000	$(116,769,000)	$14,177,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,
	2007	2006

Cash flows from operating activities
Net loss	$(9,347,000)	$(4,836,000)
Adjustments to reconcile net loss to net cash used in operating activities
Debt extinguishment	—	(920,000)
Interest extinguishment	—	(472,000)
Depreciation and amortization	300,000	419,000
Loss on asset disposal	52,000	—
Inventory reserve	100,000	—
Equity in losses of non-consolidated joint venture	177,000	3,000
Issuance of common stock for director bonuses	68,000	10,000
Issuance of common stock for director services	138,000	132,000
Stock option expense	367,000	55,000
(Increase) decrease in:
Accounts receivable	(3,898,000)	1,815,000
Inventory and supplies	(1,961,000)	(688,000)
Prepaid expenses and other current assets	251,000	(526,000)
Increase (decrease) in:
Accounts payable	1,495,000	(1,014,000)
Accrued expenses	1,856,000	387,000
Deferred revenues	(298,000)	399,000
Accrued interest payable	139,000	92,000

Net cash used in operating activities	(10,561,000)	(5,144,000)

Cash flows from investing activities
Purchases of short-term investments	$—	$(5,000,000)
Maturities of short-term investments	5,000,000
Purchases of property and equipment	(515,000)	(259,000)

Net cash provided by (used in) investing activities	4,485,000	(5,259,000)

Cash flows from financing activities
Payment on notes payable and capital lease obligations	$(38,000)	$(172,000)
Net proceeds from sales of common stock	10,767,000	—
Proceeds from the execution of stock options	193,000	—
Proceeds from repayment of stock note receivable	27,000	—

Net cash provided by (used in) financing activities	10,949,000	(172,000)

Net increase (decrease) in cash and cash equivalents	4,873,000	(10,575,000)
Cash and cash equivalents, beginning of period	5,612,000	16,187,000

Cash and cash equivalents, end of period	$10,485,000	$5,612,000

Supplemental disclosure of cash flow information
Interest paid	$7,000	$1,000

Income taxes paid	$1,000	$1,000

Assets acquired through financing arrangements	$74,000	$95,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity and financing agreements. As of December 31, 2007, the Company had approximately $10.5 million of cash and cash equivalents. At December 31, 2007, the Company had a net working capital of approximately $13.9 million as compared to $11.7 million at December 31, 2006, representing an increase of $2.2 million. The Company believes that it currently has sufficient cash and financing commitments to meet its funding requirements over the next year. However, the Company has experienced and continues to experience recurring operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan over the next several years. The Company is striving to expand its presence in the marketplace and achieve operating efficiencies.

Joint Venture — Hyundai-Enova Innovative Technology Center

In June 2003, the Company and Hyundai Heavy Industries of Korea (“HHI”) commenced operations of Hyundai-Enova Innovative Technology Center, Inc. (the “ITC”), a 60/40 joint venture to develop hybrid drive technology. ITC is domiciled in Torrance, California. Concurrent with the formation of the joint venture, the Company entered into a stock purchase agreement with HHI.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

The Company manufactures proprietary products and other products based on design specifications provided by its customers.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectibility is reasonably assured.

Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

Delivery Has Occurred or Services Have Been Rendered — The Company performs all services or delivers all products prior to recognizing revenue. Professional consulting and engineering services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location. In certain instances, the customer elects to take title upon shipment.

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

Pursuant to Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21. EITF Issue 00-21 addressed the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of Issue 00-21 to multiple element agreements.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred Revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under Deferred Revenue.

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

Short-Term Investments

Short-term investments consist of certificates of deposit with maturities of less than a year.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. The Company determines the allowance based on historical write-off experience, current market trends and, for larger accounts, the ability to pay outstanding balances. The Company continually reviews its allowance for doubtful accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2007 and 2006, the Company maintained a reserve of $261,000 for doubtful accounts receivable. There was no bad debt expense recorded in 2007 or 2006.

Inventories and Supplies

Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, and is stated at the lower of cost (first-in, first-out) or market (net realizable value).

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Assets Held as Leasehold Improvements

Assets held as leasehold improvements are recorded at cost. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

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

Equity Method Investment

Investment in ITC, a joint venture (see Note 1) is accounted for by the equity method. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity losses in non-consolidated joint venture” in the statements of operations. The Company’s carrying value in an equity method joint venture company is reflected in the caption “Investment in non-consolidated joint venture” in the Company’s balance sheets.

Patents

Patents are measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 20 years and are stated net of accumulated amortization of $24,000 and $19,000 at December 31, 2007 and 2006, respectively.

Intangible Assets — Development Agreement

The Company entered into an agreement to develop and manufacture a high power, high voltage conversion module for Ford Motor Company’s (Ford) fuel cell vehicle. The fair value of warrants issued as the purchase price for the five-year agreement, which was determined using the Black-Scholes option pricing model, was recorded as an intangible asset and has been amortized over the period of its estimated benefit period of 5 years.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2007 and 2006, the Company did not have any impairment loss related to an intangible asset (see Note 6).

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

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in the Company’s statements of operations for 2007 and 2006 include compensation expense related to share-based awards granted prior to January 1, 2006 that vested during 2007 and 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense in 2007 and 2006 also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Advertising Expense

The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $1,000 and $2,000, respectively.

Research and Development

In accordance with SFAS No. 2, “Accounting for Research Development Costs” research, development, and engineering costs are expensed in the year incurred. Costs of significantly altering existing technology are expensed as incurred.

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all tax positions under Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”) upon initial adoption.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Options to purchase common stock	329,000	162,000
Warrants to purchase common stock	—	—

Potential equivalent shares excluded	329,000	162,000

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Major Customers

During the year ended December 31, 2007, the Company conducted business with two customers whose gross sales comprised 52% and 15% of total revenues and accounted for 60% and 15% of gross accounts receivable, respectively. During the year ended December 31, 2006, the Company conducted business with two customers whose gross sales comprised 39% and 16% of total revenues. As of December 31, 2006, four customers accounted for 36%, 17%, 13%, and 11% of gross accounts receivable, respectively.

In addition, one of the Company’s stockholders accounted for 3% and 39% of total revenues during the years ended December 31, 2007 and 2006, respectively. This stockholder holds approximately 4% of the total issued and outstanding common stock as of December 31, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to measure many financial instruments and certain other items at fair value. Companies are required to adopt the new standard for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In June 2007 the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) which requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest (“NCI”) in a subsidiary. SFAS 160 also changes the accounting for and reporting for the deconsolidation of a subsidiary. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect SFAS 141R will have an impact on its financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.

3.	Inventory

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2007	2006

Raw materials	$3,037,000	$1,285,000
Work-in-process	489,000	482,000
Finished Goods	139,000	—
Reserve for obsolescence	(100,000)	(63,000)

Total	$3,565,000	$1,704,000

For the year ended December, 31 2007 the reserve for obsolescence was increased by approximately $37,000. For the year ended December 31, 2006 the reserve for obsolescence was reduced, due to inventory written off, by $17,000.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Computers and software	$593,000	$464,000
Machinery and equipment	1,485,000	1,155,000
Furniture and office equipment	269,000	246,000
Demonstration vehicles and buses	397,000	421,000
Leasehold improvements	70,000	70,000
Construction in progress	60,000	—

	2,874,000	2,356,000
Less accumulated depreciation and amortization	(2,004,000)	(1,729,000)

Total	$870,000	$627,000

Depreciation expense was $296,000 and $304,000 for the years ended December 31, 2007 and 2006, respectively.

5.	Investment in Non-Consolidated Joint Venture — ITC

The Company has invested an aggregate of $2,000,000 into ITC. The Company’s share of income and losses is 40% as stated in the agreement. During the years ended December 31, 2007 and 2006, the Company recorded $177,000 and $3,000 as its proportionate share of losses in the joint venture.

The following is the condensed financial position and results of operations of ITC, as of and for the years ended presented below:

	December 31,	December 31,
	2007	2006

Financial position
Current assets	$3,635,000	$4,100,000
Property and equipment, net	42,000	12,000
Liabilities	(2,000)	—

Equity	$3,675,000	$4,112,000

Operations
Net revenues	$202,000	$259,000
Expenses	(872,000)	(458,000)
Interest income	233,000	192,000

Net loss	$(437,000)	$(7,000)

Company’s proportionate share of net loss	$(177,000)	$(3,000)

6.	Intangible Assets

Intangible assets consist of legal fees directly associated with patent licensing. The Company has been granted three patents. These patents have been capitalized and are being amortized on a straight-line basis over a period of 20 years.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In June 2001, a strategic relationship with Ford Motor Company was entered into to develop and manufacture a high power, high voltage conversion module for Ford’s fuel cell vehicle. Warrants were issued to Ford Motor Company in exchange for Ford’s commitment to enter into a five-year agreement. The issuance of the warrants was recorded as a non-current asset (Value Participation Agreement) at its fair market value of $577,000, which was determined using the Black-Scholes option pricing model, and was being amortized on a straight-line basis over the life of the contract. As of December 31, 2007, these warrants were fully amortized.

The following table illustrates the types and carrying values of the Company’s other assets:

	2007	2006

Patents	$93,000	$93,000
Valuation Participation Agreement	577,000	577,000

	670,000	670,000
Less accumulated amortization	(600,000)	(596,000)

Total	$70,000	$74,000

Amortization expense charged to operations was $4,000 and $115,000 for the years ended December 31, 2007 and 2006, respectively.

7.	Notes Payable

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes payable at December 31, consisted of the following:

	2007	2006

Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (10.75% at December 31, 2007) and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	59,000	88,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	27,000	—
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	37,000	—

	1,401,000	1,366,000
Less current portion	(95,000)	(71,000)

Long-term portion	$1,306,000	$1,295,000

Future minimum principal payments of notes payable consisted of the following:

December 31,
2007

2008	$95,000
2009	50,000
2010	10,000
2011	8,000
2012	—
Thereafter	1,238,000

Total	$1,401,000

8.	Revolving Credit Agreement

In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of December 31, 2007, the Company had $1,800,000 million available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”).

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.	Deferred Revenues

The Company has entered into a development contract with a federally funded consortium called the Hawaii Center for Advanced Transportation Technologies (HCATT). The consortium develops vehicles used by the United States Air Force. The Company has been developing vehicles for HCATT for 4 years under several different contracts. This specific development contract commenced on March 30, 2006, and was valued at $955,000. The Company is recording revenues for this contract on the basis of the percentage of completion method, with different deliverables divided into separate units of accounting based on relative fair values, as prescribed in SOP 81-1- “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Receipts of cash in excess of the revenue to be recognized under the percentage of completion is reflected as deferred on the balance sheet. The Company recognized $700,000 and $273,000 in revenue from HCATT during the year ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had deferred $0 and $166,000 in revenue from HCATT, respectively.

Additionally, the company has entered into several production and development contracts with other customers. The Company has evaluated these contracts, ascertained the specific revenue generating activities of each contract, and established the units of accounting for each activity. Revenue on these units of accounting is not recognized until a) there is persuasive evidence of the existence of a contract, b) the service has been rendered and delivery has occurred, c) there is a fixed and determinable price, and d) collectability is reasonable assured. This treatment is consistent with the guidance prescribed in SEC Staff Accounting Bulletin 104 “Revenue Recognition” and FASB Emerging Issues Task Force Issue 00-21 “Revenue Arrangements with Multiple Deliverables.” At December 31, 2007 and 2006, the Company had deferred $101,000 and $233,000 in revenue related to these contracts, respectively.

10.	Commitments and Contingencies

Leases

Enova’s corporate offices were previously located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility housed various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminated on February 28, 2008.

In October 2007, Enova entered into a lease agreement with Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”). The lease term commenced on November 1, 2007, and expires January 1, 2013. The total basic monthly rent will be approximately $37,000, and will be incrementally increased each year, based on the increase in the consumer price index. Under the Lease, Enova will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. As of February 28, 2008, this facility will house all of Enova’s departments. Rent due under the Lease was abated for the months of November and December 2007. Enova also has a leased office in Hawaii which is rented on a month-to-month basis at $1,500 per month, and a sales office in Michigan that it leases on a month-to-month basis at $500 per month.

The Company leases its operating and office facilities in Torrance, California and in Hawaii for various terms under long-term, non-cancelable operating lease agreements. Rent expense was $288,000 and $221,000 for the years ended December 31, 2007, and 2006, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under these non-cancelable operating and capital lease obligations at December 31, 2007 were as follows:

Year Ending	Operating
December 31	Leases

2008	$439,000
2009	439,000
2010	439,000
2011	439,000
2012 and thereafter	439,000

Total	$2,195,000

Employment Contracts

The Company has employment agreements with its executive officers, the terms of which expire at various times through January 2012. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for certain changes, as well as for incentive bonuses that are payable if specified management goals are attained. The aggregate commitment for future salaries at December 31, 2007, excluding bonuses, was approximately $1,875,000.

11.	Stockholders’ Equity

Common Stock

During the years ended December 31, 2007 and 2006, the Company issued 50,000 and 32,000 shares of common stock, respectively, to directors as compensation. The common stock issued in 2007 and 2006 was valued at $212,000 and $135,000, respectively, based upon the trading value of the common stock on the date of issuance.

Common Stock Subscribed

At December 31, 2007 and 2006, the Company was committed to issue 6,000 and 12,000 shares of common stock, respectively, to its directors. The value of this common stock issuable at December 31, 2007 and 2006 was $30,000 and $36,000, respectively and represents compensation to its directors.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

collecting the interest on these notes is remote; therefore, accrued interest has not been recorded since the fiscal year ended July 31, 1997.

Series B Preferred Stock

Series B preferred stock is currently unregistered and each share is convertible into shares of common stock on a two-for-one basis, including adjustments to reflect the Company’s 1-45 reverse stock split on July 20, 2005, at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering, if the offering results in net proceeds of $10,000,000, and the per share price of common stock is at least $2.00; and the merger, consolidation, or sale of common stock or sale of substantially all of the Company’s assets in which gross proceeds received are at least $10,000,000. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock. The stock has a liquidation preference of $2.00 per share together with an amount equal to, generally, $0.14 per share compounded annually at 7% per year from the filing date, less any dividends paid. Dividends on the Series B preferred stock are non-cumulative and payable at the annual rate of $0.14 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series B preferred stock. In October 2007, approximately 639,000 shares were converted into common stock at the election of the holder for approximately 28,000 shares of common stock.

Warrants

During the year ended December 31, 2007, the Company issued shares of common stock from the exercise of options. The agreement with Ford Motor Company (see Note 6) included issuing warrants to Ford to purchase 4.6% of the fully diluted common stock of the Company over a 66 month period. The number of shares to be acquired will be adjusted from time to time for increases in the Company’s fully diluted common stock. The vesting of these warrants is dependent upon Ford meeting specific purchase requirements.

The fair value of the warrants granted to Ford were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 102%, risk-free interest rate of 4.76% and an expected life of the warrants of 66 months. Warrants issued and vested under this agreement totaled 2,500,000 at an exercise price of $0.29 per share during the year ended December 31, 2001. As of June 30, 2004, Ford was no longer eligible for further vesting of its warrants per the terms of the Value Participation Agreement. On December 15, 2007, these warrants expired.

12.	Stock Options

Stock Option Program Description

For the year ended December 31, 2007 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the 2006 “Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders.

Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares. Options granted under the 1996 Plan typically have had an exercise price of 100% of the fair market value of the underlying stock on the grant date and expired no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 215,000 have been granted in 2007.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted. Share-based compensation expense related to stock options was $367,000 and $55,000 for the years ended December 31, 2007 and 2006, respectively, and was recorded in the financial statements as a component of selling, general and administrative expense.

As of December 31, 2007, the total compensation cost related to non-vested awards not yet recognized is $278,000. The weighted average period over which the future compensation cost is expected to be recognized is 12 months. The aggregate intrinsic value of total awards outstanding is $188,000.

As stock-based compensation expense recognized in the Statement of Operations for the twelve months of fiscal 2007 has been based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2007, the Company applied estimated average forfeiture rates of approximately 3% for non-officer grants, based on historical forfeiture experience.

For 2007 and 2006, the expected life ranged from 3 to 5 years for non-officer grants. Options granted for the 2007 and 2006 fiscal year did not vest based on the revenue milestones.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2007 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to officers and employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the bond equivalent yields that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2007:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	458,000	$4.48	6.8	$147,000
Granted	46,000	4.60	10	6,000
Exercised	—	—	—	—
Forfeited or expired	(342,000)	4.91	—	—

Outstanding at December 31, 2006	162,000	4.43	7.96	60,000

Granted	215,000	4.10	5	151,000
Exercised	(44,000)	4.36	—	—
Forfeited or expired	(4,000)	4.35	—	—

Outstanding at December 31, 2007	329,000	4.23	5.85	188,000

Vested and expected to vest at December 31, 2007	314,000	4.23	5.66	179,000

Options exercisable at December 31, 2007	204,000	$4.28	5.85	$41,000

The aggregate intrinsic value of $188,000 of options outstanding as of December 31, 2007 is based on Enova’s closing stock price of $4.80 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date.

At December 31, 2007, there were 2,785,000 shares available for grant under the employee stock option plan. The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 5.85 years. The exercise prices of the options outstanding at December 31, 2007 ranged from $4.10 to $4.50. The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 7.96 years. The exercise prices of the options outstanding at December 31, 2006 ranged from $4.35 to $4.50. Options exercisable were 204,000 and 119,000, at December 31, 2007 and December 31, 2006, respectively.

The table below presents information related to stock option activity for the fiscal ended December 31, 2007 and 2006:

	Fiscal Year Ended
	December 31
	2007	2006

Total intrinsic value of stock options exercised	$29,000	$—
Cash received from stock option exercises	$193,000	$—
Gross income tax benefit from the exercise of stock options	$—	$—

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123

The fair values of all stock options granted during the fiscal year ended December 31, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2007	2006

Expected life (in years)	3 - 5	5
Average risk-free interest rate	3 - 4%	4%
Expected volatility	75 - 104%	75%
Expected dividend yield	0%	0%

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

13.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all tax positions under Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”) upon initial adoption. The cumulative effect of applying the provisions of this interpretation had no effect on the opening balance of retained earnings for our fiscal year 2007.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2007 and 2006 consisted of the following:

	2007	2006

Deferred tax assets
Federal tax loss carry-forward	$35,668,000	$34,650,000
State tax loss carry-forward	2,057,000	1,548,000
Basis difference	—	1,610,000
Stock based compensation	167,000	—
Other, net	(222,000)	(114,000)

	37,670,000	37,694,000
Less valuation allowance	(37,670,000)	(37,694,000)

Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance decreased by $24,000 and increased by $2,444,000 during the years ended December 31, 2007 and 2006, respectively. As of December 31 2007, the Company had net operating loss carry forwards for federal and state

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

income tax purposes of approximately $104,904,000 and $23,276,000, respectively. The net operating loss carry forwards will begin expiring in 2008 to 2022.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2007 and 2006) to income taxes as follows:

	December 31,	December 31,
	2007	2006

Tax benefit computed at 34%	$3,178,000	$1,644,000
Change in valuation allowance	(24,000)	(2,444,000)
State tax (net of Federal benefit)	543,000	—
Change in carryovers and tax attributes	(3,697,000)	800,000

Net tax benefit	$—	$—

14.	Related Party Transactions

During 2007 and 2006, the Company purchased approximately $1,953,000 and $404,000, respectively, in components, materials and services from HHI. The Company had an outstanding payable balance owed to HHI of $483,000, net of a receivable of approximately $10,000, and $138,000 at December 31, 2007 and 2006, respectively.

A relative of one of the Company’s directors is a majority owner of a website consulting firm which provides services (branding) to the Company. The Company paid consulting fees and expenses to this firm in the amount of approximately $180,000 in 2007 and $149,000 in 2006.

15.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2007 and 2006, the Company did not make any contributions to the plan.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

16.	Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2007	2006

United States	$3,080,000	$579,000
Mexico	59,000	—
Italy	—	5,000
Korea	359,000	753,000
Japan	87,000	43,000
China	—	68,000
Malaysia	—	21,000
Ireland	—	115,000
United Kingdom	5,138,000	72,000
Norway	452,000	10,000

Total	$9,175,000	$1,666,000

17.	Subsequent Events

On March 26, 2008, the company entered into an agreement with a placement agent to sell 2,131,274 shares of common stock. Pursuant to the placing agreement, the placement agent has agreed to use its reasonable efforts to sell, and has conditionally sold, all such shares of Enova common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. It is anticipated that the company will receive approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent will earn a selling commission of 5% in addition to reimbursement of expenses. The closing of the offering is contingent upon, among other things, the listing of such shares for trading on each of the American Stock Exchange and the Alternative Investment Market (AIM) of the London Stock Exchange.

The offer and sale of the shares has been made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering will represent that the investor is not a United States person as defined in Regulation S. In addition, neither the company nor the placement agent has conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock to be issued in the offering will include a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 31, 2007, we dismissed Windes as our registered public accounting firm and engaged PMB Helin Donovan, LLP as our new independent registered public accounting firm. The decision regarding the end of the Windes engagement and the commencement of the PMB Helin Donovan’s engagement was made and approved by the audit committee of our board of directors after consideration of our current needs and position. Concurrent with the change in auditor, we also undertook managerial changes to our finance and operations departments, including a change in chief financial officer. In light of these organization changes and given the disagreement between us and Windes with respect to the filing of our Form 10-Q for the fiscal quarter ended September 30, 2006 filed November 13, 2006 (the “Form 10-Q”), the audit committee believed that engagement of a new auditor would lead to enhanced communications with respect to audit matters.

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

First, as reflected in the Current Reports on Form 8-K dated November 29 and December 5, 2006, Windes and we disagreed whether Windes authorized the Form 10-Q filing. After numerous discussions among Windes and us involving management and the audit committee, the disagreement was resolved by filing the requisite Item 4.02 Form 8-K (the “amended Form 10-Q”) and later filing the amended Form 10-Q for the fiscal period ended September 30, 2006 on December 29, 2006.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this 2007 Form 10-K, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness identified as part of our evaluation of internal control over financial reporting discussed below

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2007, we identified the following material weakness in our inventory process due to ineffective controls over the inventory pricing, tracking, and reserve analysis. This control deficiency resulted in an audit adjustment to our 2007 financial statements and could have resulted in a misstatement to cost of sales that would have resulted in a material misstatement to the annual and interim financial statements if not detected and prevented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remedial Actions and Changes in Internal Control over Financial Reporting

We have developed and are in the process of implementing remediation plans to address the material weakness identified above and otherwise enhance our internal control over financial reporting. During the year ended December 31, 2007, the following specific remedial actions have also been put in place:

•	We created a regulatory compliance department in light of efforts for meeting Section 404 of the Sarbanes-Oxley Act of 2002. The regulatory compliance department, in cooperation and in conjunction with efforts by the Audit Committee and executive management, is responsible for ensuring the operating effectiveness of internal controls over financial reporting with the objective of appropriately addressing the risk of material misstatement in our financial statements.

•	We enhanced period end internal controls such as robust account balance reconciliations, inspection of documents used to support the substance and form of inventory transactions, including, the summarizing, recording, and processing with warehouse, engineering, and production personnel, and executive management.

•	We hired a full-time controller to oversee the day-to-day functions of the accounting and finance department. Our Chief Financial Officer had acted in the capacity of the Controller prior to the filling of the position.

•	We hired a full-time Inventory Control Manager to summarize and manage the movement or tracking of inventory throughout the production process. We also hired a full-time Production Scheduler to manage the production schedule requirements and assist in monitoring the production process.

•	We hired a full-time Senior/Cost Accountant to assist in the evaluation of the inventory accounts and job costing.

•	We hired a full-time Shop Supervisor to handle the daily operations of the production process.

•	We hired a full-time Financial Reporting Manager to manage our external financial reporting processes, including periodic filings with the SEC.

•	We hired a full-time Director of Supply chain to develop and manage the materials planning function.

Other than as described above, there have not been any other changes in our internal control over financial reporting as of the quarter ended December 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

Equity Compensation Plan Information

For the fiscal year ended December 31, 2007, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in

November 2006, has a total of 3,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	329,000	$4.23	2,785,000
Equity compensation plans not approved by security holders	—	—	—
Total	329,000	$4.23	2,785,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Commission within 120 days after the close of registrant’s fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The financial statements filed as a part of this report are included in Item 8 of this report.

(a) 2. Financial Statement Schedule

No financial statement schedules are filed as a part of this report.

(a) 3. Exhibits

Exhibit #	Description

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.2	Our Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.3	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 30, 2007)
3.4	Amendments to Bylaws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 10, 2007)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, as filed on August 15, 2005)

Exhibit #	Description

10.2	Form of Security Agreement entered into May 31, 1995 between us and Credit Managers Association of California, Trustee (incorporated by reference to Exhibit 10.65 of our Quarterly Report on Form 10-Q for the period ended April 30, 1996, as filed on June 14, 1996)
10.3	Commercial Promissory Note dated October 10, 2007 between us and Union Bank of California*
10.4	Placing Agreement in connection with an application to join AIM dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.28 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.5	Agreement relating to the appointment of a Nominated Adviser and Broker dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.29 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.6	Placing Agreement dated July 25, 2007 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed August 7, 2007)
10.7	Facility Lease Agreement entered into October 17, 2007 between us and Sunshine Distribution L.P., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 23, 2007)
10.8	Employment Contract entered into May 1, 2005 between us and Edwin Riddell, formerly our President and Chief Executive Officer (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, as filed May 16, 2005)+
10.9	Retirement Agreement and Limited Release entered into July 12, 2007 between us and Edwin Riddell, formerly our Chief Executive Officer and President (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed July 16, 2007)+
10.10	Letter Agreement entered into March 13, 2006 between us and Corinne Bertrand, formerly our Chief Financial Officer (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, as filed August 11, 2006)+
10.11	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+
10.12	Letter Agreement entered into March 27, 2007 between us and Michael Staran, Executive Vice President and currently our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 4, 2007)+
23.1	Consent of PMB Helin Donovan*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ Michael Staran
Michael Staran,
Chief Executive Officer & President

Dated: March 25, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Staran, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Staran Michael Staran	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 26, 2008

/s/ Jarett Fenton Jarett Fenton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2008

/s/ Anthony N. Rawlinson Anthony N. Rawlinson	Director, Chairman of the Board	March 26, 2008

/s/ Bjorn Ahlstrom Bjorn Ahlstrom	Director	March 26, 2008

/s/ Malcolm Currie Malcolm Currie	Director	March 26, 2008

/s/ Donald H. Dreyer Donald H. Dreyer	Director	March 26, 2008

Signature	Title	Date

/s/ John Micek John Micek	Director	March 26, 2008

/s/ John R. Wallace John R. Wallace	Director	March 26, 2008

/s/ Edwin Riddell Edwin Riddell	Director	March 26, 2008

EXHIBIT INDEX

Exhibit #	Description

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.2	Our Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.3	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 30, 2007)
3.4	Amendments to Bylaws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed December 10, 2007)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, as filed on August 15, 2005)
10.2	Form of Security Agreement entered into May 31, 1995 between us and Credit Managers Association of California, Trustee (incorporated by reference to Exhibit 10.65 of our Quarterly Report on Form 10-Q for the period ended April 30, 1996, as filed on June 14, 1996)
10.3	Commercial Promissory Note dated October 10, 2007 between us and Union Bank of California*
10.4	Placing Agreement in connection with an application to join AIM dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.28 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.5	Agreement relating to the appointment of a Nominated Adviser and Broker dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.29 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.6	Placing Agreement dated July 25, 2007 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed August 7, 2007)
10.7	Facility Lease Agreement entered into October 17, 2007 between us and Sunshine Distribution L.P., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 23, 2007)
10.8	Employment Contract entered into May 1, 2005 between us and Edwin Riddell, formerly our President and Chief Executive Officer (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, as filed May 16, 2005)+
10.9	Retirement Agreement and Limited Release entered into July 12, 2007 between us and Edwin Riddell, formerly our Chief Executive Officer and President (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed July 16, 2007)+
10.10	Letter Agreement entered into March 13, 2006 between us and Corinne Bertrand, formerly our Chief Financial Officer (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, as filed August 11, 2006)+
10.11	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+
10.12	Letter Agreement entered into March 27, 2007 between us and Michael Staran, Executive Vice President and currently our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 4, 2007)+
23.1	Consent of PMB Helin Donovan*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.