Form 10-Q
period 2008-03-31
ENOVA SYSTEMS INC
filed 2008-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 29, 2008, there were 19,319,591 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$6,629,000	$10,485,000
Accounts receivable, net	2,671,000	4,256,000
Inventories and supplies, net	6,811,000	3,565,000
Prepaid expenses and other current assets	739,000	457,000

Total current assets	16,850,000	18,763,000
Property and equipment, net	2,015,000	870,000
Investment in non-consolidated joint venture	1,417,000	1,470,000
Intangible assets, net	69,000	70,000

Total assets	$20,351,000	$21,173,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,000	$1,877,000
Deferred revenues	102,000	101,000
Accrued payroll and related expenses	374,000	680,000
Other accrued expenses	3,770,000	2,063,000
Current portion of notes payable	94,000	95,000

Total current liabilities	6,516,000	4,816,000
Accrued interest payable	907,000	874,000
Notes payable, net of current portion	1,292,000	1,306,000

Total liabilities	8,715,000	6,996,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2008 and December 31, 2007	1,679,000	1,679,000

Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2008 and December 31, 2007	1,094,000	1,094,000

Common Stock — no par value, 750,000,000 shares authorized; 17,162,000 and 17,156,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	122,090,000	121,970,000

Common stock subscribed	42,000	30,000
Stock notes receivable for the sale of preferred stock	(1,149,000)	(1,149,000)
Additional paid-in capital	7,322,000	7,322,000
Accumulated deficit	(119,442,000)	(116,769,000)

Total stockholders’ equity	11,636,000	14,177,000

Total liabilities and stockholders’ equity	$20,351,000	$21,173,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net revenues
Production	$2,278,000	$1,543,000

Total net revenues	2,278,000	1,543,000

Cost of revenues
Production	2,388,000	1,535,000

Total cost of revenues	2,388,000	1,535,000

Gross profit (loss)	(110,000)	8,000

Operating expenses
Research and development	737,000	253,000
Selling, general & administrative	1,858,000	1,018,000

Total operating expenses	2,595,000	1,271,000

Gross operating loss	(2,705,000)	(1,263,000)

Other income and (expense)
Interest and financing fees, net	85,000	111,000

Equity in losses of non-consolidated joint venture	(53,000)	(41,000)

Total other income, net	32,000	70,000

Net loss	$(2,673,000)	$(1,193,000)

Basic and diluted loss per share	$(0.16)	$(0.08)

Weighted average number of shares outstanding	17,162,000	14,822,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,673,000)	$(1,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,000	74,000
Loss on asset disposal	1,000	—
Equity in losses of non-consolidated joint venture	53,000	41,000
Issuance of common stock for director services	42,000	36,000
Stock option expense	89,000	20,000
(Increase) decrease in:
Accounts receivable	1,585,000	(744,000)
Inventory and supplies	(3,245,000)	(1,069,000)
Prepaid expenses and other current assets	(282,000)	524,000
Increase (decrease) in:
Accounts payable	299,000	(61,000)
Deferred revenues	1,000	9,000
Accrued payroll and related expense	(306,000)	372,000
Accrued expenses	1,707,000	87,000
Accrued interest payable	33,000	33,000

Net cash used in operating activities	(2,592,000)	(1,871,000)

Cash flows from investing activities:
Maturities of short-term investments	—	5,000,000
Purchases of property and equipment	(1,250,000)	(111,000)

Net cash provided by (used) in investing activities	(1,250,000)	4,889,000

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(14,000)	(8,000)
Proceeds from repayment of stock note receivable	—	27,000

Net cash provided by (used in) financing activities	(14,000)	19,000

Net increase (decrease) in cash and cash equivalents	(3,856,000)	3,037,000
Cash and cash equivalents, beginning of period	10,485,000	5,612,000

Cash and cash equivalents, end of period	$6,629,000	$8,649,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three months ended March 31, 2008 and 2007
1. Description of the Company and its Business
          Enova Systems, Inc. (“Enova” or the “Company”) changed its name in July 2000. The Company was previously known as U.S. Electricar, Inc., a California corporation, which was incorporated on July 30, 1976. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.
2. Summary of Significant Accounting Policies
Interim Financial Information
          The financial information as of and for the three months ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
          The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year then ended.
Reclassifications
          Certain reclassifications have been made to the prior period financial statements to conform to the current quarter presentation.
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
Stock Based Compensation
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
     See Note 9 – Stock Based Compensation Plans for further information on stock-based compensation expense.

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
3. Inventory
Inventory is comprised of the following:

	March 31,	December 31,
	2008	2007
Raw Materials	$6,283,000	$3,037,000
Work In Progress	628,000	489,000
Finished Goods	—	139,000
Reserve for Obsolescence	(100,000)	(100,000)

Total	$6,811,000	$3,565,000

4. Other Accrued Expenses

	March 31,	December 31,
	2008	2007
Accrued Inventory Received	$2,239,000	$429,000
Accrued Professional Services	752,000	890,000
Accrued Warranty	769,000	734,000
Other Accrued Expenses	10,000	10,000

Total	$3,770,000	$2,063,000

5. Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	March 31,	December 31,
	2008	2007
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (8.25% at March 31, 2008) and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	51,000	59,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	23,000	27,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	34,000	37,000

	1,386,000	1,401,000
Less current portion	(94,000)	(95,000)

Long-term portion	$1,292,000	$1,306,000

          Revolving Credit Agreement
     In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of the three months ended March 31, 2008, the Company had $1,800,000 million available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.
6. Shareholders’ Equity
          At March 31, 2008 and December 31, 2007, the Company was committed to issue approximately 9,000 and 6,000 shares of common stock, respectively, to its Directors. The value of this common stock subscribed at March 31, 2008 and December 31, 2007 was $42,000 and $30,000, respectively and represents compensation to its Directors.

           Directors receive quarterly compensation at a flat rate of $4,000 in cash and $6,000 in common stock valued on the last business day of the quarter at the closing price. Additional compensation for the Chairman of the Audit Committee is $2,500 per quarter. The compensation for the two Audit Committee members is $1,250 per quarter. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.
     On March 26, 2008, Enova Systems, Inc. entered into an agreement with Investec Bank (UK) Limited as placement agent to sell 2,131,274 shares of common stock. Investec presently serves as the Nominated Adviser in connection with the listing of Enova’s common stock on the Alternative Investment Market (AIM) of the London Stock Exchange.
     The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither Enova nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of the shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
7. Related Party Transactions
          During the three months ended March 31, 2008, the Company purchased approximately $609,000 in components, materials, and services from Hyundai Heavy Industries (HHI), a related party. The outstanding payable balance owed to HHI on March 31, 2008 was approximately $548,000. A relative of a Director on the Board of Directors is a majority owner of a website consulting firm, which provides services (branding) to the Company. During the three months ended March 31, 2008, the Company paid consulting fees and expenses to this firm in the amount of approximately $49,000. The outstanding payable balance owed to this firm on March 31, 2008 was $26,000.
8. Subsequent Events
          On the closing date of April 3, 2008, pursuant to a placing agreement, Enova sold 2,131,274 shares of common stock (“Shares”) at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. Enova received approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent earned a 5% selling commission, resulting in proceeds to Enova before offering expenses of 3,990,000 pounds sterling (approximately $7,885,000).
          The offer and sale of the Shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither Enova nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All Shares of common stock issued in the offering included a restrictive legend indicating that the Shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of the Shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
          On April 23, 2008, Enova Systems, Inc. (the “Company”) entered into a Securities Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement with accredited investors (“Investors”). On the closing date of May 1, 2008, pursuant to the Purchase Agreement, Enova sold 1,273,700 shares (“Investor Shares”) of Enova’s common stock, no par value, (“Common

Stock”) for $3.91 per share, resulting in gross proceeds of approximately $4,980,000. The placement agent earned a selling commission of (i) a cash payment of approximately $249,000 and (ii) 25,474 shares of Common Stock, in addition to reimbursement of expenses. After placement fees and offering expenses, Enova received net proceeds of approximately $4,704,000.
          Pursuant to the Registration Rights Agreement, the Company granted the Investors certain resale registration rights in respect to the Investor Shares. The Investor Shares described above were issued to “accredited” investors only as such term is promulgated by the Securities and Exchange Commission (“SEC”). In reliance upon each such investor’s representation as an “accredited investor” among other representations. The issuance of the securities described above were exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the SEC. The securities offered have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
9. Stock Based Compensations Plans
          Stock Option Program Description
          For the year ended December 31, 2007, the Company had one equity compensation plan, the 2006 Equity Compensation Plan (the “2006 Plan”). The 1996 Stock Option Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
          The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which a total of 215,000 have been granted. All stock options have between five and ten year terms and generally vest and become fully exercisable from one to three years from the date of grant. As of December 31, 2007, the Company had 329,000 options outstanding which were comprised of issuances from both the 1996 Plan and the 2006 Plan of 114,000 and 215,000, respectively.
          Quarter ended March 31, 2008
          In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $89,000 for the three months ended March 31, 2008, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	March 31,	March 31,
	2008	2007
Income from continuing operations before income taxes	$89,000	$20,000
Income from continuing operations after income taxes	$89,000	$20,000
Cash flows from operations	$89,000	$20,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—

      As of March 31, 2008, the total compensation cost related to non-vested awards not yet recognized is $230,000. The weighted average period over which the future compensation cost is expected to be recognized is 9 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2008 or $4.45 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on March 31, 2008. This amount will change based on the fair market value of the Company’s stock. The exercise prices of the options outstanding at March 31, 2008 ranged from $4.10 to $4.35.

			Weighted Average Remaining
	2006 Plan	Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2007	329,000	$4.23	5.85	$85,000
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—

Outstanding at March 31, 2008	329,000	$4.23	5.29	$85,000

Exercisable at March 31, 2008	234,000	$4.26	5.35	$55,000

     The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 5.85 years. The exercise prices of the options outstanding at December 31, 2007 ranged from $4.10 to $4.95. Options exercisable were 234,000 and 204,000 at March 31, 2008 and December 31, 2007, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
10. Supplemental Cash Flow Information
     The Statement of Cash Flows for the three months ended March 31, 2008 and March 31, 2007, does not include under the caption “cash flows from financing activities” interest paid of $2,000 and $1,000, respectively. The Statement of Cash Flows for the three months ended March 31, 2008 and March 31, 2007, does not include under the caption “cash flows from financing activities” taxes paid of $1,000 and $1,000, respectively.
11. Recent Accounting Pronouncements
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
     In February 2008, The FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 clarifies repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact of this standard and currently does not expect the adoption of FSP No. 140-3 to have a significant impact on its financial position, cash flows and results of operations.

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have significant impact on its financial position, cash flows and results of operations.
     In February 2007, the FASB issued SFAS No. 159 “, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard for be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial position, results of operations or cash flows.
     In June 2007 the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) which requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company adopted EITF 07-3. The adoption of EITF 07-3 did not have a significant impact on its financial position, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its financial position, results of operations or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2007.

     The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

     In February 2008, we announced a contract with Th!nk Global on the production of 1,000 Power Control Units in 2008. We also announced a production contract with Smith Electric Vehicles, a division of The Tanfield Group Plc. The Company expects to supply an excess of 1,000 units in 2008 to Smith Electric Vehicles. There are no assurances future purchase orders will be realized from these customers.
     In March 2008, the Company finalized its move into a 43,000 square foot facility located at 1560 W 190th Street, Torrance (the “lease”). The Lease term commenced on November 1, 2007, and expires on January 1, 2013. Our expansion into a new facility was determined an essential part of our movement into a production stage.
          Throughout the first quarter of 2008, we continued to host and visit potential, as well as, existing customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. We continue to mature these relationships, as we believe they will eventually lead to viable business relationships.
          Enova has incurred significant operating losses in the past. As of March 31, 2008, we had an accumulated deficit of approximately $119.4 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that our business outlook is improving. Greater recognition and strong engineering have allowed us to make several key strides towards sustainable revenue.
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of its hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with various parties may result in production contracts during 2008 and beyond, there are no assurances that such additional agreements will be realized.
     During the first quarter of 2008, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, International Truck and Engine (IC Corp), Hyundai Motor Car, the US Military, Wright Bus of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, Volvo/Mack, Tanfield/Smith Electric Vehicles and Navistar (International Truck and Engine, IC Corporation). The continued relationships, in addition to our newest customers helped the Company surpass the manufacturing of 1,446 systems since our inception. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
     Since October 2007, the Company has been reviewing and finalizing its internal controls over financial reporting and as of March 31, 2008 — as discussed in Item 4 Controls and Procedures below – is finalizing the execution of remedial actions to address the material weakness identified as referenced in our Form 10-K Annual Report for the year ended December 31, 2007.
     In March 2008, the Company began planning for a certification and audit of its standards in accordance with the International Organization for Standardization (“ISO”). We believe the receipt of an independent ISO certification will allow the Company to supplement its existing product and service characteristics of quality, environmental friendliness, safety, reliability, efficiency and versatility.
Critical Accounting Policies
          In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2007
          The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involve inherently uncertain issues which require management’s most difficult, subjective or complex judgments.
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
Inventory reserve — We maintain an allowance against inventory for the potential future obsolescence or excess inventory. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.
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

RESULTS OF OPERATIONS
          Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
First Quarter of Fiscal 2008 vs. First Quarter of Fiscal 2007

	Three Months Ended		As a % of Revenues
	March 31,		March 31,
	2008	2007	2008	2007
Net revenues
Production	$2,278,000	$1,543,000	100%	100%

Total net revenues	2,278,000	1,543,000	100%	100%

Cost of revenues
Production	2,388,000	1,535,000	105%	99%

Total cost of revenues	2,388,000	1,535,000	105%	99%

Gross profit (loss)	(110,000)	8,000	-5%	1%

Operating expenses
Research and development	737,000	253,000	32%	16%
Selling, general & administrative	1,858,000	1,018,000	82%	66%

Total operating expenses	2,595,000	1,271,000	114%	82%

Gross operating loss	(2,705,000)	(1,263,000)	-119%	-82%

Other income and (expense)
Interest and financing fees, net	85,000	111,000	4%	7%
Equity in losses of non-consolidated joint venture	(53,000)	(41,000)	-2%	-3%

Total other income, net	32,000	70,000	1%	5%

Net loss	$(2,673,000)	$(1,193,000)	-117%	-77%

          The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
          Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Net revenues increased by $735,000 or 48% for the three months ended March 31, 2008 to $2,278,000 as compared to $1,543,000 for the corresponding period in 2007. Production sales for the three months ended March 31, 2008 increased to $2,278,000 from $1,543,000 in the same period in 2007. The increase in total net revenues was attributed entirely to our increase in production sales. Our research and development revenues for the three months ended March 31, 2008 and March 31, 2007 were zero, although we may realize research and development revenues in the future. Our revenues were derived primarily from production contracts with Tanfield, Th!nk Global, and First Auto Works of China. We continue to improve the awareness of our product and service offerings with clients in part because of our past research and development results as well as our production efforts. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues, which consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products, increased by $853,000 or 56% from $1,535,000 as of March 31, 2007 to $2,388,000 as of March 31, 2008. Cost of revenues for the three months ended March 31, 2008 and the same period in 2007 were solely attributed to the production cost of revenues. This is primarily attributable to the increase in sales for the named periods and minor increases in integration support costs as well as the identification of manufacturing efficiencies that could be implemented on future production runs.
     Gross Margin. Gross margin decreased $118,000 for the three months ended March 31, 2008 to negative $110,000 in comparison to the same period in 2007 of positive $8,000. As a percentage of total net revenues, gross margins declined, for the three months ended March 31, 2008, to a negative 5% from a positive 1% for the same period in 2007. We have taken measures to continue the maturity of our supply chain and production line by reorganizing personnel in light of our new facility’s layout. We expect to take benefits from the growth of these initiatives in the future although we may continue to experience a decline in gross margin.
     Research and Development. Internal research, development and engineering expenses increased $484,000 or 191% in the three months ended March 31, 2008 to $737,000 from $253,000 for the same period in 2007. The development of products such as our wireless software tracking and upgrade, post transmission parallel hybrid drive system, engine off capability, and enhancements to our diesel generator set accounted for a significant increase in our internal research and development costs. We also continued to allocate necessary resources to the development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters and advanced digital inverters as well as other power management firmware.

     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses increased $840,000 or 83% for the three months ended March 31, 2008 to $1,858,000 from $1,018,000 for the same period in 2007. S, G & A costs increased as a result of the Company hiring additional human resources, both domestically and internationally. We continued to hire additional personnel in the fields of engineering, technical, and, administrative as part of our continued efforts to support current customers and to position the organization for potential growth. Furthermore, we will continue to experience increases in corporate governance, regulatory compliance, and standardization efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002 and the International Organization for Standardization (“ISO”). The Company has also increased its sales and marketing expenditures, our public relations expenditures, and has incurred additional administrative costs associated with improving our internal processes. During the earlier part of the first quarter of 2008, we also experienced costs associated with the moving of our office furniture, production equipment, and other miscellaneous fixed assets to our new facility. Management continues to explore cost reduction strategies in 2008, albeit it is likely that our selling, general, and administrative expenses will continue to increase in the near future.
     Interest and Financing Fees, Net. Interest and financing fees income decreased $26,000 or 23% in the three months ended March 31, 2008 to $85,000 from $111,000 for the same period in 2007. This decrease is a result of the Company having a smaller average cash balance for the comparable periods in 2008 and 2007.
     Net Loss. We realized a net loss increase of $1,480,000 or 124% for the three months ended March 31, 2008 to $2,673,000 from $1,193,000 for the same period in 2007. We have incurred additional costs, specifically both in S, G & A and internal research and development in order to finalize our transition into a production stage. These additional costs have increased our net loss when compared to the comparable period in 2007.
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
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to S, G, & A, research and development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or developing and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2007 were financed by product sales and development contracts, as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of March 31, 2008, the Company had $1,800,000 million available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.
     Net cash used in operating activities was $2,592,000 for the first three months ended March 31, 2008 compared to $1,871,000 for the three months ended March 31, 2007. Cash used in operations in the first quarter of 2008 resulted from an increase in inventory and supplies. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for director services; these charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and common stock, respectively. We continued to increase marketing and development spending as well as administrative expenses necessary for expansion to meet customer demand as well as corporate governance and regulatory compliance efforts. As of March 31, 2008, the Company had $6,629,000 of cash and cash equivalents.
     Net cash used in investing activities was $1,250,000 for the first three months of 2008 compared to net cash provided of $4,889,000 in the first three months of 2007. Cash used in investing activities in the first three months of 2008 was solely attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility. Cash provided by the maturity of commercial paper net of purchases of property, plant, and equipment due to expansion of the Company’s operations.
     Net cash used in financing activities totaled $14,000 for the first three months of 2008, compared to net cash provided of $19,000 for the first three months of 2007. The changes between periods were considered nominal.
     As of March 31, 2008, accounts receivable was $2,671,000, a 37% decrease from the balance at December 31, 2007 (net of write-offs) of $4,256,000. The decrease is due to our collection efforts as a result of our sales in the fourth quarter of 2007.
     Inventory increased by $3,246,000 when comparing the balances at March 31, 2008 and December 31, 2007. This represents a 91% increase in the inventory balance between the two periods. We continued to increase our materials purchasing volume during in the first quarter of 2008 to support our anticipated sales order volume.
     Prepaid expenses and other current assets increased by net $282,000 at March 31, 2008 from the December 31, 2007 balance of $457,000, or 62%. The Company recorded prepaid expenses of approximately $270,000 associated with the Company’s sale of common stock. The sale of this common stock was fully realized on April 3, 2008.
     Fixed assets increased by $1,145,000, net of depreciation and write-offs, at March 31, 2008, when compared to the December 31, 2007 balance of $870,000. In the first quarter of 2008, the Company completed its move to a new facility and experienced an increase in leasehold improvements and purchases of fixed assets of $1,145,000, net of depreciation and write-offs. The Company recognized $104,000 worth of depreciation expense in the first quarter.
     Investment in our non-consolidated joint venture decreased by $53,000 in the first three months of 2008 from a balance of $1,470,000 at December 31, 2007, reflecting the pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the quarter ended March 31, 2008, the ITC generated a net loss of approximately $131,000 resulting in a charge to us of $53,000 utilizing the equity method of accounting for our interest in the ITC.
     Accounts payable increased in the first quarter of 2008 by $299,000 to $2,176,000 from $1,877,000 at December 31, 2007. This increase is attributable to increased materials purchasing to support current sales orders as well as anticipated future orders.
     Deferred revenues increased at March 31, 2008 by $1,000, when comparing to the December 31, 2007 balance of $101,000. This difference represents the realization of revenue that had been deferred in December 2007, predominantly associated with the Company’s contract with the State of Hawaii.
     Accrued payroll and related expense decreased by $306,000 or 45% at March 31, 2008, when compared to the balance reported at December 31, 2007. As of December 31, 2007, a bonus accrual of approximately $200,000 was disbursed in 2008. No bonus obligations existed as of March 31, 2008 and therefore the decrease was a result of the absence of a bonus for that period. Therefore, the payroll liability and related expense represented obligations at March 31, 2008 yet to be disbursed.
     Other accrued expenses increased by $1,707,000 at March 31, 2008 from the balance of $2,063,000 at December 31, 2007, primarily due to the accrual of professional services, the Company-wide software finalization, as well as accruals for un-invoiced inventory purchases. Furthermore, the warranty accrual increased in proportion to our sales.
     Accrued interest payable increased to $907,000 for the first quarter of 2008, an increase of 4% from the balance of $874,000 at December 31, 2007. The increase is due to interest related to our debt instruments, primarily the secured note payable to the Credit Managers Association of California of $1,238,000.
     Our ongoing operations and anticipated growth will require us to continue making investments in human resources, regulatory compliance, as well as sales and marketing efforts. We anticipate that our current cash will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our Company, we may seek to sell more equity securities. The sale of equity securities could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.

Subsequent Offerings
     On March 26, 2008, we entered into an agreement with Investec Bank (UK) Limited as placement agent to sell 2,131,274 shares of common stock. Investec presently serves as the Nominated Adviser in connection with the listing of Enova’s common stock on the Alternative Investment Market (AIM) of the London Stock Exchange.
     On the closing date of April 3, 2008, pursuant to the placing agreement, Enova sold the 2,131,274 shares of common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. Enova received approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent earned a 5% selling commission, resulting in proceeds to Enova before offering expenses of 3,990,000 pounds sterling (approximately $7,885,000).
     The offer and sale of the shares were made pursuant to Regulation S under the Securities Act. Among other things, each investor purchasing shares of Enova’s common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither Enova nor the placement agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares are being issued pursuant to Regulation S under the Securities Act and are deemed to be “restricted securities.” As a result, the purchasers of the shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act.
     On April 23, 2008, we entered into a Securities Purchase Agreement (“Purchase Agreement”) and Registration Rights Agreement with accredited investors (“Investors”).
     On the closing date of May 1, 2008, pursuant to the Purchase Agreement, Enova sold 1,273,700 shares (“Investor Shares”) of Enova’s common stock, no par value, (“Common Stock”) for $3.91 per share, resulting in gross proceeds of approximately $4,980,167. The placement agent earned a selling commission of (i) a cash payment of approximately $249,000 and (ii) 25,474 shares of Common Stock, in addition to reimbursement of expenses. After placement fees and offering expenses, Enova received net proceeds of $4,704,275.
     The Investor Shares described above were issued to “accredited” investors only as such term is promulgated by the Securities and Exchange Commission. In reliance upon each such investor’s representation as an “accredited investor” among other representations. The issuance of the securities described above were exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.
     The securities offered have not been registered under the United States Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Recent Accounting Pronouncements
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
     In February 2008, The FASB issued FSP No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP No. 140-3”). FSP No. 140-3 clarifies repurchase financing, which is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is evaluating the impact of this standard and currently does not expect the adoption of FSP No. 140-3 to have a significant impact on its financial position, cash flows and results of operations.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have significant impact on its financial position, cash flows and results of operations.
     In February 2007, the FASB issued SFAS No. 159 “, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard for be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial position, results of operations or cash flows.
     In June 2007 the FASB ratified EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”) which requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Effective January 1, 2008, the Company adopted EITF 07-3. The adoption of EITF 07-3 did not have a significant impact on its financial position, results of operations or cash flows.

     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its financial position, results of operations or cash flows.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          As of the end of the first quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms due to the material weakness identified as part of our annual report on internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the 12 months ended December 31, 2007 and summarized below.
          As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, management’s assessment identified a material weakness in our inventory process due to ineffective controls over the inventory pricing, tracking, and reserve analysis. This control deficiency resulted in an audit adjustment to our 2007 financial statements and could result in a misstatement to cost of sales that would result in a material misstatement to the annual and interim financial statements that may not be prevented or detected. Our independent registered public accounting firm, PMB Helin Donovan, concluded this deficiency constituted a “material weakness” in our internal controls. Our management also determined this deficiency constituted a material weakness that impacted our disclosure controls and procedures in our Annual Report on Form 10-K for the year ended December 31, 2007 and continued through the period covered by this Form 10-Q. The Annual Report on Form 10-K as of December 31, 2007 did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in the Annual Report on Form 10-K as of December 31, 2007.
Remedial Actions and Changes in Internal Control
          We have developed and are in the process of implementing remediation plans to address the material weakness identified above and otherwise enhance our internal control over financial reporting. During the quarter ended March 31, 2008, the following specific remedial actions continue to remain in effect:
•	We hired a full-time Inventory Control Manager to summarize and manage the movement or tracking of inventory throughout the production process. We also hired a full-time Production Scheduler to manage the production schedule requirements and assist in monitoring the production process.

•	We hired a full-time Senior/Cost Accountant to assist in the evaluation of the inventory accounts and job costing.

•	We hired a full-time Junior Accountant to assist in the evaluation of the purchasing, inventory, and job costing concepts.

•	We hired a full-time Shop Supervisor to handle the daily operations of the production process.

•	We hired a full-time Financial Reporting Manager to manage our external financial reporting processes, including periodic filings with the SEC.

•	We hired a full-time Director of Supply Chain to develop and manage the materials planning function.

•	We began the planning for an independent certification and audit of standards in accordance with the International Organization for Standardization (“ISO”).
          Other than as described above, there have not been any other changes in our internal control over financial reporting as of the quarter ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. As of May 9, 2008 and during the quarter ended March 31, 2008, we were not involved in any material legal proceedings.
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
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits

10.1	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+

10.3	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K filed April 4, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

+	Management contract or compensatory plan or arrangement

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2008
ENOVA SYSTEMS, INC. (Registrant)

/s/ Jarett Fenton

By: Jarett Fenton, Chief Financial Officer

Exhibit Index
EXHIBITS

10.1	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+

10.3	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K filed April 4, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

+	Management contract or compensatory plan or arrangement