Form 10-Q
period 2008-06-30
ENOVA SYSTEMS INC
filed 2008-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 17, 2008, there were 20,633,791 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,963,000	$10,485,000
Short term investment	2,000,000	—
Accounts receivable, net	4,088,000	4,256,000
Inventories and supplies, net	6,755,000	3,565,000
Prepaid expenses and other current assets	301,000	457,000

Total current assets	24,107,000	18,763,000
Property and equipment, net	2,029,000	870,000
Investment in non-consolidated joint venture	1,411,000	1,470,000
Intangible assets, net	68,000	70,000

Total assets	$27,615,000	$21,173,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,649,000	$1,877,000
Deferred revenues	34,000	101,000
Accrued payroll and related obligations	316,000	680,000
Other accrued expenses	2,353,000	2,063,000
Current portion of notes payable	97,000	95,000

Total current liabilities	4,449,000	4,816,000
Accrued interest payable	933,000	874,000
Notes payable, net of current portion	1,277,000	1,306,000

Total liabilities	6,659,000	6,996,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,412 issued and outstanding; liquidating preference between $1.25 and $0.60 per share as of June 30, 2008 and December 31, 2007	1,679,000	1,679,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,166 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2008 and December 31, 2007	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 20,623,774 and 17,172,631 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	134,360,000	121,970,000
Common stock subscribed	42,000	30,000
Stock notes receivable for the sale of preferred stock	(1,149,000)	(1,149,000)
Additional paid-in capital	7,322,000	7,322,000
Accumulated deficit	(122,392,000)	(116,769,000)

Total stockholders’ equity	20,956,000	14,177,000

Total liabilities and stockholders’ equity	$27,615,000	$21,173,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$3,370,000	$1,059,000	$5,648,000	$2,602,000
Cost of revenues	3,736,000	1,794,000	6,178,000	3,333,000

Gross profit (loss)	(366,000)	(735,000)	(530,000)	(731,000)
Operating expenses
Research and development	712,000	616,000	1,340,000	865,000
Selling, general & administrative	1,935,000	1,287,000	3,849,000	2,305,000

Total operating expenses	2,647,000	1,903,000	5,189,000	3,170,000

Gross operating loss	(3,013,000)	(2,638,000)	(5,719,000)	(3,901,000)

Other income and (expense)
Interest and financing fees, net	69,000	65,000	154,000	176,000
Equity in losses of non-consolidated joint venture	(6,000)	(29,000)	(58,000)	(70,000)

Total other income, net	63,000	36,000	96,000	106,000

Net loss	$(2,950,000)	$(2,602,000)	$(5,623,000)	$(3,795,000)

Basic and diluted loss per share	$(0.15)	$(0.18)	$(0.30)	$(0.26)

Weighted average number of shares outstanding	20,054,000	14,837,000	18,623,000	14,837,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,623,000)	$(3,795,000)
Adjustments to reconcile net loss to net cash used in operating activities
Bad Debt Expense	70,000	—
Depreciation and amortization	261,000	147,000
(Gain) on asset disposal, net	(6,000)	—
Equity in losses of non-consolidated joint venture	58,000	70,000
Issuance of common stock for employee services	21,000	—
Issuance of common stock for director services	84,000	72,000
Stock option expense	273,000	40,000
(Increase) decrease in:
Accounts receivable	98,000	(876,000)
Inventory and supplies	(3,190,000)	(2,214,000)
Prepaid expenses and other current assets	156,000	462,000
Increase (decrease) in:
Accounts payable	(228,000)	543,000
Deferred revenues	(67,000)	(166,000)
Accrued payroll and related expense	(364,000)	17,000
Accrued expenses	290,000	551,000
Accrued interest payable	59,000	68,000

Net cash used in operating activities	(8,108,000)	(5,081,000)

Cash flows from investing activities:
Purchases of short-term investments	(2,000,000)	—
Maturities of short-term investments	—	5,000,000
Purchases of property and equipment	(1,411,000)	(139,000)

Net cash provided by (used) in investing activities	(3,411,000)	4,861,000

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(27,000)	(14,000)
Legal and registration fees from the sale of common stock	(464,000)	—
Cash proceeds from the sale of common stock	12,488,000	—
Proceeds from the execution of stock options	—	192,000
Proceeds from repayment of stock note receivable	—	27,000

Net cash provided by financing activities	11,997,000	205,000

Net increase (decrease) in cash and cash equivalents	478,000	(15,000)
Cash and cash equivalents, beginning of period	10,485,000	5,612,000

Cash and cash equivalents, end of period	$10,963,000	$5,597,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Six Months ended June 30, 2008 and 2007
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
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the six months ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Fair Value of Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short term investments and accrued expenses, approximate fair value due to the short maturity of these instruments. The carrying value of all other financial instruments is representative of their fair values. The Company’s short and long term debt may be less than the carrying value since there is no readily ascertainable market for the debt given the financial position of the Company.
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
3. Inventory
Inventory is comprised of the following:

	June 30,	December 31,
	2008	2007
Raw Materials	$5,985,000	$3,037,000
Work In Progress	832,000	489,000
Finished Goods	38,000	139,000
Reserve for Obsolescence	(100,000)	(100,000)

Total	$6,755,000	$3,565,000

4. Other Accrued Expenses

	June 30,	December 31,
	2008	2007
Accrued Inventory Received	$1,204,000	$351,000
Accrued Professional Services	351,000	890,000
Accrued Warranty	788,000	734,000
Other Accrued Expenses	10,000	10,000

Total	$2,353,000	$2,063,000

5. Notes Payable, Long-Term Debt and Other Financing
Notes payable and long-term debt is comprised of the following:

	June 30,	December 31,
	2008	2007
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (8.00% at June 30, 2008) and through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	45,000	59,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	20,000	27,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	31,000	37,000

	1,374,000	1,401,000
Less current portion	(97,000)	(95,000)

Long-term portion	$1,277,000	$1,306,000

     Revolving Credit Agreement
     In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of the six months ended June 30, 2008, the Company had $1,800,000 available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.
6. Shareholders’ Equity
     On April 3, 2008, the Company sold 2,131,274 shares of common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. The Company received approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent earned a 5% selling commission, resulting in proceeds to Enova before offering expenses of approximately 3,990,000 pounds sterling (approximately $7,784,000).
     On May 1, 2008, the Company sold 1,273,700 shares of common stock for $3.91 per share to certain accredited investors, resulting in gross proceeds of approximately $4,980,000. The placement agent earned a selling commission of (i) a cash payment of approximately $249,000 and (ii) 25,474 shares of common stock, in addition to reimbursement of expenses. After placement fees and offering expenses, the Company received net proceeds of approximately $4,704,000. The Company granted the investors certain resale registration rights. In accordance with those rights, the Company filed a Registration Statement on Form S-3 (333-151502), covering the resale of 1,299,174 shares, that the Securities and Exchange Commission declared effective on June 17, 2008.

     Directors receive quarterly compensation for Board meeting attendance at a flat rate of $4,000 in cash and $6,000 in common stock valued at the closing price on the last business day of the quarter in which the meeting is held. Additionally, the Chairman of the Audit Committee receives $10,000 and other members of the Audit Committee receive $5,000 payable at the commencement of each year so long as the individual was on the Audit Committee before the filing of our Annual Report on Form 10-K for the prior fiscal year. Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings. At June 30, 2008 and December 31, 2007, the Company was committed to issue 10,017 and 6,250 shares of common stock, respectively, to its Directors. The value of this common stock subscribed at June 30, 2008 and December 31, 2007 was $42,000 and $30,000, respectively and represents compensation to its Directors.
7. Related Party Transactions
     The son and daughter-in-law of a Director on the Board of Directors own a website consulting firm that provides website design and tradeshow support services to the Company. During the six and three months ended June 30, 2008, the Company paid consulting fees and expenses to this firm in the amount of approximately $93,000 and $44,000, respectively. There was no outstanding payable balance owed to this firm on June 30, 2008.
8. Stock Based Compensations Plans
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
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which a total of 631,000 options have been granted and are outstanding as of June 30, 2008. All stock options have between five and ten year terms and generally vest and become fully exercisable from one to three years from the date of grant. As of December 31, 2007, the Company had 329,000 options outstanding which were comprised of issuances from both the 1996 Plan and the 2006 Plan of 114,000 and 215,000, respectively.
     Quarter ended June 30, 2008
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $184,000 for the six months ended June 30, 2008, and was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	June 30,	June 30,
	2008	2007
Income from continuing operations before income taxes	$273,000	$40,000
Income from continuing operations after income taxes	$273,000	$40,000
Cash flows from operations	$273,000	$40,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—

     As of June 30, 2008, the total compensation cost related to non-vested awards not yet recognized is $1,159,000. The weighted average period over which the future compensation cost is expected to be recognized is 30 months.

			Weighted Average
	Aggregate Plan	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2007	329,000	$4.23	5.85	$85,000
Granted	420,000	$3.82	9.74	$154,000
Exercised	—	$—	—	$—
Forfeited	(4,000)	$4.10	—	$—

Outstanding at June 30, 2008	745,000	$4.00	7.67	$173,000

Exercisable at June 30, 2008	303,000	$4.20	5.64	$27,000

     The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2008 or $4.19 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on June 30, 2008. This amount will change based on the fair market value of the Company’s stock. The exercise prices of the options outstanding at June 30, 2008 ranged from $3.81 to $4.95. The exercise prices of the options outstanding at December 31, 2007 ranged from $4.10 to $4.95. Options exercisable were 303,000 and 204,000 at June 30, 2008 and December 31, 2007, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
9. Supplemental Cash Flow Information
     The Statement of Cash Flows for the six months ended June 30, 2008 and June 30, 2007, does not include under the caption “cash flows from financing activities” interest paid of $1,000 and $3,000, respectively.
10. Recent Accounting Pronouncements
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
     In May 2008, the FASB issued Financial Accounting Standard (FAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company

Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
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
Overview
     The Company believes it is a leader in the development and production of proprietary, commercial digital power management systems for heavy transportation applications such as trucks and buses. Power management systems control and monitor electric power in a transportation or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. These stationary systems are effective as power-assist or back-up systems, alternative power, for residential, commercial and industrial applications.
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

     Our product development strategy is to design and introduce to market successively advanced products, each based on our core technical competencies. In each of our product/market segments, we provide products and services to leverage these competencies in digital power management, power conversion and system integration. We believe that the underlying technical requirements shared among the market segments will allow us to more quickly transition from one emerging market to the next, with the goal of capturing early market share.
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
     In January 2008, we announced a production contract with Smith Electric Vehicles, a division of The Tanfield Group Plc. At the time, based upon the contract, the Company expected to supply in excess of 1,000 units in 2008 and as many as 3,000 in 2009 to Smith Electric Vehicles. In July 2008, however, Tanfield announced that although demand for electric vehicles has remained, it now expects lower forecast sales of electric vehicles. To date, Enova has delivered 450 drive systems to Tanfield, consisting of 306 units in 2007 and 144 units in 2008. Due to Tanfield’s realigned growth strategy, Enova now expects fewer orders of drive systems from Tanfield in 2008 and 2009. There are no assurances that purchase orders will be realized from Tanfield and therefore revenues may decline in comparison to the prior fiscal 2007 year.
     In May 2008, we expanded an existing customer relationship by entering into a long term supply agreement with IC Corporation, a division of Navistar. Pursuant to the agreement, Navistar has agreed to purchase Post-Transmission Hybrid drive systems equipment and services exclusively from Enova, and Enova has agreed to supply drive systems equipment and services to Navistar. In addition, Enova has agreed to not sell drive systems equipment and services to any other party other than Navistar into the North American school and commercial bus market, unless expressly authorized by Navistar. The initial term of the agreement terminates on February 28, 2011 and may be extended for two additional terms of 12 months upon agreement by Enova and Navistar. The agreement may be terminated by Navistar for any reason with 120 days prior notice to Enova by Navistar. If certain Navistar purchasing goals are not achieved by Navistar, Enova’s obligation to exclusively supply drive systems to Navistar in the North American school and commercial bus market may be terminated. In addition, if Enova is unable to supply Navistar’s requirements pursuant to the Agreement, then Navistar’s obligation to exclusively purchase from Enova may be terminated. Although the supply agreement provides forecasted volumes, there is no assurance these goals will be met. The revenue we receive under the agreement will depend upon the number of drive systems ordered.
     During the second quarter, Enova management visited First Auto Works of China (FAW) research and development center and FAW’s affiliate electronics manufacturer in China, to further develop the basis for a continued cooperation on hybrid transit buses, and potentially on other FAW vehicles. Enova has developed a customized, pre-transmission, solution for FAW. This system has been designed in parallel with FAW’s development of a new transmission package, which they hope to aggressively market across Asia, and possibly export abroad. The “designed in” feature of our pre-transmission hybrid system indicates that Enova will continue to be heavily engaged with FAW in their efforts to market their hybrid solutions.
     In the second quarter of 2008, The Company delivered additional prototype vehicles to our Asian-based OEM customer, who has, in turn, delivered them to two of their largest fleet customers. Enova has provided service training for these fleet owners, and continues to monitor the vehicles during their evaluation. We continue to mature this relationship, as we believe it will develop into viable business relationships.
     During the second quarter of 2008, Enova, along with HHI, evaluated the relationship to determine its future role for both companies. Although integral to our development and financial stability in prior years, Enova is now is more established in the market as a fully functional, self-sufficient entity. To meet the anticipated needs of our core customers, we have developed resources to supply our products to the medium and heavy duty truck and bus market segment.

     In February 2008, we announced a contract with Th!nk Global on the production of 1,000 Power Control Units in 2008. In the second quarter of 2008, Enova and Th!nk Global management convened in Torrance to discuss future pricing and other commercial terms. Subsequently, Enova determined this product was unlikely to be profitable under the negotiated conditions. Enova and Th!nk Global mutually agreed to support the relocation of this business to an alternative supplier selected by Th!nk Global. Th!nk Global has agreed to purchase certain production rights associated with the Power Control Unit.
     In March 2008, the Company finalized its move into a 43,000 square foot facility located at 1560 W 190th Street, Torrance (the “lease”). The Lease term commenced on November 1, 2007, and expires on January 1, 2013. Our expansion into a new facility was determined an essential part of our movement into a production stage. The Company also began planning for a certification and audit of its standards in accordance with the International Organization for Standardization (“ISO”). We believe the receipt of an independent ISO certification will allow the Company to supplement its existing product and service characteristics of quality, environmental friendliness, safety, reliability, efficiency and versatility.
     During the second quarter of 2008, we continued to develop and produce electric and hybrid electric drive systems and components for FAW, International Truck and Engine (IC Corp), Hyundai Motor Car, the US Military, Wright Bus of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, and Navistar (International Truck and Engine, IC Corporation). We have been engaged to develop two different prototype transit buses for a new UK bus manufacturer. These vehicles will be delivered in the fourth quarter of 2008. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles. In the second quarter of 2008, we completed the commissioning of the drive systems in 8 maintenance locomotives for the Light Transit Authority of Singapore, Malaysia. Enova supplied drive motors, chargers, and battery control units to Tomoe, who, in conjunction with the Hitachi Corporation, completed the testing and delivery of these locomotives. Enova and Tomoe will bid on additional orders later this year. There are no assurances purchase orders will be realized from this bidding.
     Enova continues to receive greater recognition from both governmental and private industry with regards to both commercial and military application of its hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with various parties may result in production contracts during 2008 and beyond, there are no assurances that such additional agreements will be realized.
     Enova has incurred significant operating losses in the past. As of June 30, 2008, we had an accumulated deficit of approximately $122.4 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.
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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 compared to Three and Six Months Ended June 30, 2007
Second Quarter of Fiscal 2008 vs. Second Quarter of Fiscal 2007

	Three Months Ended			As a % of Revenues
	June 30,			June 30,
	2008	2007	% Change	2008	2007
Revenues	$3,370,000	$1,059,000	218%	100%	100%
Cost of revenues	3,736,000	1,794,000	108%	111%	169%

Gross profit (loss)	(366,000)	(735,000)	-50%	-11%	-69%
Operating expenses
Research and development	712,000	616,000	16%	21%	58%
Selling, general & administrative	1,935,000	1,287,000	50%	57%	122%

Total operating expenses	2,647,000	1,903,000	39%	79%	180%

Gross operating loss	(3,013,000)	(2,638,000)	14%	-89%	-249%

Other income and (expense)
Interest and financing fees, net	69,000	65,000	6%	2%	6%
Equity in losses of non-consolidated joint venture	(6,000)	(29,000)	-79%	0%	-3%

Total other income, net	63,000	36,000	75%	2%	3%

Net loss	$(2,950,000)	$(2,602,000)	13%	-88%	-246%

First Six Months of Fiscal 2008 vs. First Six Months of Fiscal 2007

	Six Months Ended			As a % of Revenues
	June 30,			June 30,
	2008	2007	% Change	2008	2007
Revenues	$5,648,000	$2,602,000	117%	100%	100%
Cost of revenues	6,178,000	3,333,000	85%	109%	128%

Gross profit (loss)	(530,000)	(731,000)	-27%	-9%	-28%
Operating expenses
Research and development	1,340,000	865,000	55%	24%	33%
Selling, general & administrative	3,849,000	2,305,000	67%	68%	89%

Total operating expenses	5,189,000	3,170,000	64%	92%	122%

Gross operating loss	(5,719,000)	(3,901,000)	47%	-101%	-150%

Other income and (expense)
Interest and financing fees, net	154,000	176,000	-13%	3%	7%
Equity in losses of non-consolidated joint venture	(58,000)	(70,000)	-17%	-1%	-3%

Total other income, net	96,000	106,000	-9%	2%	4%

Net loss	(5,623,000)	$(3,795,000)	48%	-100%	-146%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenues increased by $3,046,000 or 117% for the six months ended June 30, 2008 to $5,648,000 as compared to $2,602,000 for the corresponding period in 2007. Production sales for the six months ended June 30, 2008 increased to $5,648,000 from $2,602,000 in the same period in 2007. Revenues for the three months ended June 30, 2008 increased to $3,370,000 or 218% from $1,059,000 for the corresponding period in 2007. Our research and development revenues for the six and three months ended June 30, 2008 and June 30, 2007 were zero, although we may realize research and development revenues in the future. The increase in revenues for both periods was attributed entirely to our increase in production sales. Furthermore, revenues were derived from contracts with The Tanfield Group Plc (Tanfield), Th!nk Global, First Auto Works of China (FAW), IC Corporation, and the Hawaii Center for Advanced Transportation Technologies (HCATT). Revenue associated with Th!nk Global’s production rights as referenced in the Overview above were approximately $300,000. We continue to improve the awareness of our product and service offerings with clients in part because of our past research and development efforts as well as our production efforts. However, based upon the order cancellation from Th!nk Global and a change in Tanfield’s growth strategy discussed in the Overview above, our quarterly revenues for the remainder of 2008 may decline. Although we have seen indications for future production growth, there can be no assurances there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues consists of component and material, direct labor costs, integration costs and overhead related to manufacturing our products. Cost of revenues for the six and three months ended June 30, 2008 increased to $6,178,000 or 85% and $3,736,000 or 108%, respectively from $3,333,000 and $1,794,000, respectively for the same periods in 2007. Cost of revenues for the six and three months ended June 30, 2008 and the same period in 2007 were solely attributed to production cost of revenues. This is primarily attributable to the increase in sales for the named periods and increases in integration support costs as well as the continued identification of manufacturing efficiencies for incorporation in production runs.
     Gross Margin. As a percentage of total net revenues, gross margins improved, for the six months ended June 30, 2008, to a negative 9% from a negative 28% for the same period in 2007. Gross margins also improved for the three months ended June 30, 2008 to a negative 11% from a negative 69% for the same period in 2007. Gross loss for the six months ended June 30, 2008 decreased to $530,000 from a gross loss of $731,000 for the same period in 2007. Gross loss for the three months ended June 30, 2008 also decreased to $366,000 from a gross loss of $735,000 for the same period in 2007. We have taken, and continue to take measures in maturing our supply chain. This includes the continued refinement of our production line resources in light of our new assembly line layout. We continue to take benefits from the maturity of these initiatives although we may experience a decline in gross margin.
     Research and Development. Internal research, development and engineering expenses increased $475,000 or 55% in the six months ended June 30, 2008 to $1,340,000 from $865,000 for the same period in 2007. These expenses also increased by $96,000 or 16% for the three months ended June 30, 2008 to $712,000 from $616,000. As a percentage of revenues for the six and three months ended in 2008 and 2007, research and development decreased from 33% to 24% and 58% to 21%, respectively. The continued development of products such as our Panther Wireless Monitor and upgrade, Post-Transmission Parallel Hybrid Drive system, engine off capability, and enhancements to our diesel generator set accounted for an increase, year to date, in our internal research and development costs. We also continued to allocate necessary resources to the refinement and development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters, and advanced digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses increased $1,544,000 or 67% for the six months ended June 30, 2008 to $3,849,000 from $2,305,000 for the same period in 2007. These expenses also increased by $648,000 or 50% for the three months ended June 30, 2008 to $1,935,000 from $1,287,000. S, G & A is comprised of activities in the executive, finance, purchasing, administrative engineering, field service, quality, and facility departments, including non-cash charges of depreciation and amortization. In the first six months of fiscal year 2008, S, G & A costs increased in comparison to the same period in 2007 due to the employment of additional human resources in the fields of engineering and administration, increases in legal and external auditing fees, rent and maintenance expenses, non-cash, stock-based compensation charges associated with option grants and common stock issuances, as well as the refinement of processes and controls in light of our new facility’s layout. As a percentage of revenues for the six and three months ended in 2008 and 2007, S, G & A decreased from 89% to 68% and 122% to 57%, respectively. During the six months of 2008, we finalized the move into our new facility in Torrance, CA and experienced an increase in expenses associated with this move. In light of our new facility’s 43,000 square foot size, we have incurred an increase in rent and maintenance expenses in comparison of the six and three month periods in 2008 to the six and three months periods in 2007. We also employed independent contractors in the fields of engineering to assist our existing engineering department as part of our continued efforts to support our current customers and to position the organization for potential growth in the first six months of 2008 compared to the first six months of 2007. The Company may continue to experience increases with respect to our standardization efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002 and the International Organization for Standardization (“ISO”). The Company also incurred an increase in administrative, marketing, and proxy solicitation fees associated with the annual shareholder’s meeting. We also experienced an increase during the first six months of 2008 in comparison to the same period for 2007 in our legal fees resulting from the administration of securities issued in the third quarter of 2007. The Company also experienced increases in its sales and marketing expenditures, in particular travel expenses associated with current and prospective customer support initiatives and strategy sessions. Management has identified several cost reduction strategies in 2008 however, there are no assurances our selling, general, and administrative expenses will decrease in the future.

     Interest and Financing Fees, Net. Interest and financing fees income decreased by $22,000 and increased by $4,000 to $154,000 and $69,000 for the six and three months ended June 30, 2008 respectively, in comparison to the same period in 2007. This decrease continues to be a result of lower, average cash balances for the comparative periods in 2008 and 2007.
     Net Loss. The Company realized a net loss increase of $1,828,000 for the six months ended June 30, 2008 to $5,623,000 from $3,795,000 for the same period in 2007. Our net loss for the three months ended June 30, 2008 was $2,950,000 or an increase of $348,000 from $2,602,000 for the same period in 2007. We continued to incur additional costs, specifically both in S, G & A and internal research and development associated with the maturity of our production stage. These additional costs have increased our net loss when compared to the comparable period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing, selling, general, and administrative expenses, and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or developing and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2007 and through the six months ended June 30, 2008 were financed by product sales and development contracts, as well as from working capital reserves. As of June 30, 2008, the Company had $12,963,000 of cash and cash equivalents and short term investments.
     We have a secured revolving credit facility from Union Bank of California for $2,000,000. The credit facility expires on June 30, 2009. As of June 30, 2008, $1,800,000 was available under the credit facility due to $200,000 irrevocable letter of credit issued by Union bank in favor of our landlord with respect to the lease of the our new corporate headquarters. The credit facility is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity.
     Net cash used in operating activities was $8,108,000 for the six months ended June 30, 2008 compared to $5,081,000 for the six months ended June 30, 2007. Cash used in operating activities the first six months of 2008 were affected mostly by the operating loss of $5,623,000 and an increase in inventory and supplies of $3,190,000 along with a net decrease in current liabilities of $310,000. Non-cash items offset the aforementioned current asset and current liabilities by $761,000 which includes expenses for stock-based compensation, depreciation and amortization, bad debt expense, equity losses of our non-consolidated joint venture, and issuance of common stock for director services. These charges do not reflect an actual cash outflow from the Company but are an estimate of the fair value of the services provided by employees and directors in exchange for stock option grants and common stock, respectively. We continued to increase marketing and development spending as well as administrative expenses necessary for potential expansion in anticipation of customer demand as well as corporate governance and regulatory compliance efforts.
     Net cash used in investing activities was $3,411,000 for the first six months of 2008 compared to net cash provided of $4,861,000 in the first six months of 2007. Cash used in investing activities in the first six months of 2008 was attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility and the purchase of a certificate of deposit used as security for the revolving credit facility of $2,000,000 referenced above. In the same period for 2007, our certificate of deposit maturity, net of purchases of fixed assets, resulted in cash provided of $4,861,000.
     Net cash provided by financing activities totaled $11,997,000 for the first six months of 2008, compared to net cash provided of $205,000 for the first six months of 2007. During the first and second quarters of 2008, we raised capital through two placements of common stock. On April 3, 2008, we sold 2,131,274 shares of common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. We received approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent earned a 5% selling commission, resulting in proceeds to us before offering expenses of approximately 3,990,000 pounds sterling (approximately $7,784,000). On May 1, 2008, we sold 1,273,700 shares of common stock for $3.91 per share to certain accredited investors, resulting in gross proceeds of approximately $4,980,000. The placement agent earned a selling commission of (i) a cash payment of approximately $249,000 and (ii) 25,474 shares of common stock, in addition to reimbursement of expenses. After placement fees and offering expenses, we received net proceeds of $4,704,000. Both of these common stock offerings and sales also produced a related cash outflow of $464,000 in the first six months of 2008 due to legal and regulatory administration fees.

     Inventory increased by $3,190,000 when comparing the balances at June 30, 2008 and December 31, 2007. This represents a 89% increase in the inventory balance between the two periods. Management identified $2,600,000 million of the increase in inventory and supplies were associated with Tanfield’s anticipated growth. The Enova drive system design is suitable for different applications and vehicle producers. As a result, Enova believes it can mitigate any decline in Tanfield orders by redirecting inventory through sales and production with other customers. The residual increase of $590,000 net of Tanfield inventory was attributed to support our anticipated sales order volume with other customers.
     Prepaid expenses and other current assets decreased 34% by net $156,000 at June 30, 2008 from the December 31, 2007 balance of $457,000. In the first quarter of 2008, we recorded prepaid expenses of approximately $270,000 associated with the April 3, 2008 sale of common stock that was completed during the second quarter of 2008. Deposits and insurance premiums of approximately $98,000 offset the recognition of prepaid asset associated with the sale of common stock.
     Fixed assets increased by $1,159,000 or 133%, net of depreciation and write-offs, at June 30, 2008, when compared to the December 31, 2007 balance of $870,000. In the first six months of 2008, we completed our move to a new facility and experienced an increase in leasehold improvements and purchases of fixed assets of $1,159,000, net of depreciation and write-offs. We recognized $261,000 worth of depreciation expense in the first six months of 2008.
     Investment in our non-consolidated joint venture decreased by $58,000 or 4% in the first six months of 2008 from a balance of $1,470,000 at December 31, 2007, reflecting the pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). For the first six months of 2008, the ITC generated a net loss of approximately $145,000 resulting in a charge to us of $58,000 utilizing the equity method of accounting for our interest in the ITC. Enova, along with HHI, are evaluating the relationship to determine its future role for both companies.
     Accounts payable decreased in the second quarter of 2008 by $228,000 or 12% to $1,649,000 from $1,877,000 at December 31, 2007. This decrease is attributable to a sequential, first quarter of 2008 to second quarter of 2008, improvement in days payables outstanding.
     Deferred revenues decreased at June 30, 2008 by $67,000 or 66%, when comparing to the December 31, 2007 balance of $101,000. This difference represents the realization of revenue that had been deferred in December 2007, predominantly associated with our contract with the State of Hawaii.
     Accrued payroll and related expense decreased by $364,000 or 54% at June 30, 2008, when compared to the balance reported at December 31, 2007. As of December 31, 2007, a performance bonus accrual of approximately $200,000 was disbursed in 2008. No performance bonus obligations existed as of June 30, 2008 and therefore the decrease was a result of the absence of a performance bonus for that period. In addition, payroll was disbursed near the period end date of June 30, 2008 and as a result, there was an accrual for a shorter period when compared to the December 31, 2007 balance.
     Other accrued expenses increased by $290,000 or 14% at June 30, 2008 from the balance of $2,063,000 at December 31, 2007, primarily due to a decrease in the accrual of professional services by $562,000, as well as increases in accruals for inventory receipts of $786,000 Furthermore, we increased our warranty accrual in proportion to increases in sales by $54,000.
     Accrued interest payable increased to $59,000 or 7% for the second quarter of 2008, an increase of 7% from the balance of $874,000 at December 31, 2007. The increase is due to interest related to our debt instruments, primarily the secured note payable to the Credit Managers Association of California of $1,238,000.
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

Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Financial Statements for the six months ended June 30, 2008.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the second quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2008 due to the material weakness identified as part of our annual report on internal control over financial reporting as disclosed in the Annual Report on Form 10-K for the 12 months ended December 31, 2007 and summarized below.
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
Remedial Actions and Changes in Internal Control
     As previously disclosed in our Form 10-K for the year ended December 31, 2007, we have developed and are implementing remediation plans to address the material weakness identified above and otherwise enhance our internal control over financial reporting. During the quarter ended June 30, 2008 specifically, we began the planning for an independent certification and audit of standards in accordance with the International Organization for Standardization (“ISO”). Otherwise, there have not been any changes in our internal control over financial reporting as of the quarter ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. During the quarter ended June 30, 2008, we were not involved in any material legal proceedings.
Item 1A. Risk Factors
     Other than as reflected below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer
     Our revenue is dependent on significant orders from a limited number of customers. We typically enter into supply agreements with major customers establishing product and price standards for future periods. Subsequent events may change the needs of the customer, requiring us to make corresponding adjustments. In fiscal year ended December 31, 2007, Tanfield accounted for 52% of our total revenues. Based upon public announcement by Tanfield in July 2008, we now expect fewer orders from Tanfield for the remainder of 2008 and 2009. We believe that revenues from major customers will continue to represent a significant portion of our revenues. In May 2008 we entered into a new supply agreement with Navistar Inc., which we expect will be our largest customer in the future. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.
We extend credit to our customers, which exposes us to credit risk
     Most of our outstanding accounts receivable are from a limited number of large customers. At June 30, 2008, the five highest outstanding accounts receivable balances totaled $3,540,000 which represents 84% of our gross accounts receivable, with one customer accounting for $1,672,000, representing 40% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders was held on May 22, 2008 in Torrance, California. At the Annual Meeting, the following matters were considered and voted upon:
     Proposal No. 1: To elect eight directors to serve under the 2009 Annual Meeting of Shareholders and until their respective successors are elected and qualify.

     At the Annual Meeting, Bjorn Ahlstrom, Malcolm R. Currie, John J. Micek, Edwin O. Riddell, Michael E. Staran, and John R. Wallace were re-elected and Richard Davies and Roy S. Roberts were elected as directors by the votes indicated below:

Director Nominee	Votes Cast For	Votes Against
Bjorn Ahlstrom	10,711,049	884,270
Malcolm R. Currie	10,711,016	884,303
Richard Davies	10,710,959	884,360
John J. Micek	10,711,703	883,616
Edwin O. Riddell	10,646,961	948,358
Roy S. Roberts	10,710,580	884,739
Michael E. Staran	10,709,961	885,358
John R. Wallace	10,711,738	883,581
     Proposal No. 2: To ratify the selection of PMB Helin Donovan, LLP as independent auditors for 2008.
     At the Annual Meeting, our shareholders approved this proposal by the votes indicated below:

Votes Cast For	Votes Against	Abstentions	Broker Non-Votes
11,553,456	25,128	16,735	—
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)

3.2	Our Amended and Restated Bylaws (reflecting previously disclosed amendments on August 28 and December 4, 2007)*

10.1	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K filed April 4, 2008)

10.2	Securities Purchase Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2008)

10.3	Registration Rights Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 24, 2008)

10.4	Supply Agreement with Navistar , Inc. entered into May 16, 2008*#

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENOVA SYSTEMS, INC. (Registrant)
Date: August 14, 2008	By:	/s/ Jarett Fenton
Jarett Fenton, Chief Financial Officer

Exhibit Index
EXHIBITS

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)

3.2	Our Amended and Restated Bylaws (reflecting previously disclosed amendments on August 28 and December 4, 2007)*

10.1	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K filed April 4, 2008)

10.2	Securities Purchase Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2008)

10.3	Registration Rights Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 24, 2008)

10.4	Supply Agreement with Navistar, Inc. entered into May 16, 2008*#

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.