Form 10-Q
period 2008-09-30
ENOVA SYSTEMS INC
filed 2008-11-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file no. 1-33001
ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3056150 (I.R.S. Employer Identification Number)
1560 West 190th Street, Torrance, California 90501
(Address of principal executive offices, including zip code)
(310) 527-2800
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2008, there were 20,635,041 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,237,000	$10,485,000
Short term investment	2,000,000	—
Accounts receivable, net	663,000	4,256,000
Inventories and supplies, net	8,634,000	3,565,000
Prepaid expenses and other current assets	251,000	457,000

Total current assets	19,785,000	18,763,000
Property and equipment, net	1,944,000	870,000
Investment in non-consolidated joint venture	1,387,000	1,470,000
Intangible assets, net	66,000	70,000

Total assets	$23,182,000	$21,173,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,162,000	$1,877,000
Deferred revenues	34,000	101,000
Accrued payroll and related obligations	384,000	680,000
Other accrued expenses	1,703,000	2,063,000
Current portion of notes payable	99,000	95,000

Total current liabilities	3,382,000	4,816,000
Accrued interest payable	959,000	874,000
Notes payable, net of current portion	1,261,000	1,306,000

Total liabilities	5,602,000	6,996,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,412 issued and outstanding; liquidating preference between $1.25 and $0.60 per share as of September 30, 2008 and December 31, 2007	1,679,000	1,679,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,166 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2008 and December 31, 2007	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 20,635,041 and 17,172,631 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	134,569,000	121,970,000
Common stock subscribed	45,000	30,000
Stock notes receivable for the sale of preferred stock	(1,149,000)	(1,149,000)
Additional paid-in capital	7,322,000	7,322,000
Accumulated deficit	(125,980,000)	(116,769,000)

Total stockholders’ equity	17,580,000	14,177,000

Total liabilities and stockholders’ equity	$23,182,000	$21,173,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$163,000	$2,541,000	$5,811,000	$5,143,000
Cost of revenues	256,000	2,898,000	6,434,000	6,231,000

Gross profit (loss)	(93,000)	(357,000)	(623,000)	(1,088,000)
Operating expenses
Research and development	677,000	393,000	2,017,000	1,258,000
Selling, general & administrative	2,847,000	1,322,000	6,696,000	3,627,000

Total operating expenses	3,524,000	1,715,000	8,713,000	4,885,000

Gross operating loss	(3,617,000)	(2,072,000)	(9,336,000)	(5,973,000)

Other income and (expense)
Interest and financing fees, net	54,000	59,000	208,000	235,000
Equity in losses of non-consolidated joint venture	(25,000)	(60,000)	(83,000)	(130,000)

Total other income, net	29,000	(1,000)	125,000	105,000

Net loss	$(3,588,000)	$(2,073,000)	$(9,211,000)	$(5,868,000)

Basic and diluted loss per share	$(0.17)	$(0.13)	$(0.48)	$(0.38)

Weighted average number of shares outstanding	20,598,000	16,333,000	19,302,000	15,340,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,211,000)	$(5,868,000)
Adjustments to reconcile net loss to net cash used in operating activities
Bad Debt Expense	575,000	—
Depreciation and amortization	425,000	224,000
Loss on asset disposal, net	—	40,000
Inventory reserve	157,000	—
Equity in losses of non-consolidated joint venture	83,000	130,000
Issuance of common stock for employee services	21,000	—
Issuance of common stock for director services	129,000	158,000
Stock option expense	457,000	60,000
(Increase) decrease in:
Accounts receivable	3,018,000	(2,405,000)
Inventory and supplies	(5,226,000)	(2,623,000)
Prepaid expenses and other current assets	206,000	408,000
Increase (decrease) in:
Accounts payable	(715,000)	1,248,000
Deferred revenues	(67,000)	(332,000)
Accrued payroll and related expense	(296,000)	112,000
Accrued expenses	(360,000)	1,106,000
Accrued interest payable	85,000	102,000

Net cash used in operating activities	(10,719,000)	(7,640,000)

Cash flows from investing activities:
Purchases of short-term investments	(2,000,000)	—
Maturities of short-term investments	—	5,000,000
Purchases of property and equipment	(1,496,000)	(246,000)

Net cash provided by (used) in investing activities	(3,496,000)	4,754,000

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(41,000)	(25,000)
Net proceeds from the sales of common stock	12,008,000	10,957,000
Proceeds from stock notes receivable	—	27,000

Net cash provided by financing activities	11,967,000	10,959,000

Net increase (decrease) in cash and cash equivalents	(2,248,000)	8,073,000
Cash and cash equivalents, beginning of period	10,485,000	5,612,000

Cash and cash equivalents, end of period	$8,237,000	$13,685,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Nine Months ended September 30, 2008 and 2007
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
2. Summary of Significant Accounting Policies
Interim Financial Information
     The financial information as of and for the nine months ended September 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
3. Inventory
Inventory is priced at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption and is comprised of the following:

	September 30,	December 31,
	2008	2007
Raw Materials	7,375,000	3,037,000
Work In Progress	1,051,000	489,000
Finished Goods	466,000	139,000
Reserve for Obsolescence	(258,000)	(100,000)

Total	8,634,000	3,565,000

4. Other Accrued Expenses
Other Accrued Expenses is comprised of the following:

	September 30,	December 31,
	2008	2007
Accrued Inventory Received	673,000	429,000
Accrued Professional Services	344,000	890,000
Accrued Warranty	686,000	734,000
Other Accrued Expenses	—	10,000

Total	1,703,000	2,063,000

5. Notes Payable, Long-Term Debt and Other Financing
Notes payable, long-term debt, and other financing is comprised of the following:

	September 30,	December 31,
	2008	2007
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow is required to be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	35,000	59,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	17,000	27,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	30,000	37,000

	1,360,000	1,401,000
Less current portion	(99,000)	(95,000)

Long-term portion	$1,261,000	$1,306,000

     Revolving Credit Agreement
     In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of September 30, 2008, the Company had $1,800,000 available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.
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
     In third quarter of 2008, the Board of Directors voted and approved an increase in quarterly compensation for Directors meeting attendance to a flat rate of $5,000 in cash and $7,500 in common stock valued at the closing price on the last business day of the quarter in which the meeting is held. Directors are still reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings. At September 30, 2008 and December 31, 2007, the Company was committed to issue 20,358 and 6,250 shares of common stock, respectively, to its Directors. The value of this common stock subscribed at September 30, 2008 and December 31, 2007 was $45,000 and $30,000, respectively and represents compensation to its Directors.

7. Related Party Transactions
     The son and daughter-in-law of a Director on the Board of Directors own a website consulting firm that provides website design and tradeshow support services to the Company. During the three and nine months ended September 30, 2008, the Company paid consulting fees and expenses to this firm in the amount of approximately $30,000 and $122,000, respectively. There were outstanding payables of $30,000 owed to this firm as of September 30, 2008.
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
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which a total of 583,000 options have been granted and are outstanding as of September 30, 2008. All stock options have between five and ten year terms and generally vest and become fully exercisable from one to three years from the date of grant. As of December 31, 2007, the Company had 329,000 options outstanding which were comprised of issuances from both the 1996 Plan and the 2006 Plan of 114,000 and 215,000, respectively.
     Quarter ended September 30, 2008
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $457,000 and $184,000 for the nine and three months ended September 30, 2008, respectively. Share-based compensation expense was recorded in the financial statements as a component of selling, general and administrative expense.
Share-based compensation expense reduced the Company’s results of operations as follows:

	Three Months Ended
	September 30,
	2008	2007
Income from continuing operations before income taxes	$184,000	$20,000
Income from continuing operations after income taxes	$184,000	$20,000
Cash flows from operations	$184,000	$20,000
Cash flows from financing activities	$—	$—
Basic and diluted earnings per share	$—	$—

	Nine Months Ended
	September 30,
	2008	2007
Income from continuing operations before income taxes	$457,000	$60,000
Income from continuing operations after income taxes	$457,000	$60,000
Cash flows from operations	$457,000	$60,000
Cash flows from financing activities	$—	$—
Basic and diluted earnings per share	$—	$—

     As of September 30, 2008, the total compensation cost related to non-vested awards not yet recognized is $975,000. The weighted average period over which the future compensation cost is expected to be recognized is 27 months.

			Weighted Average
	Aggregate Plan	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Instrinsic Value
Outstanding at December 31, 2007	329,000	$4.23	5.85	$85,000
Granted	420,000	$3.82	9.74	$—
Exercised	—	$—	—	$—
Forfeited	(56,000)	$4.05	—	$—

Outstanding at September 30, 2008	693,000	$4.23	6.99	$—

Exercisable at September 30, 2008	334,000	$4.17	5.82	$—

     The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2008 or $2.21 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on September 30, 2008. This amount will change based on the fair market value of the Company’s stock. The exercise prices of the options outstanding at September 30, 2008 ranged from $3.81 to $4.95. The exercise prices of the options outstanding at December 31, 2007 ranged from $4.10 to $4.95. Options exercisable were 334,000 and 204,000 at September 30, 2008 and December 31, 2007, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
9. Supplemental Cash Flow Information
     The Statement of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007, does not include under the caption “cash flows from financing activities” interest paid of $5,000 and $5,000, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: potential United States, United Kingdom, and Chinese regulatory or legislative incentives and initiatives for alternative-fuel vehicles, our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Overview
     The Company believes it is a leader in the development and production of proprietary, commercial digital power management systems for medium and heavy transportation applications such as trucks and buses. Power management systems control and monitor electric power in a transportation or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. These stationary systems are effective as power-assist or back-up systems, alternative power, for residential, commercial and industrial applications.
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

     The Company’s primary market focus centers on both series and parallel heavy-duty drive systems for multiple vehicle and marine applications. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. We believe series-hybrid and parallel hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications such as fleets. We will attempt to utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target markets of Europe, Asia, and North America, we believe alliances will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense. Additionally, our management believes that this area will see significant growth over the next three years as our target markets and their governments adopt greenhouse gas cutting initiatives and increase fuel economy standards. As we penetrate more emerging market areas such as India and Singapore, we are continually refining and optimizing both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.
     In light of our efforts to grow market share in our target markets and penetrate emerging ones, the Company acknowledged the principal barrier to commercialization of our drive systems is cost. The high cost of engineering proprietary software and hardware for our drive systems is high because economies of production in specialized hybrid drive system component parts, batteries, and vehicle integration have not been achieved. Therefore, the cost of our products and engineering services are currently higher than our gasoline and diesel competitor counterparts. Our customers monitor leading global economic indicators and industry forecasts to manage their production schedule requirements. As a result of our customers’ current reviews on the economy and demand forecasts, the commercialization of our drive systems has yet to be realized and continues to prevent this maturation. We also believe maturation into commercialization of our drive systems will result in decreases to our long run average costs of materials and services as volume increases over time.
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
     In February 2008, we announced a contract with Th!nk Global on the production of 1,000 Power Control Units in 2008. In the second quarter of 2008, Enova and Th!nk Global management convened in Torrance to discuss future pricing and other commercial terms. Subsequently, Enova determined this product was unlikely to be profitable under the negotiated conditions. Enova and Th!nk Global mutually agreed to support the relocation of this business to an alternative supplier selected by Th!nk Global. Th!nk Global has agreed to purchase certain production rights associated with the Power Control Unit. In the third quarter of 2008, we identified approximately $505,000 of Th!nk Global outstanding receivables and thus recorded a respective increase to the allowance for doubtful accounts of the aforementioned amount. We will continue to actively pursue these outstanding receivables even though considered doubtful for collection.
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

     During the second quarter, Enova management visited FAW research and development center and FAW’s affiliate electronics manufacturer in China, to further develop the basis for a continued cooperation on hybrid transit buses, and potentially on other FAW vehicles. Enova has developed a customized, pre-transmission, solution for FAW. This system has been designed in parallel with FAW’s development of a new transmission package, which they hope to aggressively market across Asia, and possibly export abroad. The “designed in” feature of our pre-transmission hybrid system indicates that Enova will continue to be heavily engaged with FAW in their efforts to market their hybrid solutions.
     In July 2008, we delivered a plug-in hybrid bus to Denali National Park for use in transporting visitors. The IC Corporation bus included our unique post-transmission parallel hybrid drive technology. We believe the utilization of our products in environments such as National Parks further demonstrates the diverse opportunities for our drive system. The delivery of this plug-in hybrid bus is part of the continued worldwide sales growth of our drive system technology for commercial and transit buses. According to results from recent independent third-party dynamometer testing, our IC Corporation plug-in hybrid bus is cleaner than standard diesel buses as they reduce carbon dioxide emissions by as much as 40 percent, nitrogen oxide by up to 20 percent and particulate matter by as much as 30 percent.
     In August 2008, we were engaged to develop two different prototype transit buses for a new UK bus manufacturer, Optare Plc (Optare). These vehicles were delivered in the third quarter of 2008. The plug-in hybrid diesel-electric and full-electric vehicles will use the latest lithium ion battery technology to provide maximum vehicle range and fuel efficiency. Enova’s electric and hybrid drive system solutions include fully integrated on-board or stationary battery charging systems. The Enova drive systems and chargers will be featured in two new Optare transit buses which will debut at the Euro Bus Expo taking place in Birmingham, UK in the fourth quarter of 2008.
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
     In September 2008, we announced the completion of twenty (20) successful trials of our pre-transmission hybrid drive systems in First Auto Works of China (FAW) Hybrid “City” buses. These trials were completed on passenger routes within the Olympic sector during the Beijing Olympics. As a result of these trials, additional orders have been placed for our pre-transmission hybrid-electric drive from FAW. The FAW hybrid-electric “City Bus” is a vehicle that is built by the Wuxi division of FAW Bus & Coach. The factory is now set to begin mass production of the new hybrid municipal transit bus which is designed for China’s increasingly popular Bus Rapid Transit (BRT) systems and traditional inner city mass transit routes. This new model, with 10 proprietary patents, delivers a fuel economy increase of 38% and an emissions reduction of 30%, compared to traditional diesel buses.
     In the third quarter of 2008, the Company continued to evaluate prototype vehicles that were sent to Isuzu Motors Ltd., who had previously delivered them to two of their largest fleet customers. Enova has provided service training for these fleet owners, and continues to monitor the vehicles during their evaluation. We continue to mature this relationship, as we believe it will develop into viable business relationships.
     During the third quarter of 2008, Enova, along with Hyundai Heavy Industries (HHI), continued to evaluate their relationship to determine its future role for both companies. Although integral to our development and financial stability in prior years, Enova is now more established in the market as a fully functional, self-sufficient entity. To meet the anticipated needs of our core customers, we have developed resources to supply our products to the medium and heavy duty truck and bus market segment.
     During the third quarter of 2008, we continued to develop and produce electric and hybrid electric drive systems and components for FAW, International Truck and Engine (IC Corp), the US Military, Wright Bus Ltd. and Optare Plc of the United Kingdom, and Tomoe of Japan as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (CTC), PUES (Tokyo Research and Development), Verizon, and Navistar (International Truck and Engine, IC Corporation).

     The Company concluded that a material weakness in the Company’s internal controls over financial reporting existed as of December 31, 2007, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The material weakness related to ineffective controls over the inventory pricing, tracking, and reserve analysis. Throughout the nine months ended September 30, 2008, the Company increased the number of qualified personnel with sufficient depth, skills, and experience in the production, engineering, and accounting departments in order to mitigate the risks of material misstatement due to ineffective controls over inventory pricing, tracking, and reserve. On September 30, 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. As a result of the strengthening and enhancement of the existing controls at the Company, the Chief Executive Officer and Chief Financial Officer have concluded that the material weakness described above no longer exists.
     Enova continues to receive recognition from both governmental and private industry with regards to both commercial and military application of its hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with various parties may result in production contracts during 2008 and beyond, there are no assurances that such additional agreements will be realized. Furthermore, the general economic outlook for the latter part of our fiscal year 2008 appears to indicate the United States (US) and the United Kingdom (UK) markets are in the midst of a recession which is currently defined as two continuous quarters of contraction of Gross Domestic Product (GDP). Although there is no evidence of GDP contraction in China for the third quarter of 2008, the Chinese government reported a slowed growth of an annual rate of 9 percent in China. The Company considers the US, the UK, and China as key countries in our target markets of North America, Europe, and Asia. The US Department of Commerce reported the US economy decreased at an annual rate of 0.3 percent in the third quarter of 2008. The last GDP contraction for the US was in the third quarter of 2001, when GDP slowed to an annual rate of 1.4 percent. The UK Office for National Statistics reported a third quarter 2008 decrease of 0.5 percent. GDP is considered by the Company to be the broadest measure of a nation’s economic health and gauge for the consumption of goods and services.
     As part of a “New Energy for America” plan, the newly elected administration for the US government has proposed implementing a wide array of government initiatives and potential laws which are designed to be “environmentally-friendly.” Proposals such as an increase in fuel economy standards, placing one million plug-in electric vehicles on the road by 2015, financing in the form of tax credits and loan guarantees to domestic auto and parts manufacturers, establishing a national low carbon fuel standard, and investing in an electrical infrastructure are all considered to be conducive to an environment where our products and services may thrive. Although the Company believes these planned initiatives will be pursued in earnest by the newly elected US administration in contrast with the former US administration, there are no assurances any revenues will be realized from such proposals or initiatives.
     In the United Kingdom, the Environmental Transformation Fund (ETF) was formed by the UK government in April 2008 as an initiative to move forward the commercialization of low carbon energy and energy efficiency technologies in the UK and developing countries. In particular, a focus on the demonstration and deployment phases of bringing low carbon technologies to the market. The UK element of the ETF will total 400 million pounds sterling (approximately US$644 million) from 2009 though 2011. Although the Company expects our customers to benefit from the ETF, there are no assurances revenues will be realized from such benefits.
     In China, during the third quarter of 2008, the Ministry of Environmental Protection reported the Ministry of Industry and Information Technology, the National Development and Reform Commission and the Ministry of Science and Technology are in the process of designing policies on alternative-fuel vehicles, aiming for energy conversation and reduction in greenhouse gases as announced in the First China Green Energy Automotive Development Summit of 2008. These policies are set to go into affect by the end of 2009. In addition, the Ministry of Environmental Protection reported “new energy vehicles” are currently in low numbers as their costs to produce are high and incentives do not exist for consumption. Although the Company expects our customer to benefit from these plans, there are no assurances revenues will be realized from such plans.
     The Company believes government incentives and funding for our customers are necessary for a more prompt transition into commercialization. Other barriers to commercialization are high costs due to the absence of benefits from economies of production. Our customers have also experienced a reduction in the general availability of credit along with increases in the cost of obtaining credit. Their use of credit is a critical part of their growth strategies, including a key component of financing their operations.
     Enova has incurred significant operating losses in the past. As of September 30, 2008, we had an accumulated deficit of approximately $126.0 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses.

Critical Accounting Policies
     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2007.
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
Inventory — Inventories are priced at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.
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

RESULTS OF OPERATIONS
Third Quarter of Fiscal 2008 vs. Third Quarter of Fiscal 2007

	Three Months Ended			As a % of Revenues
	September 30,			September 30,
	2008	2007	% Change	2008	2007
Revenues	$163,000	$2,541,000	-94%	100%	100%
Cost of revenues	256,000	2,898,000	-91%	157%	114%

Gross profit (loss)	(93,000)	(357,000)	-74%	-57%	-14%
Operating expenses
Research and development	677,000	393,000	72%	415%	15%
Selling, general & administrative	2,847,000	1,322,000	115%	1747%	52%

Total operating expenses	3,524,000	1,715,000	105%	2162%	67%

Gross operating loss	(3,617,000)	(2,072,000)	75%	-2219%	-82%

Other income and (expense)
Interest and financing fees, net	54,000	59,000	-8%	33%	2%
Equity in losses of non-consolidated joint venture	(25,000)	(60,000)	-58%	-15%	-2%

Total other income, net	29,000	(1,000)	-3000%	18%	0%

Net loss	$(3,588,000)	$(2,073,000)	73%	-2201%	-82%

First Nine Months of Fiscal 2008 vs. First Nine Months of Fiscal 2007

	Nine Months Ended			As a % of Revenues
	September 30,			September 30,
	2008	2007	% Change	2008	2007
Revenues	$5,811,000	$5,143,000	13%	100%	100%
Cost of revenues	6,434,000	6,231,000	3%	111%	121%

Gross profit (loss)	(623,000)	(1,088,000)	-43%	-11%	-21%
Operating expenses
Research and development	2,017,000	1,258,000	60%	35%	24%
Selling, general & administrative	6,696,000	3,627,000	85%	115%	71%

Total operating expenses	8,713,000	4,885,000	78%	150%	95%

Gross operating loss	(9,336,000)	(5,973,000)	56%	-161%	-116%

Other income and (expense)
Interest and financing fees, net	208,000	235,000	-11%	4%	5%
Equity in losses of non-consolidated joint venture	(83,000)	(130,000)	-36%	-1%	-3%

Total other income, net	125,000	105,000	19%	2%	2%

Net loss	$(9,211,000)	$(5,868,000)	57%	-159%	-114%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Revenues increased by $668,000 or 13% for the nine months ended September 30, 2008 to $5,811,000 as compared to $5,143,000 for the corresponding period in 2007. Production sales for the nine months ended September 30, 2008 increased to $5,811,000 from $5,143,000 in the same period in 2007. Revenues for the three months ended September 30, 2008 decreased to $163,000 or 94% from $2,541,000 for the corresponding period in 2007. In July 2008, as a result of the Tanfield Group Plc’s (Tanfield) change in growth strategy, the Company authorized the return of P90 systems which were originally shipped in the first quarter of 2008. This resulted in a sales credit of $515,000 which decreased sales for the three and nine months ended September 30, 2008. Our research and development revenues for the three and nine months ended September 30, 2008 and September 30, 2007 were zero, although we may realize research and development revenues in the future. The slight increase in revenues for the nine months ended September 30, 2008 was attributed to an increase in production sales from First Auto Works of China (FAW), IC Corporation, the Hawaii Center for Advanced Transportation Technologies (HCATT) and Optare Plc, offset by the Tanfield return described above. The decrease in revenues for the three months ended September 30, 2008 was mainly attributed to the Tanfield return referenced above, the tightening of credit, and economic slowdowns in European and North American markets. We continue to improve the awareness of our product and service offerings through on-going research and development efforts, coupled with new marketing initiatives. However, based upon the order cancellation from Th!nk Global, a change in Tanfield’s growth strategy discussed in the Overview above, and a general economic slowdown in target markets, revenue for the remainder of 2008 may decline in comparison with the fiscal year 2007. Although we have seen some indications for future production growth, there can be no assurances there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues consists of component and material, direct labor costs, integration costs and overhead related to manufacturing our products. Cost of revenues for the three and nine months ended September 30, 2008 decreased to $256,000 or 91% and increased to $6,434,000 or 3%, respectively from $2,898,000 and $6,231,000, respectively for the same periods in 2007. Cost of revenues for the three and nine months ended September 30, 2008 and the same period in 2007 were solely attributed to production cost of revenues. The Company continues to experience high costs associated with the absence of benefits associated with economies of production.
     Gross Margin. As a percentage of total net revenues, gross margins improved for the nine months ended September 30, 2008 from a negative 21% to a negative 11% for the same period in 2007. Gross margins declined for the three months ended September 30, 2008 to a negative 57% from a negative 14% for the same period in 2007. Gross loss for the nine months ended September 30, 2008 decreased to $623,000 from a gross loss of $1,088,000 for the same period in 2007. Gross loss for the three months ended September 30, 2008 decreased to $93,000 from a gross loss of $357,000 for the same period in 2007. For the nine months and three months ended September 30, 2008 and comparable periods in 2007, the Company experienced an increase in costs associated with the purchase of specialized materials and components. These increased costs are a function of upgrades to existing, production-ready designs which were not considered research and development costs. Furthermore, as a result of our gross margin results, the Company also restructured existing personnel resources to parallel customer and economic forecasts. This includes the continued refinement of our production line resources in light of our new assembly line layout and anticipated production growth. We continue to benefit from the maturity of these initiatives although we may experience a decline in gross margin.
     Research and Development. Internal research, development and engineering expenses increased by $759,000 or 60% in the nine months ended September 30, 2008 to $2,017,000 from $1,258,000 for the same period in 2007. These expenses also increased by $284,000 or 72% for the three months ended September 30, 2008 to $677,000 from $393,000. The Company continues to respond to the continued requests from our existing customer base such as upgrades to delivered drive systems, development of products such as our Panther Wireless Monitor upgrade, Post-Transmission Parallel Hybrid Drive system, engine off capability, and enhancements to our diesel generator. These initiatives and continued development account for an increase, year to date, in our internal research and development costs. We also continued to allocate necessary resources to the refinement and development of our parallel hybrid drive systems, upgraded proprietary control software, enhanced DC-DC converters, and advanced digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses increased by $3,069,000 or 85% for the nine months ended September 30, 2008 to $6,696,000 from $3,627,000 for the same period in 2007. These expenses also increased by $1,525,000 or 115% for the three months ended September 30, 2008 to $2,847,000 from $1,322,000 for the same period in 2007. S, G & A is comprised of activities in the executive, finance, purchasing, administrative engineering, field service, quality, and facility departments, including non-cash charges of depreciation and amortization. In the first nine months of fiscal year 2008, S, G & A costs increased in comparison to the same period in 2007 due to increases in legal and external auditing fees, rent and maintenance expenses, non-cash, stock-based compensation charges associated with option grants and common stock issuances. Furthermore, in light of the global economic outlook for the remainder of 2008, we conducted credit evaluations of our existing customers based on their financial condition and ability to pay. As a result of these evaluations, we identified approximately $505,000 of outstanding receivables which we are unlikely to collect and thus recorded a charge to bad debt expense which is a component of S, G & A for the aforementioned amount. In light of our new facility’s 43,000 square foot size, we have incurred an increase in rent and maintenance expenses in comparison of the nine and three month periods in 2008 to the nine and three months periods in 2007. We also employed independent contractors in the fields of engineering to assist our existing engineering department as part of our continued efforts to support our existing customers in the first nine months of 2008 compared to the first nine months of 2007. The Company may continue to experience increases with respect to our International Organization for Standardization (“ISO”) efforts. The Company also incurred an increase in administrative, marketing, and proxy solicitation fees associated with the annual shareholder’s meeting in the first nine months of 2008 in contrast to the comparable period in 2007 when we did not have a shareholder’s meeting. The Company also experienced increases in its sales and marketing expenditures, in particular travel expenses associated with current and prospective customer support initiatives and strategy sessions.

     Interest and Financing Fees, Net. Interest and financing fees income decreased by $5,000 and $27,000 to $54,000 and $208,000 for the three and nine months ended September 30, 2008 respectively, in comparison to the same period in 2007. This decrease continues to be a result of lower, average cash balances for the comparative periods in 2008 and 2007.
     Net Loss. The Company realized a net loss increase of $1,515,000 for the three months ended September 30, 2008 to $3,588,000 from $2,073,000 for the same period in 2007. Our net loss for the nine months ended September 30, 2008 was $9,211,000 or an increase of $3,343,000 from $5,868,000 for the same period in 2007. We continued to incur additional costs, specifically both in S, G & A and internal research and development associated with the restructuring and maturity of our production stage. These additional costs have increased our net loss when compared to the comparable period in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing, selling, general, and administrative expenses, and other costs associated with our strategy as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or developing and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2007 and through the nine months ended September 30, 2008 were financed by product sales and development contracts, as well as from working capital reserves and sales of common stock. As of September 30, 2008, the Company had $10,237,000 of cash and cash equivalents and short term investments.
     We have a secured revolving credit facility from Union Bank of California for $2,000,000. The credit facility expires on June 30, 2009. As of September 30, 2008, $1,800,000 was available under the credit facility due to a $200,000 irrevocable letter of credit issued by Union bank in favor of our landlord with respect to the lease of the our new corporate headquarters. The credit facility is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity.
     Net cash used in operating activities was $10,719,000 for the nine months ended September 30, 2008 compared to $7,640,000 for the nine months ended September 30, 2007. Cash used in operating activities the first nine months of 2008 were affected mostly by the operating loss of $9,211,000, an increase in inventory and supplies of $5,226,000, a net decrease in liabilities of $1,353,000, and a decrease in accounts receivable of $3,018,000. Non-cash items offset the aforementioned current assets and current liabilities by $1,841,000 which includes expenses for stock-based compensation, depreciation and amortization, bad debt expense, equity losses of our non-consolidated joint venture, and issuance of common stock for director services. We continued to increase marketing and development spending as well as administrative expenses necessary for potential expansion in anticipation of customer demand as well as corporate governance and regulatory compliance efforts.
     Net cash used in investing activities was $3,496,000 for the first nine months of 2008 compared to net cash provided of $4,754,000 in the first nine months of 2007. Cash used in investing activities in the first nine months of 2008 was attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility and the purchase of a certificate of deposit used as security for the revolving credit facility of $2,000,000 referenced above. In the same period for 2007, our certificate of deposit maturity, net of purchases of fixed assets, resulted in cash provided of $4,754,000.
     Net cash provided by financing activities totaled $11,967,000 for the first nine months of 2008, compared to net cash provided of $10,959,000 for the first nine months of 2007. During the first and second quarters of 2008, we raised capital through two placements of common stock. On April 3, 2008, we sold 2,131,274 shares of common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. We received approximately 4,200,000 pounds sterling (approximately US$8,300,000) in gross proceeds from the offering. The placement agent earned a 5% selling commission, resulting in proceeds to us before offering expenses of approximately 3,990,000 pounds sterling (approximately $7,784,000). On May 1, 2008, we sold 1,273,700 shares of common stock for $3.91 per share to certain accredited investors, resulting in gross proceeds of approximately $4,980,000. The placement agent earned a selling commission of (i) a cash payment of approximately $249,000 and (ii) 25,474 shares of common stock, in addition to reimbursement of expenses. After placement fees and offering expenses, we received net proceeds of $4,704,000.

Both of these common stock offerings and sales also produced a related cash outflow of $480,000 in the first nine months of 2008 due to legal and regulatory administration fees.
     Accounts receivable at September 30, 2008, net of an allowance for doubtful accounts of $648,000, decreased by $3,593,000 or 84% compared with the balance at December 31, 2007. The decrease in accounts receivable was attributed to earnest collection efforts as well as an evaluation of our existing customer base in light of the changing economic landscape in our target markets. Our evaluations were based on an assessment of financial condition and ability to pay. As a result of these evaluations, we identified approximately $505,000 of Think Global outstanding receivables and thus recorded a respective increase in the third quarter of 2008 to the allowance for doubtful accounts of the aforementioned amount. The Company actively pursues all outstanding receivables whether considered doubtful for collection or not.
     Inventory at September 30, 2008, net of an increase in the inventory reserve of $157,000, increased by $5,069,000 or 142% compared with the balance at December 31, 2007. An increase in inventory of $1,969,000 at September 30, 2008 when compared to the December 31, 2007 balance was attributed to materials ordered for previously anticipated production growth. This included supporting IC Corp, FAW, Optare, our fleet and research and development initiatives, and other uses. Additionally, $3,100,000 of the total increase in inventory was associated with expected deliveries to Tanfield that supported their anticipated growth. The Enova drive system design is suitable for different applications and vehicle producers. As a result, Enova believes it can mitigate any decline in Tanfield orders by redirecting inventory through sales and production with other customers.
     Prepaid expenses and other current assets decreased 45% by net $206,000 during the nine months ended September 30, 2008 from the December 31, 2007 balance of $457,000. The decrease is mainly attributable to the amortization of insurance premiums originally paid in the fourth quarter of 2007.
     Fixed assets increased by $1,074,000 or 123%, net of depreciation and write-offs, at September 30, 2008, when compared to the December 31, 2007 balance of $870,000. In the first nine months of 2008, we completed our move to a new facility and experienced an increase in leasehold improvements and purchases of fixed assets of $1,490,000. We recognized $422,000 worth of depreciation expense in the first nine months of 2008.
     Investment in our non-consolidated joint venture decreased by $83,000 or 6% in the first nine months of 2008 from a balance of $1,470,000 at December 31, 2007, reflecting the pro-rata share of losses attributable to our forty percent investment interest in Hyundai-Enova Innovative Technology Center (ITC). For the first nine months of 2008, ITC generated a net loss of approximately $208,000 resulting in a charge to us of $83,000 utilizing the equity method of accounting for our interest in ITC. Enova, along with HHI, are evaluating their relationship to determine its future role for both companies.
     Accounts payable decreased in the first nine months of 2008 by $715,000 or 38% to $1,162,000 from $1,877,000 at December 31, 2007. This decrease is attributable to our continued efforts in maintaining our prime supplier relationships through timely payment for materials and a decrease in the materials due to changes in our existing customers’ growth strategies.
     Deferred revenues decreased at September 30, 2008 by $67,000 or 66%, when compared to the December 31, 2007 balance of $101,000. This difference represents the realization of revenue that had been deferred in December 2007, predominantly associated with our contract with the State of Hawaii.
     Accrued payroll and related expenses decreased by $296,000 or 44% at September 30, 2008, when compared to the balance reported at December 31, 2007. A performance bonus was accrued for approximately $200,000 at December 31, 2007 and was disbursed in 2008. No performance bonus obligations existed as of September 30, 2008 and therefore the decrease was a result of the absence of a performance bonus as of that date.
     Other accrued expenses decreased by $360,000 or 17% at September 30, 2008 from the balance of $2,063,000 at December 31, 2007, primarily due to a decrease in the accrual of professional services by $546,000, as well as increases in accruals for inventory receipts of $260,000 Furthermore, we decreased our warranty accrual in proportion to decreases in sales by $48,000.
     Accrued interest payable increased by $85,000 during the first nine months of 2008, an increase of 10% from the balance of $874,000 at December 31, 2007. The increase is due to interest related to our debt instruments, primarily the secured note payable to the Credit Managers Association of California of $1,238,000.

     Our ongoing operations and anticipated growth will require us to continue making investments in human resources and regulatory compliance, as well as sales and marketing efforts. We anticipate that our current cash will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our company, we may seek to sell more equity securities. The sale of equity securities could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
Recent Accounting Pronouncements
     Information regarding recent accounting pronouncements is contained in Note 10 to the Financial Statements for the nine months ended September 30, 2008.
Off-Balance Sheet Arrangements
     The Company has no off-balance sheet arrangements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 4. CONTROLS AND PROCEDURES
Remediation of Material Weakness
     The Company had previously concluded that a material weakness in the Company’s internal controls over financial reporting existed as of December 31, 2007, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The material weakness related to ineffective controls over the inventory pricing, tracking, and reserve analysis. Throughout the nine months ended September 30, 2008, the Company increased the number of qualified personnel with sufficient depth, skills, and experience in the production, engineering, and accounting departments in order to ensure our inventory pricing, tracking, and reserve controls were effective. Specifically, the Company had the Controller, the Financial Reporting and Compliance Manager, the Data Systems Specialist, the Quality Manager, the Production Engineering Manager, and the Inventory Manager enhance and strengthen existing controls in accounting, reporting, and training as part of the Company’s move into a full-scale, production-ready environment.
     As a result of the strengthening and enhancement of the existing controls at the Company, the Chief Executive Officer and Chief Financial Officer have concluded that the material weakness described above no longer exists as of September 30, 2008.
Disclosure Controls and Procedures
     As of the end of the third quarter of fiscal 2008, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008. In making this conclusion, the Company has considered, among other factors, the remediation of the previously identified material weakness discussed below.
     Other than as described above, there have not been any changes in our internal control over financial reporting as of the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We may from time to time become a party to various legal proceedings arising in the ordinary course of business. During the quarter ended September 30, 2008, we were not involved in any material legal proceedings.
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
We extend credit to our customers, which exposes us to credit risk
     Most of our outstanding accounts receivable are from a limited number of large customers. At September 30, 2008, the five highest outstanding accounts receivable balances totaled $1,147,000. This amount represents 87% of our gross accounts receivable, with one customer accounting for $587,000, representing 45% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     a) Exhibits

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)

3.2	Our Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2008, as filed on August 13, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENOVA SYSTEMS, INC. (Registrant)
Date: November 13, 2008	By:	/s/ Jarett Fenton
Jarett Fenton, Chief Financial Officer

Exhibit Index
EXHIBITS

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)

3.2	Our Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2008, as filed on August 13, 2008)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith