Form 10-K
period 2008-12-31
ENOVA SYSTEMS INC
filed 2009-03-31
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Registrant’s telephone number, including area code:
(310) 527-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NYSE Amex

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

As of June 30, 2008, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $48,139,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The NYSE Amex). As of February 28, 2009, there were 20,852,053 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ENOVA SYSTEMS, INC.

2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

In July 2000, we changed our name to Enova Systems, Inc (“Enova” or “the Company”). Our company, previously known as U.S. Electricar, Inc., a California corporation, was incorporated on July 30, 1976.

Enova believes it is a leader in the development and production of proprietary, commercial digital power management systems for transportation vehicles and stationary power generation systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements. .

A fundamental element of Enova’s strategy is to develop and produce advanced proprietary software, firmware and hardware for applications in these alternative power markets. Our focus is digital power conversion, power management, and system integration, focusing chiefly on vehicle power generation.

Specifically, we develop, design and produce drive systems and related components for electric, hybrid-electric, fuel cell and microturbine-powered vehicles. We also develop, design and produce power management and power conversion components for stationary distributed power generation systems. Additionally, we perform research and development (“R&D”) to augment and support others’ and our own related product development efforts.

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

Enova’s primary market focus centers on both electric series and parallel hybrid medium and heavy-duty drive systems for multiple vehicle and marine applications. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. We believe series-hybrid and parallel hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. By aligning ourselves with key customers in our target markets, we believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time or expense. As we penetrate more market areas, we are continually refining both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.

Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking data on our business.

We continue to receive recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with several parties may result in development and production contracts during 2009 and beyond, there are no assurances that such additional agreements will be realized.

During 2008, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China (“FAW”), Navistar (“International Truck and Engine” or “IC Corporation” or “IC Corp”), Hyundai Motor Company, the US Military, and Optare Plc (“Optare) as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to companies such as Concurrent Technology Corporation (“CTC”), PUES (“Tokyo Research and Development”) and Better Place Inc. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.

Enova believes that its business outlook will continue to improve, especially in light of messages from the governments in the United Kingdom, China, and United States regarding their intentions to mandate the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services. As a result, the Company implemented operational changes in 2008 laying the groundwork to benefit from these factors while also reducing our cost structure to the current market situation:

•	The Company received its certification for ISO 9001:2000 for Quality and ISO 14001 for Environmental Management over our operational and manufacturing processes in the first quarter of 2009. In order to receive ISO certifications for quality and environmental management systems, an organization must demonstrate operating systems and procedures for managing the it’s processes to consistently turn out products and services that meet customer and regulatory requirements, as well as identify and control the environmental impact of its activities, products or services.

•	In September 2008, the material weakness in our inventory process was remediated and management asserted that internal controls over financial reporting were operating effectively as of September 30, 2008. Management asserts that our internal controls over financial reporting were also operating effectively as of December 31, 2008 as referenced in Item 9A of Part II herein.

•	In January 2009, Enova completed a series of reorganization efforts aimed at adapting the Company to revised demand forecasts from major customers Tanfield and Think, re-alignment of our engineering and program management functions and concentration of R&D resources in support of our marketing strategy. This included streamlining our management structure, and implementing a 48% reduction of our workforce company wide when comparing December 31, 2007 employee headcount figures to February 28, 2009.

For the year ended December 31, 2008, the following customers each accounted for more than ten percent (10%) of our total revenues:

Customer	Percent

Tanfield Engineering Systems Limited	28%
Hawaii Center for Advanced Transportation Technologies	22%
International Truck and Engine Corporation	13%
Think Technology	10%

HybridPowertm Electric and Hybrid-Electric Drive Systems

Environmental Initiatives and Legislation

Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in Europe and in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions (“zero emission vehicles”) or reduced tailpipe emissions (“low emission vehicles”). We believe legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (“CARB”) is continually modifying its limits for low emission vehicles. The Company believes government incentives and funding for our customers are necessary for a more prompt transition into commercialization.

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

In China, during the third quarter of 2008, the Ministry of Environmental Protection reported that the Ministry of Industry and Information Technology, the National Development and Reform Commission and the Ministry of Science and Technology are in the process of designing policies on alternative-fuel vehicles, aiming for energy conservation and reduction in greenhouse gases as announced at the First China Green Energy Automotive Development Summit of 2008. These policies are set to go into effect by the end of 2009. In addition, the Ministry of Environmental Protection reported “new energy vehicles” are currently in low numbers as their costs to produce are high and incentives do not exist for consumption. Although the Company expects our customer to benefit from these policies, there are no assurances revenues will be realized from such policies.

Strategic Alliances, Partnering and Technology Developments

Our continuing strategy is to adapt ourselves to the ever-changing environment of alternative power markets for mobile applications. Originally focusing on pure electric drive systems, we believe we are positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications.

We continue to seek and establish alliances with major players in the automotive and fuel cell fields. In 2008, Enova furthered its penetration into the European and Asian markets, as well as began relationships with significant North American companies. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. We will utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), we believe that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense.

Some recent highlights of our accomplishments are:

•	Enova management visited First Auto Works of China’s (“FAW”) research and development center and FAW’s affiliate electronics manufacturer in China, to further develop the basis for a continued cooperation on hybrid transit buses, and potentially on other FAW vehicles. Enova has developed a customized, pre-transmission solution for FAW. This system has been designed in parallel with FAW’s development of a new transmission package, which they hope to aggressively market across Asia and possibly export abroad. The “designed in” feature of our pre-transmission hybrid system indicates that Enova will continue to be heavily engaged with FAW in their efforts to market their hybrid solutions. Building on our prior success with FAW, the Company received a second order of 20 systems in December 2008 for delivery in the first quarter of 2009.

•	Optare Plc (“Optare”) engaged Enova to develop two different prototype transit buses for a new UK bus manufacturer. These vehicles were delivered in the third quarter of 2008. The plug-in hybrid diesel-electric and full-electric vehicles use the latest lithium ion battery technology to provide maximum vehicle range and fuel efficiency. Enova’s electric and hybrid drive system solutions include fully integrated on-board or stationary battery charging systems. The Enova drive systems and chargers were featured in Optare’s Solo full-electric and Rapta double-deck transit buses in the fourth quarter of 2008 at the Euro Bus Expo in Birmingham, UK.

We also received recognition from both governmental agencies and private industry with regards to U.S. military applications of our hybrid drive systems and fuel cell power management technologies. Through 2008 we began the finalization of our development on several new power management and drive systems such as our High Voltage version of our 120kW and 240 kW drive system, Dual 8kW inverter, 380V DC/DC converter, a multi-functional processor, as well as upgrades to our Battery Care Management system, Fuel Cell Management system and High Voltage Power Converter. We continued to develop and produce electric and hybrid electric drive systems and components for Ford Motor Company (“Ford”), the City of Honolulu and several domestic and international vehicle and bus manufacturers in China, Italy, the United Kingdom, Malaysia and Japan. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including Class 8 trucks, monorail systems, transit buses and industrial vehicles. We also are continuing our current research and development programs with EDO Corporation, the U.S. Air Force and the U.S. Navy, as well as developing new programs with Hyundai Motor Company (“HMC”), the U.S. government and other private sector companies for hybrid and fuel cell systems.

In September 2003, Enova and Hyundai Heavy Industries, Co. Ltd. (“HHI”) commenced a relationship to establish the Hyundai-Enova Innovative Technology Center (“ITC”) to be located at Enova’s Torrance headquarters. ITC was originally established as a technical center for specified products that would engage Enova as the commercial managers, ITC as the primary engineering and development venture, and HHI as the primary components supplier. ITC was integral to our development and financial stability in prior years, however Enova is now more established in the market as a fully functional, self-sufficient entity. Enova, along with HHI, evaluated this relationship to determine its future role for both companies. As a result of this evaluation, HHI and Enova have entered final negotiations to dissolve the joint venture.

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

Products

Enova’s hybrid and electric drive systems provide all the functionality one would find under the hood of an internal combustion engine powered vehicle. The hybrid and electric power system consists of an enhanced electric motor and the electronic controls that regulate the flow of electricity to and from the batteries at various voltages and power to propel the vehicle. In addition to the motor and controller, the system includes a gear reduction/differential unit which ensures the desired propulsion and performance. The system is designed to be installed as a “drop in,” fully integrated turnkey fashion, or on a modular, “as-needed” basis. Regardless of power source (battery, fuel cell, diesel generator or turbine) the hybrid and electric power system is designed to meet the customer’s drive cycle requirements. Enova’s all electric drive systems use largely the same designs as the hybrid systems, excepting that there is no internal combustion engine in the vehicle.

Our family of medium-duty drive systems includes:

•	30kW and 90kW all-electric drives

•	80/25kW hybrid drive

•	80/40kW hybrid drive

•	90kW hybrid drive

•	combinations of these systems based on customer requirements.

Our family of heavy-duty electric drive systems includes:

•	120kW all-electric drive

•	120/60kW hybrid drive

•	240/120kW hybrid drive

Our hybrid drive systems, in conjunction with, internal combustion engines, microturbines, fuel cells, flywheels, and generators sets provide state of the art hybrid and electric propulsion systems.

Hybrid vehicles are those that utilize an electric motor and batteries in conjunction with an internal combustion engine (“ICE”), whether piston or turbine. With a hybrid system, a small piston or turbine engine — fueled by gasoline or diesel, CNG, methane, etc., in a tank — supplements the electric motor and battery. These systems are self-charging, in that the operating ICE recharges the battery.

There are two types of hybrid systems: series and parallel. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. In a series hybrid system, the ICE turns the generator, which charges the battery, which — through a control unit — powers the electric motor that turns the wheels. In a parallel hybrid system, both the electric motor and the ICE can operate simultaneously to drive the wheels. (See diagrams below.) In both hybrid systems and in pure electric systems, regenerative braking occurs which assists in the charging of the batteries.

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

Hybrid and Electric Drive Configurations

Enova has identified three primary configurations based upon how well they meet market needs economic requirements. We have developed all of the relevant technology required to produce these drive systems and is currently introducing the Hybrid Power product line worldwide. All of our innovative hybrid drive systems are compatible with wide range of fuel sources and engine configurations.

Series Hybrid with Diesel Generator

The Series Hybrid is typically ideal for low floor vehicles with a driving cycle that has a high percentage of stop and go and/or hilly terrain. Refuse trucks, urban delivery trucks and intra-city buses are the primary target markets for these drive systems. Our clients for this application include WrightBus of Ireland, MTrans of Malaysia and Tomoedenki of Japan

Post Transmission Parallel Hybrid

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

All Electric Vehicle Drive System

The Electric Drive Systems works well with vehicles with a disciplined driving route that has a high percentage of stop and go conditions. Refuse trucks, urban delivery trucks and intra-city vehicles are the primary markets for these drive systems. Some of the potential applications include companies such as Federal Express and Tanfield.

Definitions:

BCU — Battery Care Unit; HCU — Hybrid Control Unit; SDU — Safety Disconnect Unit; VCU — Vehicle Control Unit

CEU — Control Electronics Unit (Houses MCU, DC-DC, and Charger); MCU — Motor Control Unit;

EDM — Electric Drive Motor; EDU — Electric Drive Unit (Includes EDM & GDU); GDU — Gear Drive Unit

GCU — Generator Control Unit; EGM — Electric Generator Motor; ICE — Internal Combustion Engine

Electric Drive Motors

The electric drive unit is essentially an electric motor with additional features and functionality. The motor is liquid-cooled, environmentally sealed, designed to handle automotive shock and vibration, and includes parking pawl, which stops the vehicle when the driver parks the car. It also permits regenerative braking to provide power recovery, in which the mechanical energy of momentum is converted into electrical energy as the motor slows during braking or deceleration. The optional gear reduction unit takes the electric motor’s high rpm and gears it down to the lower rpm required by the vehicle’s conventional drive shaft. As the revolutions per minute (“rpm”) go down, the torque of the electric motor increases.

The hybrid electric drive systems exclusively utilize induction AC motors for their high performance, power density, robustness and low cost. The AC drive system is scaleable and can be customized for different applications. Due to the large operating range that these propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

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

Drive Systems

The Enova drive system family currently includes a 120/60kW peak series hybrid system, a 240/120kW peak series hybrid system, a 90kW peak mild, pre-transmission parallel hybrid system, a 90kW peak post-transmission parallel hybrid systems and our 80kW peak pre-transmission parallel hybrid system.

The Enova hybrid-electric drive systems are based on the component building blocks of the electric drive family, including the motor, controller and optional components. As an example, the 120/60 kW series hybrid system uses the 120kW electric drive components to propel the vehicle, and uses a 60kW diesel generator (“genset”) to generate power while the vehicle is in operation. This synergy of design reduces the development cost of our hybrid systems by taking advantage of existing designs. The diesel genset has been designed to take advantage of many different models of internal combustion engines for greater penetration into the burgeoning heavy-duty hybrid vehicle markets. Enova’s genset will accept any engine with an industry standard bell housing and flywheel. Enova’s control protocols are designed to easily interface with any standard engine controller with analog throttle inputs. Accessories for these drives include battery management, chargers and 12-volt power supplies, as for the electric drive family.

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

Drive System Accessories

Enova’s drive system accessories range from battery management systems to hybrid controllers, to rapid charging systems. These critical components are designed to complement the drive system family by providing the elements necessary to create a complete technical solution for alternative energy drive systems.

Enova’s drive system accessories are not only integral, but also are the perfect complement to our drive systems and are designed to provide our customers with a Complete Solution to their drive system needs.

Battery Care Unit

Enova’s Battery Care Unit (“BCU”) monitors, manages, protects, and reports on the condition of the vehicles battery pack. It controls and manages battery performance, temperature, voltage and current to avoid harm to the batteries, to the entire system, and to the driver, operator and passengers. It also allows for monitoring for service to the battery and drive system. The BCU reports state-of-charge, amp hours and kilowatt-hours.

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

The BCU directly interfaces with the hybrid and other drive systems, and controls the Safety Disconnect Unit (“SDU”). It is capable of supporting any battery technology, and provides each type with optimized charging and protection algorithms. An internal real-time clock allows the BCU to wake up at user-specified times to initiate battery charging or pack monitoring. A precision shunt allows it to offer a wide dynamic range for monitoring charging and motoring current, without the errors commonly associated with other types of sensors.

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

Control Unit

Enova has reconfigured its Battery Care Unit to perform the critical role of hybrid controller. The Hybrid Control Unit (“HCU”) continuously monitors the condition of the battery pack through communications with the BCU, monitors the driver commands through communications with the motor controller, and the state of the hybrid generator. Based upon the data received, the HCU provides continuous updates to the hybrid generator with instructions on mode of operation and power level. This innovative control loop ensures that the entire system is optimized to provide quick response to driver commands while providing the best possible system efficiency.

Safety Disconnect Unit

The Safety Disconnect Unit (“SDU”) is under the control of the BCU, and allows vehicle systems to gracefully connect and disconnect from the battery pack, when necessary, to prevent damage or harm. It also protects the battery pack during charging, protects it from surges, and constantly verifies that the battery pack is isolated from the vehicle chassis. In the event a ground isolation fault is detected, the BCU commands the SDU to break the battery connection thus ensuring a safe environment for the vehicle and operator. The SDU is available in two configurations to match the requirements of the drive systems.

High Voltage Disconnect Unit

The High Voltage Disconnect Unit (“HVDU”) is a reduced feature version of the Safety Disconnect Unit. The pre-charge board has been eliminated in order to provide a lower cost method of safely switching high voltage systems on the vehicle that do not require the soft start feature.

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

Manufacturing Strategy

We have developed a multi-tiered manufacturing strategy that allows us to meet the market’s demand for high quality production goods while optimizing cost of goods sold across the spectrum of low to high volumes. At the core of this strategy is a strong reliance on pre-selected highly qualified outside manufacturing houses that specialize in various aspects of the manufacturing process. This closely managed outsourcing strategy helps Enova control product costs while also minimizing fixed costs within the organization.

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

For higher volume manufacturing Enova has established strategic alliances with ISO certified manufacturers that can take on all aspects of the process from component sourcing to circuit card assembly, component assembly, final unit assembly and test. These completed components and units are shipped to our facility to where complete drive systems that meet the customer’s unique requirements are packaged and shipped. In order to make this process as smooth as possible, Enova conducts a training session with the contract manufacturer here at our facility that covers the new product, assembly and test instructions, as well as the design package.

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

Competitive Conditions

Competition within the mobile and stationary hybrid power sector is still somewhat fragmented, although there are indications of some consolidation at this time. The market is still divided into very large players such as Allison, Siemens, BAE and Eaton; or smaller competitors such as ISE Corporation, Azure Dynamics, Odyne Corporation, and others. The larger companies tend to still focus on single solutions but maintain the capital and wherewithal to aggressively market such. The smaller competitors offer a more diversified product line, but do not have the market presence to generate significant penetration at this juncture.

Our research and experience has indicated that our target market segments certainly focus on price, but would buy based on reliability, performance and quality support when presented the life-cycle business model for EV-HEV technologies for their application.

The competition to develop and market electric, hybrid and fuel cell powered vehicles has accelerated during the last year and we expect this trend to continue as newly elected administrations and governments in our target markets adapt initiatives that curb green house gas emissions. The competition consists of development stage companies as well as major U.S. and international companies. Our future prospects are highly dependent upon the successful development and introduction of new products that are responsive to market needs and can be manufactured and sold at a profit. There can be no assurance that we will be able to successfully develop or market any such products.

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

We believe the Hybrid Vehicle market is poised for growth over the medium and long term and that Enova Systems products are ready to participate in this market, although a slowdown from OEM customers was experienced since the second half of 2008. Enova is positioned to capitalize on demands being placed on the market by offering solutions. Enova believes that our competitive advantages include:

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

We are currently focusing our development efforts primarily in the following areas:

•	Power Control and Drive Systems and related technologies for vehicle applications

•	Heavy Duty Drive System development for Buses; Trucks, Industrial, Military and Marine applications

•	Technical and product development under DOE/DOT/DOD contracts

•	Customized application of 12kW and 18kW Chargers

•	Fuel Cell Generation system power management and process control

•	Stationary Power Management and Conversion and related technologies

•	Systems Integration of these technologies , and

•	OEM Technical and Product development

For the years ended December 31, 2008, and 2007, we spent $2,505,000, and $1,947,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

Enova currently holds three U.S. patents and has one patent pending, relating to power management and control. We also have trademarks or service marks in the United States and have been filing for international patents as well. We continually review and append our protection of proprietary technology. We continue to place emphasis on the development and acquisition of patentable technology. A majority of our intellectual property is contained within our software which we believe is best protected under trade secret intellectual property law. Under such provisions, Enova does not have to publish its proprietary code in order to maintain protection.

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

Enova relies on unpatented trade secrets and know-how and proprietary technological innovation and expertise which are protected in part by confidentiality and invention assignment agreements with its employees, advisors and consultants and non-disclosure agreements with certain of its suppliers and distributors. If these agreements are breached, Enova may not have adequate remedies for any breach and Enova’s unpatented proprietary intellectual property may otherwise become known or independently discovered by competitors. Further, the laws of certain foreign countries may not protect Enova’s products or intellectual property rights to the same extent as do the laws of the United States.

Employees

As of December 31, 2008, we had 53 full time employees and workforce reductions to 36 employees as of February 28, 2009. In addition, we employ one individual as an independent contractor engaged on a monthly basis.

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

We have experienced significant operating losses since our inception. Our net loss was $12,894,000 for the fiscal year ended December 31, 2008 and our accumulated deficit was $129,663,000 as of December 31, 2008. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop, and market our products. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer

Our revenue is dependent on significant orders from a limited number of customers. We typically enter into supply agreements with major customers establishing product and price standards for future periods. Subsequent events may change the needs of the customer, requiring us to make corresponding adjustments. In fiscal year ended December 31, 2008, Tanfield accounted for 28% of our total revenues. Based upon public announcement by Tanfield in July 2008, we expect fewer orders from Tanfield for 2009. We believe that revenues from major customers will continue to represent a significant portion of our revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2008, the five highest outstanding accounts receivable balances totaled $1,256,000 which represents 87% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

Our business is affected by current economic and financial market conditions in the markets we serve

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the significant and potentially prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. We are particularly impacted by the global automotive slowdown and the effects on OEM inventory levels, production schedules, support for our products and decreased ability to accurately forecast future product demand. We could also be impacted in our ability to timely collect receivables from our customers and, conversely, reductions in the level and tightening of terms of trade credit available to us.

The nature of our industry is dependent on technological advancement and is highly competitive

The mobile and stationary power markets, including electric vehicle and hybrid electric vehicles, continue to be subject to rapid technological change. Most of the major domestic and foreign automobile manufacturers: (1) have already produced electric and hybrid vehicles, (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. Various companies are also developing improved electric storage, propulsion and control systems. In addition, the stationary power market is still in its infancy. A number of established energy companies are developing new technologies. Cost-effective methods to reduce price per kilowatt have yet to be established and the stationary power market is not yet viable.

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

We are subject to increasing emission regulations in a changing legislative climate

Because vehicles powered by internal combustion engines cause pollution, there has been significant public pressure in Europe and Asia, and enacted or pending legislation in the United States at the federal level and in certain states, to promote or mandate the use of vehicles with no tailpipe emissions (“zero emission vehicles”) or reduced tailpipe emissions (“low emission vehicles”). Legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for electric vehicles. The California Air Resources Board (“CARB”) is continuing to modify its regulations regarding its mandatory limits for zero emission and low emission vehicles. Furthermore, several car manufacturers have challenged these mandates in court and have obtained injunctions to delay these mandates.

We may be unable to effectively compete with other companies who have significantly greater resources than we have

Although we were originally founded in 1976, our business just completed a migration into a production stage, and our proposed operations are subject to all of the risks inherent in production stage, including the likelihood of continued operating losses. Many of our competitors, in the automotive, electronic and other industries, are larger, more established companies that have substantially greater financial, personnel, and other resources than we do. These companies may be actively engaged in the research and development of power management and conversion systems. Because of their greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sales of their products than we can. We believe that developing and maintaining a competitive advantage will require continued investment in product development, manufacturing capability and sales and marketing. We cannot assure you however that we will have sufficient resources to make the necessary investments to do so. In addition, current and potential competitors may establish collaborative relationships among themselves or with third parties, including third parties with whom we have relationships. Accordingly, new competitors or alliances may emerge and rapidly acquire significant market share.

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

There are minimal barriers to entry in our market

We presently license or own only certain proprietary technology, and therefore have created little or no barrier to entry for competitors other than the time and significant expense required to assemble and develop similar production and design capabilities. Our competitors may enter into exclusive arrangements with our current or potential suppliers, thereby giving them a competitive edge which we may not be able to overcome, and which may exclude us from similar relationships.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate offices are located at an office and manufacturing facility at 1560 West 190th Street, Torrance, California. We lease this 43,000 square foot office and manufacturing facility. Enova rents offices in Hawaii and Michigan on a month-to-month basis. Enova’s corporate offices were previously leased and located at a different address in Torrance, California. This lease terminated on February 28, 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of our business, including matters relating to commercial transactions. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse outcomes in these matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Given the uncertainty inherent in litigation, we do not believe it is possible to develop estimates of the range of reasonably possible loss in excess of current accruals for these matters. Considering our past experience and existing accruals, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.

In December 2008, a contractor, Arens Controls Company, L.L.C., filed suit in the Northern District of Illinois of the U.S. District Court, alleging that a breach of contract occurred on purchase commitments for inventory purchased on our behalf. Enova notified the contractor of cancellation of the order, at which time it was required to mitigate all associated exposure. We assert that the contractor did not, in good faith, mitigate such exposure and we intend to contest this matter vigorously. Accordingly, we do not believe that a liability is reasonably estimable with respect to this claim and we have not recorded a provision for this claim on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NYSE Euronext Acquisition of the American Stock Exchange

On October 1, 2008, NYSE Euronext completed its acquisition of the American Stock Exchange (“AMEX”), where our shares of common stock were traded. As a result of this acquisition, our common shares are now traded on the NYSE Amex which is an exchange-regulated market. The NYSE Amex is regulated by Euronext. The AMEX requirements are still in effect for Enova and no changes to company compliance requirements have resulted pursuant to the acquisition of the AMEX by NYSE Euronext.

Shares of our common stock now trade on the NYSE Amex under the same and previous trading symbol “ENA” and on the London Stock Exchange AIM Market under the symbol “ENVS.L” or “ENV.L”. The following table sets forth the high and low bid closing prices of our Common Stock as reflected on the NYSE Amex. Our common stock became listed on the AMEX on August 29, 2006.

	Common Stock
	High Price	Low Price

Calendar 2008
Fourth Quarter	$2.20	$0.35
Third Quarter	$3.87	$1.85
Second Quarter	$5.58	$3.80
First Quarter	$4.86	$3.51
Calendar 2007
Fourth Quarter	$4.95	$3.20
Third Quarter	$7.12	$3.20
Second Quarter	$8.07	$4.58
First Quarter	$4.83	$3.08

As of December 31, 2008, there were approximately 251 holders of record of our Common Stock. As of December 31, 2008, 100 shareholders, many of whom are also Common Stock shareholders, held our Series A Preferred Stock. As of December 31 2008, approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2008, Enova had an accumulated deficit of approximately $129,663,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The statement of operations data and balance sheet data for and as of the years ended December 31, 2008, 2007, 2006, 2005, and 2004 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	For and as of the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data
Net revenues	$6,443	$9,175	$1,666	$6,084	$2,554
Cost of revenues	8,224	10,313	2,900	6,001	2,239

Gross profit (loss)	(1,781)	(1,138)	(1,234)	83	315

Operating expenses
Research and development	2,505	1,947	1,363	804	925
Selling, general and administrative	8,692	6,428	4,178	2,870	2,325

Total operating expense	11,197	8,375	5,541	3,674	3,250
Other income and expense
Interest and financing fees, net	202	343	550	13	(255)
Equity in losses of non-consolidated joint venture	(118)	(177)	(3)	(118)	(192)
Gain on debt restructuring	—	—	1,392	1,569	—

Total other income, net	84	166	1,939	1,464	(447)

Net loss	$(12,894)	$(9,347)	$(4,836)	$(2,127)	$(3,382)

Per common share:
Basic and diluted loss per share	$(0.66)	$(0.59)	$(0.33)	$(0.18)	$(0.38)

Weighted average number of common shares outstanding	19,660	15,796	14,802	11,644	8,832

Balance Sheet Data
Total assets	$19,242	$21,173	$15,730	$21,973	$5,888

Long-term debt	$1,263	$1,306	$1,295	$2,321	$3,341

Shareholders’ equity	$14,143	$14,177	$11,964	$16,604	$103

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2008 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain certain forward-looking statements involving risks and uncertainties.

Overview

Enova Systems believes it is a leading supplier of efficient, environmentally-friendly digital power components and systems products in conjunction with our associated engineering services. Our core competencies are focused on the development and commercialization of power management and conversion systems for mobile and stationary applications. Enova applies unique ‘enabling technologies’ in the areas of alternative energy propulsion systems for light and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems. Our products can be found in a variety of OEM vehicles including those from Hyundai Motor Company and Ford Motor Company, trucks and buses for First Auto Works of China, WrightBus and Optare Plc of the U.K. and the U.S. Military, as well as digital power systems for EDO, Hydrogenics and UTC Fuel Cells, a division of United Technologies.

We continue to support IC Corp. in their efforts to maximize exposure in the hybrid school bus market. We have been involved in large shows in Albany, NY and Reno, NV, Chicago, IL, Washington, DC, smaller venues throughout the Midwest as well as in Birmingham in the United Kingdom. The exposure via shows and direct interface was aggressively pursued throughout the remainder of 2008, in an effort to promote IC Corp.’s production intent for hybrid school buses. As a result of these continued domestic efforts, the Company expanded throughout the North American continent and has delivered hybrid school buses to Canada and Mexico through IC Corp.

Some notable highlights of Enova’s accomplishments in 2008 are:

•	In cooperation with International Truck and Engine (“IC Corp”), we delivered a plug-in hybrid bus to Denali National Park for use in transporting visitors. The IC Corp bus included our unique post-transmission parallel hybrid drive technology. We believe the utilization of our products in environments such as National Parks further demonstrates the diverse opportunities for our drive system. The delivery of this plug-in hybrid bus is part of the continued worldwide sales growth of our drive system technology for commercial and transit buses. According to results from recent independent third-party dynamometer testing, our IC Corporation plug-in hybrid bus is cleaner than standard diesel buses as they reduce carbon dioxide emissions by as much as 40 percent, nitrogen oxide by up to 20 percent and particulate matter by as much as 30 percent.

•	The Internal Revenue Service (“IRS”) granted several IC Corp school and commercial buses equipped with Enova’s Charge Depleting Hybrid Drive System for the Qualified Heavy Hybrid Vehicles tax credit. Qualifying Heavy Hybrid vehicles are new vehicles with a gross vehicle weight in excess of 8,500 pounds that meet the definition of a qualifying hybrid vehicle. A qualifying hybrid vehicle means a motor vehicle which draws propulsion energy from onboard sources of stored energy which are both an internal combustion or heat engine using consumable fuel, and a rechargeable energy storage system. The 2008 and 2009 Navistar IC Bus Model PB10500 CE Series Hybrid School Buses as well as the 2008 and 2009 Navistar IC Bus Model PB10500 CE Commercial Buses, both equipped with Enova’s Charge Depleting Hybrid Drive Systems with gross vehicle weights ranges from 14,001 — 26,000 lbs. and 26,001 — 33,000 lbs. are eligible for $6,000 and $12,000 tax credits, respectively.

•	Enova management visited First Auto Works of China’s (“FAW”) research and development center and FAW’s affiliate electronics manufacturer in China, to further develop the basis for a continued cooperation on hybrid transit buses, and potentially on other FAW vehicles. In addition, Enova completed twenty (20) successful trials of our pre-transmission hybrid drive systems. These trials were completed on passenger routes within the Olympic sector during the Beijing Olympics. As a result of these trials, additional orders have been placed for our pre-transmission hybrid-electric drive from FAW. The FAW hybrid-electric “City

Bus” is a vehicle that is built by the Wuxi division of FAW Bus & Coach. The factory is now set to begin mass production of the new hybrid municipal transit bus which is designed for China’s increasingly popular Bus Rapid Transit (BRT) systems and traditional inner city mass transit routes. This new model, for which FAW has 10 proprietary patents, delivers a fuel economy increase of 38% and an emissions reduction of 30%, compared to traditional diesel buses.

•	Optare Plc (“Optare”) engaged Enova to develop two different prototype transit buses for a new UK bus manufacturer. These vehicles were delivered in the third quarter of 2008. The plug-in hybrid diesel-electric and full-electric vehicles will use the latest lithium ion battery technology to provide maximum vehicle range and fuel efficiency. Enova’s electric and hybrid drive system solutions include fully integrated on-board or stationary battery charging systems. The Enova drive systems and chargers will were featured in two, new Optare transit buses which debuted in the fourth quarter of 2008 at the Euro Bus Expo in Birmingham, UK.

•	In September 2008, the material weakness in our inventory process was remediated and management asserted that internal controls over financial reporting were operating effectively as of September 30, 2008. Management asserts that our internal controls over financial reporting were also operating effectively as of December 31, 2008 or the date of this Form 10-K annual report as referenced in Item 9A of Part II herein.

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

The latest state-of-the-art technologies in hybrid vehicles, fuel cell and micro turbine based systems, and stationary power generation, all require some type of power management and conversion mechanism. Enova Systems supplies these essential components. Enova drive systems are ‘fuel-neutral,’ meaning that they have the ability to utilize any type of fuel, including diesel, liquid natural gas or bio-diesel fuels. We also develop, design and produce power management and power conversion components for stationary power generation — both on-site distributed power and on-site telecommunications back-up power applications. Additionally, Enova performs significant research and development to augment and support others’ and our internal related product development efforts.

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

In light of our efforts to grow market share in our target markets and penetrate emerging ones, the Company acknowledges the principal barrier to commercialization of our drive systems is cost. The high cost of engineering proprietary software and hardware for our drive systems is high because economies of production in specialized hybrid drive system component parts, batteries, and vehicle integration have not been achieved. Therefore, the cost of our products and engineering services are currently higher than our gasoline and diesel competitor counterparts. We also believe maturation into commercialization of our drive systems will result in decreases to our long run average costs of materials and services as volume increases over time.

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

Allowance for doubtful accounts — The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.

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

Inventory reserve — We maintain an allowance against inventory for the potential future obsolescence or excess inventory. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made.

Property and Equipment — Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets, which range from three to seven years using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Impairment of Long-Lived Assets — The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Equity Method Investment — Investment in ITC, a joint venture (see Note 1) is accounted for by the equity method. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s balance sheets or statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity losses in non-consolidated joint venture” in the statements of operations. The Company’s carrying value in an equity method joint venture company is reflected in the caption “Investment in non-consolidated joint venture” in the Company’s balance sheets.

Stock-Based Compensation — The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123(R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values. The Company also applies the provisions sets forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”) relating to its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning in 2006.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”).

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

Pursuant to Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21. EITF Issue 00-21 addressed the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of Issue 00-21 to multiple element agreements.

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

Research and Development — In accordance with SFAS No. 2, “Accounting for Research Development Costs” research, development, and engineering costs are expensed in the year incurred. Costs of significantly altering existing technology are expensed as incurred.

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

In February 2007, the FASB issued SFAS No. 159 “, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard for be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial position, results of operations or cash flows.

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity- classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

Results of Operations

Years Ended December 31, 2008 and 2007

Net Revenues.  Net revenues of $6,443,000 for the twelve months ended December 31, 2008 decreased by $2,732,000 or 30% from $9,175,000 during the same period in 2007. The decrease was primarily due to a 60% reduction in sales to Tanfield Group Plc (“Tanfield”), our largest customer, which included the Company’s authorization of a sales return totaling $515,000 for P90 systems in July 2008. In 2008, Tanfield, IC Corporation and HCATT comprised 28%, 13% and 22%, respectively of our 2008 revenues. In the prior year, the share of 2007 revenues attributable to Tanfield, IC Corporation and HCATT were 52%, 15% and 8%, respectively. The Company concentrated on support of several major customers in our migration to a first phase production company through 2007 and the first half of 2008. The change in the economic environment and the slow down in sales volume from major customers has led management to pursue development contracts with several new customers during the second half of the year, such as Optare Plc and the Darwen Group.

Cost of Revenues.  Cost of revenues were $8,224,000 for the year ended December 31, 2008, compared to $10,313,000 for the year ended December 31, 2007, a decrease of $2,089,000, or 20%. The cost of revenues decreased in proportion with sales, with the exception that the Company recorded a charge of $803,000 resulting from evaluation of slow moving inventory in light of changes in our customer demands. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales. Our customers continue to require additional integration and support services to customize, integrate, and evaluate our products. We believe that a portion of these costs are initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we gain additional market share. Customers who have been using our products over one year do not typically incur this same type of initial costs.

Gross Margin.  The gross margin for the year ended December 31, 2008 was negative 28% compared to a negative 12% in the prior year. In 2008, we continued efforts to manage product costs through our production process. However, gross margins declined compared to the prior year due to an increase in the inventory reserve as well as reduced margins experienced in the second half of 2008 compared to improvements achieved due to record sales volumes in the second half of 2007. The Company experienced its largest ever overall shipment volume of 384 units in 2007, which fell to 224 units in 2008.

Research and Development Expenses.  Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expense increased during the year ended December 31, 2008 to $2,505,000 from $1,947,000 for the same period in 2007, an increase of $558,000 or 29%. We continue to enhance our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software and firmware, we believe we will be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. Major initiatives in 2008 revolved around additional resources towards implementation of new battery technologies, software development of engine stop for hybrid buses, and continuous improvement of key components such as chargers. We will continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of sales and marketing costs, including consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for the quality and field service functions and general corporate functions, including finance, strategic and business development, human resources, IT and MRP implementation, accounting reserves and legal costs. Selling, general and administrative expenses increased by $2,264,000, or 35%, during the year ended December 31, 2008 to $8,692,000 from $6,428,000 in the prior year. During the first quarter of 2008, we moved into our new facility, resulting in an increase in costs for the move and rent for the year. In addition, we incurred consultant and internal labor charges of approximately $250,000 with respect to standardization efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002 and the International Organization for Standardization (“ISO 9001 and 14001”) certification,. To improve customer service after record 2007 sales, we devoted significant resources to the Field Service function, adding up to nearly $750,000 in costs for the year. We also incurred additional non-cash, stock compensation charges of $279,000 associated with option grants and stock issuances when comparing 2008 versus 2007, as well as an increase in the allowance for doubtful accounts of $575,000.

Interest and Financing Fees, Net.  For the year ended December 31, 2008, interest and financing fees income was $202,000, a decrease of $141,000, or 41%, from $343,000, in 2007. The decrease is a result of a lower average cash balance through the latter half of 2008, when compared to the average cash balance during 2007 as well as lower prevailing money market rates in comparison to the same period in the prior year.

Equity in losses of non-consolidated joint venture.  For the year ended December 31, 2008, ITC generated a net loss of approximately $296,000, resulting in a charge to Enova of $118,000 utilizing the equity method of accounting for our interest in the pro-rata share of losses attributable to this investment, which represents a decrease of $59,000, or 33%, from $177,000 for the same period in 2007.

Liquidity and Capital Resources

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2008 were financed by product sales, working capital reserves and equity capital raises. At fiscal year end, the Company had $7,324,000 of cash and cash equivalents and short term investments.

We have a secured revolving credit facility from Union Bank of California for $2,000,000. The credit facility expires on June 30, 2009. As of December 31, 2008, $1,800,000 was available under the credit facility as a $200,000 irrevocable letter of credit was issued by Union bank in favor of our landlord with respect to the lease of our new corporate headquarters. The credit facility is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity.

Net cash used in operating activities was $13,582,000 for the year ended December 31, 2008 compared to $10,561,000 for the prior year ended December 31, 2007. Cash used in operating activities was affected mostly by the cost of revenue, R&D, personnel and general operating costs, as well as an increase in inventory balances. Non-cash items included expenses for stock-based compensation, depreciation and amortization, inventory valuation reserve, bad debt expense, equity losses in our non-consolidated joint venture, and issuance of common stock for services.

Net cash used in investing activities was $3,524,000 for the year ended December 31, 2008 compared to net cash provided of $4,485,000 in the prior year. Cash used in investing activities in 2008 was attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility and the purchase of a certificate of deposit of $2,000,000 used as security for the revolving credit facility referenced above. Cash provided by investing activities in 2007 was attributed to the maturity of a certificate of deposit of $5,000,000 and purchases of $515,000 of property and equipment.

Net cash provided by financing activities totaled $11,945,000 for the year ended December 31, 2008, compared to net cash provided of $10,949,000 for the year ended December 31, 2007. During the first and second quarters of 2008, we raised capital through two placements of common stock. On April 3, 2008, we sold 2,131,274 shares of common stock at 195 pence sterling per share (approximately US$3.91 per share) to certain eligible offshore investors. We received approximately 3,990,000 pounds sterling or approximately $7,784,000 in net proceeds. On May 1, 2008, we sold 1,273,700 shares of common stock for $3.91 per share to certain accredited investors, resulting in net proceeds of approximately $4,704,000.

Short term investments increased by $2,000,000 in 2008 compared to 2007. The company purchased a $2,000,000 certificate of deposit to secure a credit facility of $2,000,000 with Union Bank.

Accounts receivable decreased by $3,448,000, or 81%, from $4,256,000 at December 31, 2007 to $808,000 at December 31, 2008 due to reduced revenue and increased collection efforts in 2008.

Inventory increased from $3,565,000 as of December 31, 2007 to $7,649,000 as of December 31, 2008, representing a 115% increase in the balance. The increase was a result of inventory purchases through the third quarter of 2008 as the Company took delivery of product in anticipation of sales volume from key customers.

Prepaid expenses and other current assets decreased by $242,000, or 53%, from the December 31, 2007 balance of $457,000. The decrease is primarily attributable to deposits made in prior years being released in 2008.

Property and equipment increased by $959,000 or 110%, net of accumulated depreciation, to $1,829,000 as of December 31, 2008 from the prior year balance of $870,000. The increase was primarily due to the investment in leasehold improvements for the new facility moved in to during the first quarter of 2008 and continued planned purchases of computers, furniture, office equipment, software, production tooling, machinery and equipment associated with the expansion. These increases were consistent with the Company’s progression to a production stage.

Intangible assets decreased by $5,000 during 2008 from $70,000 at December 31, 2007. Enova did not recognize any additional intellectual property assets, including patents and trademarks, during 2008. The change in the balance was a result of the amortization of the patents.

Accounts payable decreased by $1,285,000, or 68%, from $1,877,000 at December 31, 2007 to $592,000 at December 31, 2008. The accounts payable balance was reduced through the second half of the year as the company decreased purchase volumes in-line with changes in anticipated sales volume.

Enova reported $0 of deferred revenue at December 31, 2008, compared to a deferred revenue balance at December 31, 2007 of $101,000, which the Company recognized into revenue.

Accrued payroll and related expenses decreased by $385,000, or 57%, from $680,000 at December 31, 2007 to $295,000 at December 31, 2008, due to decreased personnel costs in light of the Company’s reorganization efforts during 2008.

Other accrued expenses and payables decreased by $204,000 during 2008, from $2,063,000 at December 31, 2007. The decrease is primarily attributable to a decline in accruals for inventory receipts due to lower sales activity in the latter half of 2008.

Accrued interest increased by $118,000 from $874,000 at December 31, 2007 to $992,000. The majority of the increase is associated with the interest accrued on the $1.2 million note due the Credit Managers Association of California (CMAC).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENOVA SYSTEMS, INC.

CONTENTS
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Enova Systems, Inc.:

We have audited the balance sheets of Enova Systems, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  PMB Helin Donovan, LLP

Irvine, California
March 31, 2009

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$5,324,000	$10,485,000
Short term investments	2,000,000	—
Accounts receivable, net	808,000	4,256,000
Inventories and supplies, net	7,649,000	3,565,000
Prepaid expenses and other current assets	215,000	457,000

Total current assets	15,996,000	18,763,000
Property and equipment, net	1,829,000	870,000
Investment in non-consolidated joint venture	1,352,000	1,470,000
Intangible assets, net	65,000	70,000

Total assets	$19,242,000	$21,173,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592,000	$1,877,000
Deferred revenues	—	101,000
Accrued payroll and related expenses	295,000	680,000
Other accrued expenses	1,859,000	2,063,000
Current portion of notes payable	98,000	95,000

Total current liabilities	2,844,000	4,816,000
Accrued interest payable	992,000	874,000
Notes payable, net of current portion	1,263,000	1,306,000

Total liabilities	5,099,000	6,996,000

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2008 and 2007	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2008 and 2007	1,094,000	1,094,000
Common stock — no par value, 750,000,000 shares authorized; 20,817,000 and 17,182,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	134,233,000	122,000,000
Stock notes receivable for the sale of preferred stock	—	—
Additional paid-in capital	7,949,000	7,322,000
Accumulated deficit	(129,663,000)	(116,769,000)

Total stockholders’ equity	14,143,000	14,177,000

Total liabilities and stockholders’ equity	$19,242,000	$21,173,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007

Revenues	$6,443,000	$9,175,000
Cost of revenues	8,224,000	10,313,000

Gross loss	(1,781,000)	(1,138,000)

Operating expenses
Research and development	2,505,000	1,947,000
Selling, general & administrative	8,692,000	6,428,000

Total operating expenses	11,197,000	8,375,000

Operating loss	(12,978,000)	(9,513,000)

Other income and (expense)
Interest and financing fees, net	202,000	343,000
Equity in losses of non-consolidated joint venture	(118,000)	(177,000)

Total other income, net	84,000	166,000

Net loss	$(12,894,000)	$(9,347,000)

Basic and diluted loss per share	$(0.66)	$(0.59)

Weighted average number of common shares outstanding	19,660,000	15,796,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

							Notes
							Receivable
							for the
	Convertible Preferred Stock						Sale of	Additional
	Series A		Series B		Common Stock		Preferred	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance, December 31, 2006	2,652,000	$530,000	1,185,000	$2,432,000	14,848,000	$109,496,000	$(27,000)	$6,955,000	$(107,422,000)	$11,964,000

Conversion of series B preferred stock			(639,000)	(1,338,000)	28,000	1,338,000				—
Exercise of stock options					44,000	193,000				193,000
Issuance of common stock for cash					2,218,000	10,767,000				10,767,000
Issuance of common stock for director services					28,000	138,000				138,000
Issuance of common stock for employee services					16,000	68,000				68,000
Stock option expense								367,000		367,000
Cash received for stock note receivable							27,000			27,000
Net loss									(9,347,000)	(9,347,000)

Balance, December 31, 2007	2,652,000	$530,000	546,000	$1,094,000	17,182,000	$122,000,000	$—	$7,322,000	$(116,769,000)	$14,177,000

Issuance of common stock for cash					3,430,000	12,008,000				12,008,000
Issuance of common stock for director services					153,000	174,000				174,000
Issuance of common stock for employee services					52,000	51,000				51,000
Stock option expense								627,000		627,000
Net loss									(12,894,000)	(12,894,000)

Balance, December 31, 2008	2,652,000	$530,000	546,000	$1,094,000	20,817,000	$134,233,000	$—	$7,949,000	$(129,663,000)	$14,143,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

Cash flows from operating activities
Net loss	$(12,894,000)	$(9,347,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	593,000	300,000
Loss on asset disposal	—	52,000
Inventory reserve	803,000	100,000
Reserve for doubtful accounts	575,000	—
Equity in losses of non-consolidated joint venture	118,000	177,000
Issuance of common stock for director services	174,000	138,000
Issuance of common stock for employee services	51,000	68,000
Stock option expense	627,000	367,000
(Increase) decrease in:
Accounts receivable	2,873,000	(3,898,000)
Inventories and supplies	(4,887,000)	(1,961,000)
Prepaid expenses and other current assets	242,000	251,000
Increase (decrease) in:
Accounts payable	(1,285,000)	1,495,000
Accrued payroll and related expenses	(385,000)	460,000
Accrued expenses	(204,000)	1,396,000
Deferred revenues	(101,000)	(298,000)
Accrued interest payable	118,000	139,000

Net cash used in operating activities	(13,582,000)	(10,561,000)

Cash flows from investing activities
Purchases of short-term investments	(2,000,000)	—
Maturities of short-term investments	—	5,000,000
Purchases of property and equipment	(1,524,000)	(515,000)

Net cash provided by (used in) investing activities	(3,524,000)	4,485,000

Cash flows from financing activities
Payments on notes payable	(63,000)	(38,000)
Net proceeds from sales of common stock	12,008,000	10,767,000
Proceeds from the execution of stock options	—	193,000
Proceeds from repayment of stock note receivable	—	27,000

Net cash provided by financing activities	11,945,000	10,949,000

Net increase (decrease) in cash and cash equivalents	(5,161,000)	4,873,000
Cash and cash equivalents, beginning of period	10,485,000	5,612,000

Cash and cash equivalents, end of period	$5,324,000	$10,485,000

Supplemental disclosure of cash flow information
Interest paid	$9,000	$7,000

Assets acquired through financing arrangements	$23,000	$74,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

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

Liquidity

The Company has sustained recurring losses and negative cash flows from operations. Over the past year, the Company’s growth has been funded through a combination of private equity and financing agreements. As of December 31, 2008, the Company had approximately $7.3 million of cash and cash equivalents. At December 31, 2008, the Company had a net working capital of approximately $13.1 million as compared to $13.9 million at December 31, 2007, representing a decrease of $800,000. Management has implemented measures to conserve cash, including reductions in employee headcount, restrictions on inventory purchases and capital expenditures. The Company also plans to conserve available cash through sales of current inventory to core customers during 2009. Therefore, the Company believes that it currently has sufficient cash and financial resources to meet its funding requirements over the next year. However, the Company has experienced and continues to experience recurring operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. The Company expects that it will need to raise additional capital to accomplish its business plan over the next several years. The Company is striving to expand its presence in the marketplace and achieve operating efficiencies.

Hyundai-Enova Innovative Technology Center

In June 2003, the Company and Hyundai Heavy Industries of Korea (“HHI”) commenced operations of Hyundai-Enova Innovative Technology Center, Inc. (“ITC”), a 60/40 joint venture to develop hybrid drive technology. ITC is domiciled in Torrance, California. Concurrent with the formation of the joint venture, the Company entered into a stock purchase agreement with HHI.

Pursuant to the stock purchase agreement HHI agreed to make a $3 million investment in the Company through the purchase of shares of the Company’s authorized and unissued common stock pursuant to Regulation D of the Securities Act of 1933. This investment was made in two installments of $1.5 million each. The first installment was made in June 2003 upon incorporation of ITC and in consideration for the issuance to HHI by the Company of 512,820 shares of common stock at $2.925 per share. The second installment was made in September 2004 in consideration for the issuance to HHI by the Company of 251,895 shares of common stock at $5.953 per share.

The Company invested $1 million of each installment into ITC in consideration for the issuance to the Company of a 40% equity interest in the ITC (the balance of the installments, in the amount of $500,000 each, was retained by the Company). HHI acquired a 60% equity interest in ITC by investing $3 million in ITC. HHI and the Company have invested an aggregate of $5 million in ITC.

Enova, along with HHI, evaluated the future role in ITC for both companies. As a result of this evaluation, HHI and Enova have entered into negotiations to dissolve the joint venture.

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

Pursuant to Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21. the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets is considered. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of Issue 00-21 to multiple element agreements.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of December 31, 2008 and 2007, the Company maintained a reserve of $640,000 and $261,000 for doubtful accounts receivable. Bad debt expense of $575,000 and $0 was recorded in 2008 and 2007, respectively.

Inventory

Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, finished goods and work-in-progress, and is stated at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components,

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

Inventory reserve

We maintain an allowance against inventory for the potential future obsolescence or excess inventory. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made.

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

Patents

Patents are measured based on their fair values. Patents are being amortized on a straight-line basis over a period of 20 years and are stated net of accumulated amortization.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2008 and 2007, the Company did not have any impairment loss related to intangible assets (see Note 6).

Fair Value of Financial Instruments

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

The carrying amount of financial instruments, including cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

Stock-Based Compensation

The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123(R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values. The Company also applies the provisions sets forth in the Securities and Exchange Commission’s Staff Accounting Bulletin 107 (“SAB 107”) relating to its adoption of SFAS 123(R).

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards as well as actual and projected employee stock option exercise behaviors.

Advertising Expense

The Company expenses all advertising costs as they are incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $1,000 and $1,000, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Fiscal Years Ended
	December 31,
	2008	2007

Options to purchase common stock	623,000	329,000
Series A and B preferred shares conversion	84,000	84,000

Potential equivalent shares excluded	707,000	413,000

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Major Customers

During the year ended December 31, 2008, the Company conducted business with three customers whose gross sales comprised 28%, 22% and 13% of total revenues and accounted for 3%, 34% and 4% of gross accounts receivable, respectively. During the year ended December 31, 2007, the Company conducted business with two customers whose gross sales comprised 52% and 15% of total revenues and accounted for 60% and 15% of gross accounts receivable, respectively.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued SFAS No. 159 “, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard for be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a significant impact on its financial position, results of operations or cash flows.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11 (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Shared-Based Payment Awards”. EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity- classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2009 fiscal year. The Company does not expect it to have a significant impact on its financial position, results of operations or cash flows.

3.	Inventory

Inventories, consisting of materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2008	2007

Raw materials	$7,114,000	$3,037,000
Work-in-process	391,000	489,000
Finished Goods	1,047,000	139,000
Reserve for obsolescence	(903,000)	(100,000)

	$7,649,000	$3,565,000

As of December, 31 2008, the reserve for obsolescence totaled $903,000 and was increased during the year by approximately $803,000. For the year ended December 31, 2007 the reserve for obsolescence was increased by approximately $37,000 to $100,000.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Computers and software	$598,000	$593,000
Machinery and equipment	1,470,000	1,485,000
Furniture and office equipment	107,000	269,000
Demonstration vehicles and buses	346,000	397,000
Leasehold improvements	1,348,000	70,000
Construction in progress	—	60,000

	3,869,000	2,874,000
Less accumulated depreciation and amortization	(2,040,000)	(2,004,000)

Total	$1,829,000	$870,000

During the year ended December 31, 2008, fully depreciated fixed assets totaling $549,000 were retired. Depreciation and amortization expense was $588,000 and $296,000 for the years ended December 31, 2008 and 2007, respectively.

5.	Investment in Non-Consolidated Joint Venture — ITC

The Company has invested an aggregate of $2,000,000 into ITC. The Company’s share of income and losses is 40% as stated in the agreement (see Note 1). During the years ended December 31, 2008 and 2007, the Company recorded $118,000 and $177,000 as its proportionate share of losses in the joint venture.

The following is the condensed financial position and results of operations of ITC, as of and for the years ended presented below:

	December 31,	December 31,
	2008	2007

Financial position
Current assets	$3,344,000	$3,635,000
Property and equipment, net	35,000	42,000
Liabilities	—	(2,000)

Equity	$3,379,000	$3,675,000

Operations
Net revenue	$150,000	$202,000
Expenses	(579,000)	(872,000)

Interest income	133,000	233,000

Net loss	$(296,000)	$(437,000)

Company’s proportionate share of net loss	$(118,000)	$(177,000)

HHI and Enova have entered into negotiations to dissolve the joint venture (see Note 1).

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets

Intangible assets consist of legal fees directly associated with patent licensing. The Company has been granted three patents. These patents have been capitalized and are being amortized on a straight-line basis over a period of 20 years.

Intangible assets consisted of the following as of December 31:

	2008	2007

Patents	$93,000	$93,000
Less accumulated amortization	(28,000)	(23,000)

Total	$65,000	$70,000

Amortization expense charged to operations was $5,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively.

7.	Notes Payable

Notes payable at December 31, consisted of the following:

	2008	2007

Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (8.25% as of December 31, 2008), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	27,000	59,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	14,000	27,000
Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	15,000	—
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	27,000	37,000

	1,361,000	1,401,000
Less current portion	(98,000)	(95,000)

Long-term portion	$1,263,000	$1,306,000

As of December 31, 2008 and 2007, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $976,000 and $861,000, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum principal payments of notes payable consisted of the following:

December 31,
2008

2009	$98,000
2010	17,000
2011	8,000
2012	—
2013	—
Thereafter	1,238,000

Total	$1,361,000

8.	Revolving Credit Agreement

In October 2007, the Company entered into a secured revolving credit facility with the Union Bank of California (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of December 31, 2008, the Company had $1,800,000 million available under the terms of the Credit Agreement as Union Bank of California issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”).

9.	Deferred Revenues

The company has entered into several production and development contracts with other customers. The Company has evaluated these contracts, ascertained the specific revenue generating activities of each contract, and established the units of accounting for each activity. Revenue on these units of accounting is not recognized until a) there is persuasive evidence of the existence of a contract, b) the service has been rendered and delivery has occurred, c) there is a fixed and determinable price, and d) collectability is reasonable assured. This treatment is consistent with the guidance prescribed in SEC Staff Accounting Bulletin 104 “Revenue Recognition” and FASB Emerging Issues Task Force Issue 08-01 “Revenue Arrangements with Multiple Deliverables.” At December 31, 2008 and 2007, the Company had deferred $0 and $101,000 in revenue related to these contracts, respectively.

10.	Commitments and Contingencies

Leases

Enova’s corporate offices were previously located in Torrance, California, in leased office space of approximately 20,000 square feet. This facility housed various departments, including engineering, operations, executive, finance, planning, purchasing, investor relations and human resources. This lease terminated on February 28, 2008.

In October 2007, Enova entered into a lease agreement with Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”). The lease term commenced on November 1, 2007, and expires January 1, 2013. The total base monthly rent is approximately $37,000, and will be increased effective May 1, 2011 based on the increase in the consumer price index. Under the Lease, Enova will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. Enova also has an office in Hawaii which is rented on a month-to-month basis at $3,400 per month, and a sales office in Michigan that it rents on a month-to-month basis at

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

$500 per month. Rent expense was $616,000 and $288,000 for the years ended December 31, 2008, and 2007, respectively.

Future minimum lease payments under non-cancelable operating lease obligations at December 31, 2008 were as follows:

Year Ending	Operating
December 31	Leases

2009	$439,000
2010	439,000
2011	439,000
2012	439,000
2013 and thereafter	—

Total	$1,756,000

11.	Stockholders’ Equity

Common Stock

During the years ended December 31, 2008 and 2007, the Company issued 153,000 and 28,000 shares of common stock, respectively, to directors as compensation. The common stock issued to directors in 2008 and 2007 was valued at $174,000 and $138,000, respectively, based upon the trading value of the common stock on the date of issuance.

During the years ended December 31, 2008 and 2007, the Company issued 52,000 and 16,000 shares of common stock, respectively, to employees as compensation. The common stock issued to employees in 2008 and 2007 was valued at $51,000 and $68,000, respectively, based upon the trading value of the common stock on the date of issuance.

Series A Preferred Stock

Series A preferred stock is currently unregistered and convertible into common stock on a one-to-one basis, including adjustments to reflect the Company’s 1-45 reverse stock split on July 20, 2005, at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation, or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference of $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series A preferred stock.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock Option Program Description

For the year ended December 31, 2008 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the 2006 “Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares. Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 420,000 were granted in 2008.

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method over the vesting period for the options granted. Share-based compensation expense related to stock options was $627,000 and $367,000 for the years ended December 31, 2008 and 2007, respectively, and was recorded in the financial statements as a component of selling, general and administrative expense. As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized is $905,000. The remaining period over which the future compensation cost is expected to be recognized is 27 months. The aggregate intrinsic value of total awards outstanding is $0.

Stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2008 has been based on awards ultimately expected to vest and it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2008, the Company applied estimated average forfeiture rates of approximately 3% for non-officer grants, based on historical forfeiture experience. The expected life of options granted in 2008 is 4 years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2008 and 2007. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	162,000	$4.43	7.96	$—
Granted	215,000	$4.10	5.00	$—
Exercised	(44,000)	$4.36	—	$—
Forfeited or Cancelled	(4,000)	$4.35	—	$—

Outstanding at December 31, 2007	329,000	$4.23	5.85	$—

Granted	420,000	$3.82	9.74	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(126,000)	$3.91	—	$—

Outstanding at December 31, 2008	623,000	$4.02	7.09	$—

Exercisable at December 31, 2008	387,000	$4.14	5.77	$—

At December 31, 2008, there were 2,491,000 shares available for grant under the employee stock option plan. The weighted-average remaining contractual life of the options outstanding at December 31, 2008 was 7.09 years. The exercise prices of the options outstanding at December 31, 2008 ranged from $3.81 to $4.95. The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 5.85 years. The exercise prices of the options outstanding at December 31, 2007 ranged from $4.10 to $4.50. Options exercisable were 387,000 and 204,000, at December 31, 2008 and 2007, respectively. The weighted-average grant date fair value of the options granted during the year ended December 31, 2008 was $2.88.

The table below presents information related to stock option activity for the fiscal years ended December 31, 2008 and 2007:

	Fiscal Year Ended
	December 31,
	2008	2007

Total intrinsic value of stock options exercised	$—	$29,000
Cash received from stock option exercises	$—	$193,000
Gross income tax benefit from the exercise of stock options	$—	$—

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Information under SFAS 123(R)

The fair values of all stock options granted during the fiscal years ended December 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	Fiscal Year Ended
	December 31,
	2008	2007

Expected life (in years)	4	3 - 5
Average risk-free interest rate	3%	3 - 4%
Expected volatility	111 - 113%	75 - 104%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

13.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted FIN 48 effective January 1, 2007 and the provisions of FIN 48 have been applied to all tax positions under Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”) upon initial adoption. The cumulative effect of applying the provisions of this interpretation had no effect on the opening balance of retained earnings for our fiscal year 2008.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2008 and 2007 consisted of the following:

	2008	2007

Deferred tax assets
Net operating loss carry-forwards	$34,163,000	$37,725,000
Stock based compensation	357,000	167,000
Other, net	(6,000)	(222,000)

	34,514,000	37,670,000
Less valuation allowance	(34,514,000)	(37,670,000)

Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance decreased by $3,156,000 and $24,000 during the years ended December 31, 2008 and 2007, respectively. As of December 31

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2008, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $91,591,000 and $34,183,000, respectively. Net operating loss carry forwards of $24,221,000 expired in 2008 and remaining operating loss carry forwards will expire in 2009 to 2023.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2008 and 2007) to income taxes as follows:

	December 31,	December 31,
	2008	2007

Tax benefit computed at 34%	$4,384,000	$3,178,000
Change in valuation allowance	3,156,000	24,000
State tax (net of Federal benefit)	748,000	543,000
Change in carryovers and tax attributes	(8,288,000)	(3,745,000)

Net tax benefit	$—	$—

14.	Related Party Transactions

During 2008 and 2007, the Company purchased approximately $1,478,000 and $1,953,000, respectively, in components, materials and services from HHI. Sales to HHI amounted to approximately $88,000 and $24,000 for the years ended December 31, 2008 and 2007, respectively. The Company had an outstanding payable balance owed to HHI of approximately $30,000, net of a receivable of approximately $10,000, and $483,000, net of a receivable of approximately $10,000 at December 31, 2008 and 2007, respectively.

A relative of one of the Company’s directors is a majority owner of a website consulting firm which provided services (branding) to the Company. The Company paid consulting fees and expenses to this firm in the amount of approximately $111,000 in 2008 and $180,000 in 2007.

15.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2008 and 2007, the Company did not make any contributions to the plan.

16.	Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2008	2007

United States	$2,726,000	$3,080,000
Mexico	—	59,000
Italy	274,000	—
Korea	256,000	359,000
Japan	259,000	87,000
China	249,000	—
United Kingdom	2,033,000	5,138,000
Norway	646,000	452,000

Total	$6,443,000	$9,175,000

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

Dissolution of Joint Venture — Hyundai-Enova Innovative Technology Center

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

ITC was integral to our development and financial stability in prior years, Enova now is however more established in the market as a fully functional, self-sufficient entity. Enova, along with HHI, evaluated this relationship to determine its future role for both companies. As a result of this evaluation, HHI and Enova have entered into negotiations to dissolve the joint venture.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 31, 2007, Enova Systems dismissed Windes & McClaughry Accountancy Corporation (Windes) as our registered public accounting firm and engaged PMB Helin Donovan, LLP as our new independent registered public accounting firm. The decision regarding the end of the Windes engagement and the commencement of the PMB Helin Donovan, LLP engagement was made and approved by the Audit Committee after consideration of our then current needs and position. Concurrent with the change in auditor, we also undertook changes to our finance and operations departments, including a change in our Chief Financial Officer. In light of these organization changes and given the disagreement between us and Windes with respect to the filing of our Form 10-Q for the fiscal quarter ended September 30, 2006 filed November 13, 2006 (the “Form 10-Q”), the Audit Committee believed that engagement of a new auditor would lead to enhanced communications with respect to audit matters.

During the course of its engagement, Windes did not provide an audit report on our financial statements. Therefore, there is no applicable disclosure within the meaning of Item 304(a)(1)(ii) of Regulation S-K.

During our two most recent fiscal years, Enova Systems and Windes had the following three “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K on matters of accounting principles or practices, financial statement disclosure, or auditing or review scope or procedure, which if not resolved to the satisfaction of Windes would have caused it to make reference to the subject matter of the disagreement in its reports on our financial statements.

First, as reflected in the Current Reports on Form 8-K dated November 29, 2006 and December 5, 2006, Windes and Enova Systems disagreed whether Windes authorized the Form 10-Q filing. After numerous discussions among Windes and us involving management and the Audit Committee, the disagreement was resolved by filing the requisite Item 4.02 Form 8-K and later filing the amended Form 10-Q for the fiscal period ended September 30, 2006 on December 29, 2006 (the “Form 10-Q/A”).

Second, Windes and Enova Systems disagreed whether we followed the appropriate accounting policy and accounting literature to record revenue. This disagreement was resolved upon further analysis and by reversing the recorded revenue and related expenses in the Form 10-Q/A.

Third, Windes and Enova Systems disagreed whether adequate documentation had been produced to support a material debt forgiveness transaction which, although negotiated in the 2005 fiscal year, was completed in the first quarter of the 2006 fiscal year and therefore included in our year-to-date operations. Consistent with the Form 10-Q/A’s Item 4 Controls and Procedures disclosure, we were unable to locate original documentation to support the accounting treatment for the transaction. This disagreement was resolved when we obtained replacement copies to reflect the original documentation and the accounting treatment.

The Audit Committee discussed the subject matter of all three disagreements above with Windes and we authorized Windes to respond fully to inquiries of PMB Helin Donovan, LLP concerning the subject matter of these disagreements.

During our two most recent fiscal years, the following were “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K:

(A) Consistent with the Item 4 Controls and Procedures disclosure in the Form 10-Q/A, Windes advised that material weaknesses existed in our internal controls, and thereby our financial statement preparation and disclosure, regarding the (i) correct application of relevant accounting standards; (ii) ability to produce original documentation to support an accounting treatment; and (iii) internal and external communication by us in ensuring there was appropriate independent accountant review and authorization to file periodic reports such as the Form 10-Q for the fiscal period ended September 30, 2006.

(B) Given the three disagreements cited above, Windes expressed concern about its ability to rely on management representations. As a result, consistent with its Item 4 Controls and Procedures disclosure in the Form 10-Q/A, we agreed to dedicate additional time and resources to internal control matters and specifically agreed to (1) retain a consultant to review our accounting, documentation, and internal control policies and (2) implement more stringent oversight policies to ensure proper auditor authorization is received prior to making SEC filings.

(C) Given the third disagreement cited above with respect to adequate documentation, Windes further advised us it would need to expand significantly the scope of its audit within the meaning of Item 304(a)(1)(v)(C) to ensure that proper and sufficient documentation existed to support accounting conclusions reached in prior fiscal periods including the cited debt forgiveness transaction.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any other changes in our internal control over financial reporting as of the quarter ended December 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the current Directors and executive officers of Enova Systems Inc.:

Name	Age	Position

Bjorn Ahlstrom(2)	75	Director
Dr. Malcolm Currie(3)	82	Director
Richard Davies(4)(5)	40	Director
Jarett Fenton	32	Chief Financial Officer
John Micek(1)	56	Director
Edwin O. Riddell(5)	67	Director
Roy Roberts(2)(5)	70	Director
Michael Staran	48	Chief Executive Officer and Director
John Wallace(4)(5)	60	Director

(1)	Audit Committee Chairman

(2)	Audit Committee Member

(3)	Compensation Committee Chairman

(4)	Compensation Committee Member

(5)	Nominating and Governance Committee

Bjorn Ahlstrom. Mr. Ahlstrom, age 75, was elected to the Board of Directors in June 2004. He retired as Chairman of Volvo Group North America, Inc. on April 1, 2004. Prior to that, Mr. Ahlstrom was President and Chief Executive Officer of Volvo North America Corporation from 1971 until 1994. During this term, Volvo North America Corporation owned and operated Volvo’s businesses in the United States and Canada. Under Mr. Ahlstrom’s leadership, Volvo North America Corporation grew from a $50 million car importer in the early 1970s to a $6 billion company with manufacturing and marketing operations for cars, trucks, marine engines, and financial services. Since his retirement, Mr. Ahlstrom has acted as a consultant in the heavy-duty vehicle industry. In 1981, he received the Royal Order of the North Star from King Carl XVI Gustaf of Sweden. The United States Government awarded Mr. Ahlstrom the Medal of Peace and Commerce in 1983. He received the Ellis Island Medal of Honor in 1990. Mr. Ahlstrom has been awarded honorary Doctor of Law degree from St John’s University, NY, and Ramapo College of New Jersey.

Malcolm R. Currie, Ph.D. Dr. Currie, age 82, was re-elected to the Board of Directors in 1999. He had served as a director of Enova Systems from 1995 through 1997. Since 1995, Dr. Currie has served as Chief Executive Officer and Chairman of Regal One Corp., a business development corporation. He also served as Chief Executive Officer and Chairman of Currie Technologies, Inc. between 1997 and 2005. From 1986 until 1992, Dr. Currie served as Chairman and Chief Executive Officer of Hughes Aircraft Co., and from 1985 until 1988, he was the Chief Executive Officer of Delco Electronics. Dr. Currie’s career in electronics and management has included research with patents and papers in microwave and millimeter wave electronics, laser, space systems, and related fields. He has led major programs in radar, commercial satellites, communication systems, and defense electronics. Dr. Currie served as Undersecretary of Defense for Research and Engineering, the Defense Science Board, and currently serves on the Boards of Directors of Innovative Micro Technology Corporation. He is past president of the American Institute of Aeronautics and Astronautics, a member and past Chairman of the Board of Trustees of the University of Southern California (“USC”) and is a current member of the Board of Overseers at the Keck School of Medicine of USC.

Richard Davies. Mr. Davies, age 40, is a new nominee to the Board of Directors. Since 2007, he has served as Managing Director of investments for Jagen Pty Ltd. Prior to that appointment, he managed the listed equity investments of Jagen Ptd Ltd. since 2003. Between 2001 and 2003, Mr. Davies co-founded Kicap Management, a global long short equity hedge fund. Between 1998 and 2001, Mr. Davies worked for Tiger Management as an analyst of telecom and media industries. In addition to his experience as a portfolio manager and analyst, Mr. Davies between 1992 and 1996 practiced an attorney with Baker & McKenzie in Hong Kong and Melbourne, Australia and then Freehill, Hollingdale & Page in Melbourne and Sydney, Australia. Mr. Davies graduated in 1992 from Monash University in 1992 with a Bachelor of Law (Honors) and Bachelor of Economics. He also earned an MBA (Honors) from Columbia Business School.

Jarett Fenton, Chief Financial Officer. Mr. Fenton, age 32, has served as our Chief Financial Officer since February 5, 2007. He previously served from March 2003 through February 2007 the Chief Executive of the Clarity Group, a company he founded to provide SEC reporting and corporate compliance consultancy. From September 1998 to March of 2003, Mr. Fenton worked as a Senior Associate in the Middle Market practice of PricewaterhouseCoopers in the Orange County, CA office where he facilitated audit engagements, worked on SEC reporting issues, controls assessments, client reporting, financial guidance interpretation and staff development. Mr. Fenton has a B.A. in Business Economics with an emphasis in Accounting from the University of California at Santa Barbara and is a Certified Public Accountant in the State of California.

John J. Micek. Mr. Micek, age 56, was re-appointed to the Board of Directors in 2007. He previously served on the Board between April 1999 and July 2005. Since 2000, Mr. Micek has been Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California-based family-owned venture fund. He also is admitted to practice law in California and his prior practice focused financial services. Mr. Micek currently actively serves on the Board of Directors of Armanino Foods of Distinction, UTEK Corporation, and JAL/Universal Assurors. During the past five years, he previously served on the Board of Directors of Benda Pharmaceutical, Wherify Wireless, and ExchangeBlvd.com. Micek is a cum laude graduate of Santa Clara University, and the University of San Francisco School of Law, where he was Senior Articles Editor of the Law Review.

Edwin O. Riddell. Mr. Riddell, age 67, has served on the Board of Directors since 1995. He also served as our President and Chief Executive Officer from August 20, 2004 until his retirement effective August 28, 2007. Between 1999 and 2004, Mr. Riddell was President of CR Transportation Services, a consultant to the electric and hybrid vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President of Engineering, working on electrically driven public transportation systems. From 1979 to 1985, Mr. Riddell was Vice President, General Manager and COO of Lift-U, Inc., a manufacturer of handicapped wheelchair lifts for the transit industry. He has also worked with Ford, Chrysler, and General Motors in the area of auto design, and as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell served as a member of the American Public Transportation Association’s (APTA) Member Board of Governors for over 15 years, and served on APTA’s Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium. He also serves on the Electric Drive Association Board of Directors.

Roy S. Roberts. Mr. Roberts, age 70, was appointed to the Board of Directors in 2008. He has served as Managing Director of Reliant Equity Investors, a venture capital firm, since September 2000. Mr. Roberts retired from General Motors in 2000. At the time of his retirement, he was Group Vice President for North American Vehicle Sales, Service and Marketing of General Motors Corporation, having been elected to that position in October 1998. Prior to that time, he was Vice President and General Manager in charge of Field Sales, Service and Parts for the Vehicle Sales, Service and Marketing Group from August 1998 to October 1998, General Manager of the Pontiac-GMC Division between 1996 and 1998, and General Manager of the GMC Truck Division between 1992 and 1996. Mr. Roberts first joined General Motors Corporation in 1977 and became a corporate officer of General Motors Corporation in 1987. He was named 1996 Executive of the Year by Black Enterprise magazine and 1997 Executive of the Year by African Americans on Wheels magazine. Mr. Roberts earned a bachelor’s degree from Western Michigan University. He also received honorary doctorate degrees from Florida A&M University and Grand Valley State College. He previously served as on the Board of Directors for Morehouse School of Medicine, the United Negro College Fund, the National Urban League, and as president and on the National Board of

Directors for the Boy Scouts of America. He currently serves as a director of Burlington Northern Santa Fe Corporation and Abbott Laboratories, and as Trustee Emeritus at Western Michigan University.

Michael Staran. Mr. Staran, age 48, was appointed to the Board of Directors in 2007. He currently serves as our President and Chief Executive Officer. Mr. Staran became our Chief Executive Officer effective August 28, 2007. He previously had served as President and Chief Operating Officer since June 26, 2007 and Executive Vice President since November 17, 2006. He also acted as a consultant for Enova Systems from November 2004 through February 2005 when he was hired by us as Director of Sales and Marketing. Mr. Staran has nearly 30 years of experience in business development, product management, sales and marketing, and engineering. Prior to joining us in 2006, he had served since 1998 as President of Effective Solutions People LLC providing specialized consulting to the OEM supplier segment. His affiliations and work history range from companies such as Ford, General Motors and DaimlerChrysler to suppliers such as Johnson Controls Inc. and Decoma International (a division of Magna International) where he was vice president of sales and marketing for 13 years. Mr. Staran holds a Bachelor of Science degree in Mechanical Engineering with a minor in Mathematics from Lawrence Institute of Technology in Southfield Michigan. Mr. Staran has developed three patented mechanical designs within the automotive components sector.

John R. Wallace. Mr. Wallace, age 60, was elected to the Board of Directors in 2002 and was elected Chairman of the Board of Directors on August 22, 2008. Since November of 2005, he has held the position of CEO, Xantrex Technology, Inc. based in Burnaby, B.C. Canada. He also has been a member of the Xantrex Board of Directors since 2003. From 2002 to 2005, Mr. Wallace worked independently as a consultant in the alternative energy sector. Prior to working as a consultant, Mr. Wallace served in various capacities at Ford Motor Company from 1988 until his retirement in 2002. He served as Director of Ford’s Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. He then worked in Ford’s alternative fuel vehicle programs, serving first as Director of Technology Development Programs then as Director of Electric Vehicle Programs, Director of Alternative Fuel Vehicles, and finally Director of Environmental Vehicles. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. Mr. Wallace has been past Chairman of the Electric Vehicle Association of the Americas, past Executive Director and Chairman of the Board of Directors of TH!NK Nordic, past chairman of the United States Advanced Battery Consortium, and past Chairman of the California Fuel Cell Partnership. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

There is no family relationship between any director, nominee, or executive officer of Enova Systems

Board of Directors and its Committees

The Board of Directors currently consists of eight directors. The minimum and maximum number of Directors under our Bylaws is six and nine members. The Board has fixed its current size at eight members.

The Board of Directors has determined that at least 50% of its members are “independent” within the meaning of NYSE Amex rules as applicable to a smaller reporting company. Specifically, Messrs. Ahlstrom, Currie, Davies, Micek, Roberts and Wallace are independent.

Audit Committee.  The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.. The current members of this committee are Messrs. Micek (Chair), Ahlstrom, and Roberts. Although there presently are three members of the Audit Committee, NYSE Amex rules permit us, as a smaller reporting company, to have only two members of the audit committee. The Board has determined that the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE Amex. In addition to being independent, Mr. Micek has been determined by the Board to be an “audit committee financial expert” as defined by the SEC and the NYSE Amex. Mr. Micek’s designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations or liability that are greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

The Audit Committee, among other functions, has the sole authority to appoint and replace the independent auditors, is responsible for the compensation and oversight of the work of the independent auditors, reviews the results of the audit engagement with the independent auditors, and reviews and discusses with management and the independent auditors quarterly and annual financial statements and major changes in accounting and auditing principles. The Board has adopted a written charter for the Audit Committee. The Audit Committee charter may be obtained free of charge by writing to Enova Systems, Inc., 1560 West 190th Street, Torrance, California 90501, Attention: Chief Financial Officer or by accessing the “Investor Relations” section of our website (www.enovasystems.com).

Compensation Committee.  The Board of Directors has established a Compensation Committee. The current members of this committee are Messrs. Currie (Chair), Davies and Wallace. The Board has determined that Messrs. Currie, Davies and Wallace are “independent” members of the Compensation Committee under the rules of the NYSE Amex.

The Compensation Committee, among other functions, reviews and recommends compensation structures, programs and amounts, and establishes corporate and management performance goals and objectives. The determinations of the Compensation Committee typically are ratified by the full Board of Directors, including a majority of independent directors. In performing its functions with respect to management and employees, the Compensation Committee may rely upon the recommendations of or delegate authority to our Chief Executive Officer. The Board has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee charter may be obtained free of charge by writing to Enova Systems, Inc., 1560 West 190th Street, Torrance, California 90501, Attention: Chief Financial Officer or by accessing the “Investor Relations” section of our website (www.enovasystems.com).

Nominating and Governance Committee.  The Board of Directors has established a Nominating and Governance Committee. The current members of this committee are Messrs. Davies, Riddell, Roberts and Wallace. The Nominating and Governance Committee generally monitors, reviews, and makes recommendations on (i) Board composition including assessment of skills, performance, and independence, and (ii) corporate governance matters and practices, including formulating and periodically reviewing the Code of Ethics applicable to the Company’s directors, officers and employees. The Board has adopted a written charter for the Nominating and Governance Committee. A copy of the charter may be obtained free of charge by writing to Enova Systems, Inc., Enova Systems, Inc., 1560 West 190th Street, Torrance, California 90501, Attention: Chief Financial Officer or by accessing the “Investor Relations” section of our web site (www.enovasystems.com). There have been no material changes during the last fiscal year to the procedures by which security holders may recommend nominees to Enova’s board of directors.

Code of Ethics

Enova Systems has adopted a “Code of Ethics For Officers, Directors, and Employees” consistent with Securities and Exchange Commission (SEC) rules requiring a Code of Ethics and the NYSE Amex rules requiring a Code of Conduct and Ethics. It applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer, and employees. A copy of the Code of Ethics for Officers, Directors, and Employees may be obtained free of charge by writing to Enova Systems, Inc., 1560 West 190th Street, Torrance, California 90501, Attention: Chief Financial Officer or by accessing the “Investor Relations” section of our website (www.enovasystems.com). To the extent required by the rules of the Securities and Exchange Commission (SEC) and the NYSE Amex, we will post on our website any amendments and waivers relating to our code of ethics.

16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of greater than 10% owners of our common stock to file reports of ownership and changes in ownership with the SEC and provide copies to us. Based solely on a review of Section 16 reports and written representations from officers and directors, we believe that during the fiscal year ended December 31, 2008, our officers, directors, and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except: (i) Mr. Staran belatedly reported an April 9, 2008 award of 100,000 options and 75,000 common shares on April 21, 2008 when the due date was April 11, 2008; (ii) Mr. Fenton belatedly reported an April 9, 2008 award of 70,000 options on April 21, 2008 when the due date was April 11, 2008; (iii) Mr. Riddell, a non-executive director, belatedly reported his first quarter stock award of 1,348 shares on April 8, 2008, when it was due on April 2, 2008; (iv) Mr. Micek, a non-executive director, belatedly reported his first quarter stock award of 1,348 shares on April 28, 2008, when it was due on April 2, 2008; (v) each non-executive director, Messrs. Ahlstrom, Currie, Dreyer, Rawlinson, and Wallace, belatedly reported their first quarter stock award of 1,348 shares each on April 4, 2008 when the due date was April 2, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

We currently have two executive officers and one executive officer who resigned in 2008:

Michael Staran.  Please see “Item 10. Directors, Executive Officers and Corporate Governance” above for a biographical discussion of Mr. Staran, our President and Chief Executive Officer

Jarett Fenton.  Please see “Item 10. Directors, Executive Officers and Corporate Governance” above for a biographical discussion of Mr. Fenton, our Chief Financial Officer.

William Frederiksen.  Mr. Frederiksen joined Enova Systems on April 2, 2007 as Chief Engineer and progressed to become Vice President (“VP”) and Chief Operating Officer (“COO”) on June 18, 2008. On December 1, 2008, Mr. Frederiksen resigned from his position as the Company’s VP and COO.

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2008 and 2007:

				Stock	Options	All other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	($)	($)	($)(B)	($)(C)	($)(D)	Total ($)

Michael Staran	2008	$249,653	—	$107,000	—	$51,911	$408,564
Chief Executive Officer	2007	$206,916	$83,000	$81,780	$12,495	$63,351	$447,542
Edwin Riddell(A)	2008	—	—	—	—	—	—
former Chief Executive Officer	2007	$245,286	$83,000	—	$41,166	$119,805	$489,257
Jarett Fenton	2008	$183,007	—	—		$14,379	$197,306
Chief Financial Officer	2007	$148,185	$72,000	$22,650	—	$4,816	$247,651
William Frederiksen	2008	$176,678	—	$6,000		$58,364	$241,042
former Chief Operating Officer	2007	—	—	—	—	—	—

(A)	Mr. Riddell retired as Chief Executive Officer effective August 28, 2007.

(B)	Stock awards issued to employees as compensastion for services are valued at issuance in accordance with FAS 123R.

(C)	Although no options were awarded in 2006 or 2007, the amounts shown are calculated in accordance with SEC rules to reflect previously issued options that vested in 2006 and 2007 as computed in accordance with FAS 123R consistent with the assumptions set forth in Note 12 to the financial statements in this Annual Report on Form 10-K.

(D)	For Mr. Staran, the amount shown attributable to 2008 consists of (i) $35,475 for lease of apartment and related insurance; (ii) $1,490 for apartment utilities; (iii) $729 for auto insurance; (iv) $2,218 value of life insurance premiums paid; and (v) $11,998 in medical insurance premiums. For Mr. Riddell, the amount shown attributable to 2007 consists of (i) $33,885 for lease of apartment and related insurance; (ii) $4,000 for automobile allowance; (iii) $37,266 value of company automobile transferred upon retirement; (iv) $3,978 value of company computer transferred upon retirement; (v) $4,835 relocation expenses from California; (vi) $30,000 accrued vacation pay upon retirement; (vii) $2,217 value of life insurance premiums paid; and (viii) $3,624 in medical insurance premiums paid. For Mr. Fenton, the amount shown attributable to 2008 consists of (i) $2,218 value of life insurance premiums paid; (ii) $4,020 in medical insurance premiums paid; iii) $6,599 in car allowance and (iv) $1,543 in phone charges. For Mr. Frederiksen, the amount attributable to 2008 consists of: (i) $24,000 for lease of apartment; (ii) $17,885 in medical insurance premiums; (iii) $15,833 in severance benefits and (iv) $646 in phone and utilities charges.

Employment Agreement

Michael Staran

Prior to his appointment as Chief Executive Officer, Mr. Staran’s compensation was governed by a letter agreement executed on March 27, 2007 retroactive to January 22, 2007 when he served as Executive Vice President. Pursuant to the letter agreement, Mr. Staran received an annual salary of $190,000, was eligible to participate in the executive bonus program, received health and life insurance benefits, and received living and transportation reimbursements. We also agreed to issue Mr. Staran 5,000 shares of common stock.

Upon his appointment as Chief Executive Officer on August 28, 2007, the Board of Directors increased Mr. Staran’s annual salary from $190,000 to $235,000 retroactive to July 1, 2007 and he was granted 6,000 shares of Enova’s common stock.

Effective February 11, 2008, we entered into an employment agreement with Mr. Staran to provide him an annual salary of $250,000 beginning as of January 1, 2008. On October 29, 2008, Mr. Staran was granted 12,000 shares of Enova’s common stock. Pursuant to the February 11, 2008 employment agreement, we leased a car for Mr. Staran’s use and pay for related expenses. Mr. Staran also is entitled to reimbursement for an apartment at the rate of $2,975 per month. The employment agreement further provides for life, medical and disability benefits and 15 days of annual accrued vacation.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
	Number of Securities	Number of Securities			Number of Shares or	Market Value of
	Underlying	Underlying			Units of Stock That	Shares or Units of Stock
	Unexercised Options	Unexercised Options	Option	Option	Have Not Vested	That Have Not Vested
Name	(#) Exercisable	(#) Unexercisable	Exercise Price	Expiration Date	(#)	($)

Michael Staran	23,000	—	$4.35	9/21/2015	50,000	$20,000.00
	33,333	66,667	$3.81	3/23/2018
Jarett Fenton	23,333	46,667	$3.81	3/23/2018	—	—

Current Equity Incentive Plans

We presently have only one active stock-based compensation plan. The 2006 Equity Compensation Plan authorizes the Compensation Committee to grant stock options and other stock awards to employees and consultants, including executives, and such grants are currently approved by the whole board of directors. The determination of whether option grants are appropriate each year is based upon individual measures established for each individual within the subjective determination of the board of directors. Options are not necessarily granted to each executive during each year. Options granted to executive officers generally vest in conjunction with the attainment of the performance goals of the company. In 2008, Mr. Staran and Mr. Fenton were granted 100,000 stock options and 70,000 stock options, respectively, vesting over three years, with the first tranche vested on December 31, 2008 and each year thereafter.

Change of Control and Retirement Arrangements

The terms of his February 11, 2008 employment agreement, as modified on February 17, 2009, with our current Chief Executive provides that in the event Mr. Staran’s employment is terminated by us without cause, he is entitled to receive as severance (i) three months of health benefits, (ii) his contingent bonus, (iii) 18 months payment of his current base salary on a monthly basis and (iv) a relocation allowance of $20,000. If his duties or responsibilities are materially diminished or if he is assigned duties that are demeaning or otherwise materially inconsistent with the duties then currently performed by him, Mr. Staran will have the right to receive the same severance payment as if his employment had been terminated without cause.

On February 17, 2009, the Board of Directors and entered into a severance agreement with Jarett Fenton, the Chief Financial Officer of Enova. Mr. Fenton’s agreement provides for a 12 month severance provision. In the event that Mr. Fenton’s employment is terminated by Enova without cause, he is entitled to receive as severance three months of health benefits and 12 months payment of his current base salary, to be paid on a monthly basis. If

Mr. Fenton’s duties or responsibilities are materially diminished or he is assigned duties that are demeaning or otherwise materially inconsistent with the duties then currently performed, he will have the right to terminate his agreement and receive the same severance payment as if his employment had been terminated without cause.

Director Compensation

The table below summarizes the total compensation we paid to our Directors for the fiscal year ended December 31, 2008:

				Nonequity
	Fees			Incentive	Nonqualified
	Earned or	Stock		Plan	Deferred	All Other
Non-Executive	Paid in	Awards	Option	Compensation	Compensation	Compensation	Total
Director Name	Cash ($)	($)(C)	Awards ($)	($)	Earnings ($)	($)	($)

Bjorn Ahlstrom	$23,000	$27,000	—	—	—	—	$50,000
Malcolm Currie	$18,000	$27,000	—	—	—	—	$45,000
Donald Dreyer	$4,000	$6,000	—	—	—	—	$10,000
Richard Davies(A)	—	—	—	—	—	—	—
John Micek	$18,000	$27,000	—	—	—	—	$45,000
Anthony Rawlinson(B)	$4,000	$6,000	—	—	—	—	$10,000
Edwin Riddell	$22,000	$27,000	—	—	—	—	$45,000
Roy Roberts	$14,000	$15,000	—	—	—	—	$29,000
John Wallace	$18,000	$27,000	—	—	—	—	$45,000

(A)	Mr. Davies elected not to receive compensation for his services in the year ended December 31, 2008.

(B)	Mr. Rawlison resigned his position as Chairman of the Board effective April 23, 2008.

(C)	Stock awards issued to directors as compensastion for services are valued at issuance in accordance with FAS 123R.

During 2008, we issued, or accrued for issuance, an aggregate of 152,311 shares of common stock to the non-executive board directors. The current provisions of the Board compensation, as effective since the third quarter of 2008, provides that each Director receive quarterly compensation at a flat rate of $5,000 in cash and $7,500 in stock valued as of the closing prices of our common stock on the last day of the quarter in which the meeting is held. The flat rate is not dependent on the amount or type of services performed by the Directors. In addition, compensation paid to members of the Board who serve on our audit committee to provide additional compensation of $2,500 per quarter for the chairman of the audit committee and $1,250 per quarter for other members of the audit committee. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to (a) any person, including their address, known to us to own beneficially more than 5% of our voting securities, (b) equity securities beneficially owned by each of our officers and directors; and (c) equity securities beneficially owned by the current executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC’s Regulation 13D-G. Accordingly, the information below reflects stock options, warrants, and other securities beneficially held by the specified person that may be exercised or converted into common stock within 60 days. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of December 31, 2008 based upon an aggregate of 20,900,758 voting shares from (i) 20,817,053 shares of common stock outstanding and (ii) potential conversion of Series A Preferred Stock and Series B Preferred Stock into 83,705 shares of common stock.

			Percent of Common Stock,
			Series A and Series B Preferred
	Number of Shares of	Percent of	Stock, and Common Stock
Owner	Common Stock	Common Stock	Voting Together

Jagen, Pty., Ltd.(1)	3,222,222	15.6%	15.5%
9 Oxford Street, South Ybarra 3141 Melbourne, Victoria Australia
Shell Asset Management BV(2)	2,152,728	10.4%	10.4%
Sir Winston Churchillaan 366H, 2285 SJ Rijswijk ZH, The Netherlands
J O Hambro Capital Management Group Limited(3)	1,520,000	7.3%	7.3%
Ground Floor, Ryder Court 14 Ryder Street London, United Kingdom SW1Y 6QB
GAM Holdings AG(4)	1,514,275	7.3%	7.3%
Klaustrasse 10 8008 Zurich, Switzerland
Jarett Fenton(6)	28,333	0.1%	0.0%
Michael Staran(7)	101,833	0.5%	0.2%
Bjorn Ahlstrom	43,675	0.2%	0.2%
Malcolm R. Currie	56,343	0.3%	0.3%
Richard Davies(1)(5)	3,222,222	15.6%	0.0%
John J. Micek	34,237	0.2%	0.2%
Roy S. Roberts	23,574	0.1%	0.1%
John R. Wallace	44,267	0.2%	0.2%
Edwin O. Riddell(8)	80,825	0.4%	0.1%
All Officers and Directors as a group	3,635,309	17.4%	1.4%

(1)	Jagen Pty. Ltd. (Jagen) shares beneficial ownership with Jagen’s controlling shareholder, the B. Liberman Family Trust and its trustee, Jagen Nominees, Pty. Ltd. Mr. Davies is Managing Director for Jagen. Boris and Helen Liberman possess ultimate voting and discretionary authority over the shares.

(2)	Based upon a Schedule 13G filed July 31, 2008, Shell Asset Management Company BV manages assets of The Shell Group and its subsidiaries and affiliates, including certain pension plans organized for the benefit of employees of The Shell Group. As such, The Shell Group and such subsidiaries and affiliates, including such pension plans, have the right to the receipt of dividends from, and the proceeds from the sale of, the shares of common stock.

(3)	Based upon a Holding(s) in Company filed on August 19, 2008 via the Regulatory News Service (“RNS”) on the London Stock Exchange.

(4)	Based upon a Schedule 13G/A filed February 11, 2009, GAM Holding AG holds shared voting and investment power with its wholly-owned subsidiaries, GAM International Management Limited (GIML) and GAM London Limited (GAM London) of which GIML is the investment adviser of GAM Global Diversified and GAM London is the investment adviser of SJP GAM Managed-Life, SJP GAM Managed — Pension, SJPI GAM Sterling Managed Fund and SJPI GAM US Dollar Managed Fund.

(5)	Mr. Davies has elected not to receive quarterly compensation for his services as director.

(6)	Includes 23,333 shares of common stock underlying stock options that are exercisable within 60 days.

(7)	Includes 53,333 shares of common stock underlying stock options that are exercisable within 60 days.

(8)	Includes 52,222 shares of common stock underlying stock options that are exercisable within 60 days.

Equity Compensation Plan Information

For the fiscal year ended December 31, 2008, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in November 2006, has a total of 3,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2008:

Number of Securities
	Number of		Remaining Available for
	Securities to be		Future Issuance Under
	Issued upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	623,000	$4.02	2,491,000
Equity compensation plans not approved by security holders	—	—	—
Total	623,000	$4.02	2,491,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the ordinary course of business, we entered into purchase orders with Hyundai Heavy Industries (HHI), which until August 1, 2007, constituted a greater than 5% beneficial owner of our shares of common stock. During 2007, we purchased $1,952,782 of components, materials and services from HHI. We believe the purchases were made on terms and conditions equal to or better than our standard commercial terms with other vendors.

Since December 2005, we have utilized Momentum Studios to provide information technology and general marketing services, including website design and trade show support. Momentum Studios is owned by the son and daughter-in-law of our current director and former Chief Executive Officer, Edwin Riddell. During 2008 and 2007, we paid consulting fees and expenses of $111,000 and $179,857 to Momentum Studios. The Board approved the scope of work with Momentum Studios in 2007 and determined that the costs of Momentum Studios were equivalent to market rates being charged by comparably experienced companies in the field.

Currently the Company does not have written policies and procedures for the review, approval or ratification of related person transactions. However, given the Company’s small size, senior management and the audit committee or the board of directors is able to review all transactions consistent with applicable securities rules governing Company transactions and proposed transactions exceeding $120,000 in which a related person has a direct or indirect material interest. Currently the Board of Directors reviews related person transactions and has approval authority with respect to whether a related person transaction is within the Company’s best interest.

Independence of Board of Directors and its Committees

The Board of Directors currently consists of eight directors. The minimum and maximum number of Directors under our Bylaws is six and nine members. The Board has fixed its current size at eight members.

The Board of Directors has determined that at least 50% of its members are “independent” within the meaning of NYSE Amex rules as applicable to a smaller reporting company. Specifically, Messrs. Ahlstrom, Currie, Davies, Micek, Roberts and Wallace are independent.

Audit Committee.  The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.. The current members of this committee are Messrs. Micek (Chair), Ahlstrom, and Roberts. Although there presently are three members of the Audit Committee, NYSE Amex rules permit us, as a smaller reporting company, to have only two members of the audit committee. The Board has determined that the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE Amex.

Compensation Committee.  The Board of Directors has established a Compensation Committee. The current members of this committee are Messrs. Currie (Chair), Davies and Wallace. The Board has determined that Messrs. Currie, Davies and Wallace are “independent” members of the Compensation Committee under the rules of the NYSE Amex.

Nominating and Governance Committee.  The Board of Directors has established a Nominating and Governance Committee. The current members of this committee are Messrs. Davies, Riddell, Roberts and Wallace. The Board has determined that Messrs. Davies, Roberts and Wallace are “independent” members of the Nomination Committee under the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PMB Helin Donovan LLP served as our registered independent auditor for the most recently completed fiscal year, and has served in that role since its appointment by the Audit Committee on January 31, 2007.

Pre-Approval of Audit and Permissible Non-Audit Services

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

Audit Fees

The following table sets forth the aggregate fees billed or to be billed by our principal accountant for the following services for the years ended December 31, 2008 and 2007:

	2008	2007

Audit Fees	$212,000	$236,000
Audit-Related Fees	—	—
Tax Fees	$10,000	$9,800
All Other Fees	—	—
Total	$232,000	$250,000

The tax fees above were pre-approved by our Audit Committee as appropriate, which concluded that the provision of such services by PMB Helin Donovan was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements filed as a part of this report are included in Item 8 of this report.

(a)	2. Financial Statement Schedule

No financial statement schedules are filed as a part of this report.

(a)	3. Exhibits

Exhibit #	Description

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.2	Our Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the three month period ending June 30, 2008, as filed on August 14, 2008)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, as filed on August 15, 2005)
10.2	Form of Security Agreement entered into May 31, 1995 between us and Credit Managers Association of California, Trustee (incorporated by reference to Exhibit 10.65 of our Quarterly Report on Form 10-Q for the period ended April 30, 1996, as filed on June 14, 1996)
10.3	Commercial Promissory Note dated October 10, 2007 between us and Union Bank of California (incorporated by reference to Exhibit 10.3 of our Annual Report Form 10-K for the period ended December 31 2007, as filed on March 26, 2008)
10.4	Placing Agreement in connection with an application to join AIM dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.28 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.5	Agreement relating to the appointment of a Nominated Adviser and Broker dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.29 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.6	Placing Agreement dated July 25, 2007 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed August 7, 2007)
10.7	Facility Lease Agreement entered into October 17, 2007 between us and Sunshine Distribution L.P., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 23, 2007)
10.8	Employment Contract entered into May 1, 2005 between us and Edwin Riddell, formerly our President and Chief Executive Officer (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the period ended March 31, 2005, as filed May 16, 2005)+
10.9	Retirement Agreement and Limited Release entered into July 12, 2007 between us and Edwin Riddell, formerly our Chief Executive Officer and President (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed July 16, 2007)+
10.10	Letter Agreement entered into March 13, 2006 between us and Corinne Bertrand, formerly our Chief Financial Officer (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2006, as filed August 11, 2006)+
10.11	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+
10.12	Letter Agreement entered into March 27, 2007 between us and Michael Staran, Executive Vice President and currently our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 4, 2007)+
10.13	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K/A filed April 4, 2008)

Exhibit #	Description

10.14	Securities Purchase Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2008)
10.15	Registration Rights Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 24, 2008)
10.16	Supply Agreement with Navistar , Inc. entered into May 16, 2008 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the three month period ending July 30, 2008, as filed on August 14, 2008) #
23.1	Consent of PMB Helin Donovan*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ Michael Staran
Michael Staran,
Chief Executive Officer & President

Dated: March 31, 2009

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

Signature	Title	Date

/s/ Michael Staran Michael Staran	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 31, 2009

/s/ Jarett Fenton Jarett Fenton	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ John R. Wallace John R. Wallace	Director, Chairman of the Board	March 31, 2009

/s/ Bjorn Ahlstrom Bjorn Ahlstrom	Director	March 31, 2009

/s/ Malcolm Currie Malcolm Currie	Director	March 31, 2009

/s/ Richard Davies Richard Davies	Director	March 31, 2009

/s/ John Micek John Micek	Director	March 31, 2009

/s/ Roy Roberts Roy Roberts	Director	March 31, 2009

/s/ Edwin Riddell Edwin Riddell	Director	March 31, 2009