Form 10-Q
period 2009-03-31
ENOVA SYSTEMS INC
filed 2009-05-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2009, there were 20,896,624 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,090,000	$5,324,000
Short term investments	2,000,000	2,000,000
Accounts receivable, net	719,000	808,000
Inventories and supplies, net	7,350,000	7,649,000
Prepaid expenses and other current assets	173,000	215,000

Total current assets	14,332,000	15,996,000
Property and equipment, net	1,714,000	1,829,000
Investment in non-consolidated joint venture	1,342,000	1,352,000
Intangible assets, net	64,000	65,000

Total assets	$17,452,000	$19,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$562,000	$592,000
Deferred revenues	51,000	—
Accrued payroll and related expenses	273,000	295,000
Other accrued liabilities	1,434,000	1,859,000
Current portion of notes payable	93,000	98,000

Total current liabilities	2,413,000	2,844,000
Accrued interest payable	1,013,000	992,000
Notes payable, net of current portion	1,290,000	1,263,000

Total liabilities	4,716,000	5,099,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2009 and December 31, 2008	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2009 and December 31, 2008	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 20,897,000 and 20,817,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	134,378,000	134,233,000
Additional paid-in capital	8,053,000	7,949,000
Accumulated deficit	(131,319,000)	(129,663,000)

Total stockholders’ equity	12,736,000	14,143,000

Total liabilities and stockholders’ equity	$17,452,000	$19,242,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Revenues	$688,000	$2,278,000
Cost of revenues	579,000	2,442,000

Gross profit (loss)	109,000	(164,000)

Operating expenses
Research and development	254,000	628,000
Selling, general & administrative	1,495,000	1,914,000

Total operating expenses	1,749,000	2,542,000

Operating loss	(1,640,000)	(2,706,000)

Other income and (expense)
Interest and other income (expense)	(6,000)	85,000
Equity in losses of non-consolidated joint venture	(10,000)	(52,000)

Total other income (expense)	(16,000)	33,000

Net loss	$(1,656,000)	$(2,673,000)

Basic and diluted loss per share	$(0.08)	$(0.16)

Weighted average number of common shares outstanding	20,845,000	17,162,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,656,000)	$(2,673,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,000	105,000
Loss on asset disposal	2,000	1,000
Inventory reserve	61,000	—
Equity in losses of non-consolidated joint venture	10,000	52,000
Issuance of common stock for director services	45,000	43,000
Issuance of common stock for employee services	100,000	—
Stock option expense	104,000	89,000
(Increase) decrease in:
Accounts receivable	89,000	1,585,000
Inventory and supplies	238,000	(3,245,000)
Prepaid expenses and other current assets	42,000	(282,000)
Increase (decrease) in:
Accounts payable	(30,000)	299,000
Deferred revenues	51,000	1,000
Accrued payroll and related expense	(22,000)	(306,000)
Accrued liabilities	(425,000)	1,706,000
Accrued interest payable	21,000	33,000

Net cash used in operating activities	(1,212,000)	(2,592,000)

Cash flows from investing activities:
Purchases of property and equipment	(6,000)	(1,250,000)

Net cash used in investing activities	(6,000)	(1,250,000)

Cash flows from financing activities:
Payments on notes payable	(16,000)	(14,000)

Net cash used in financing activities	(16,000)	(14,000)

Net decrease in cash and cash equivalents	(1,234,000)	(3,856,000)
Cash and cash equivalents, beginning of period	5,324,000	10,485,000

Cash and cash equivalents, end of period	$4,090,000	$6,629,000

Supplemental disclosure of cash flow information
Interest paid	$1,000	$3,000

Assets acquired through financing arrangements	$38,000	—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three months ended March 31, 2009 and 2008
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
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of and for the three months ended March 31, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year then ended.
     Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or stockholders’ equity.
Fair Value of Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short maturity of these instruments. Short-term investments consist of certificates of deposits. The carrying value of all other financial instruments is representative of their fair values. The recorded values of notes payable and long-term debt approximate their fair values as interest rates approximate market rates.
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
     Collectibility is Reasonably Assured — The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis. Additionally, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), amounts received upfront for engineering or development fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company to provide on-going services or performance. All amounts received under collaborative research agreements or research and development contracts are nonrefundable, regardless of the success of the underlying research.
     Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of Issue 00-21 to multiple element agreements.
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
Stock Based Compensation
     The Company calculates stock-based compensation expense in accordance with SFAS No. 123 revised, “Share-Based Payment” (“SFAS 123(R)”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, to be based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) related to SFAS 123(R). The Company applied the provisions of SAB 107 in adopting SFAS
123(R).
     See Note 9 — Stock Based Compensation Plans for further information on stock-based compensation expense.
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31,	December 31,
	2009	2008
Raw Materials	$7,066,000	$7,114,000
Work In Progress	429,000	391,000
Finished Goods	819,000	1,047,000
Reserve for Obsolescence	(964,000)	(903,000)

Total	$7,350,000	$7,649,000

4. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	March 31,	December 31,
	2009	2008
Accrued Inventory Received	$598,000	$743,000
Accrued Professional Services	298,000	571,000
Accrued Warranty	538,000	545,000

Total	$1,434,000	$1,859,000

4. Property and Equipment
     Property and equipment consisted of the following at:

	March 31, 2009	December 31, 2008
Computers and software	$528,000	$598,000
Machinery and equipment	1,050,000	1,470,000
Furniture and office equipment	98,000	107,000
Demonstration vehicles and buses	384,000	346,000
Leasehold improvements	1,348,000	1,348,000

	3,408,000	3,869,000
Less accumulated depreciation	(1,694,000)	(2,040,000)

Total	$1,714,000	$1,829,000

     Depreciation expense was $155,000 and $104,000 for the three months ended March 31, 2009 and 2008, respectively.
     During the current quarter, the Company made an evaluation of fixed asset records that resulted in the disposal of obsolete production equipment, computers and furniture totaling approximately $504,000 with accumulated depreciation of approximately $502,000 that were no longer being utilized in our operations.
5. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	March 31,	December 31,
	2009	2008
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (8.25% as of March 31, 2009), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	19,000	27,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	10,000	14,000
Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	14,000	15,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	25,000	27,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	37,000	—

	1,383,000	1,361,000
Less current portion	(93,000)	(98,000)

Long-term portion	$1,290,000	$1,263,000

     As of March 31, 2009 and December 31, 2008, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $996,000 and $976,000, respectively.
6. Revolving Credit Agreement
     In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As March 31, 2009, the Company had $1,800,000 million available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.

7. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the three months ended March 31, 2009 and 2008:

	2009	2008
Beginning balance	$14,143,000	$14,177,000
Increase in additional paid-in-capital for stock-based compensation	104,000	89,000
Increase in common stock for issuances of common shares to directors	45,000	43,000
Increase in common stock for issuances of common shares to employees	100,000	—
Net loss	(1,656,000)	(2,673,000)

End balance	$12,736,000	$11,636,000

8. Related Party Transactions
     During the three months ended March 31, 2009 and March 31, 2008, the Company purchased $0 and $609,000, respectively, in components materials or services from Hyundai Heavy Industries (HHI), a related party. The Company had an outstanding balance owed to HHI of approximately $40,000 and $548,000 at March 31, 2009 and 2008, respectively.
9. Subsequent Events
Dissolution of Joint Venture — Hyundai-Enova Innovative Technology Center
     On April 6, 2009, Enova Systems Inc. and Hyundai Heavy Industries of Korea (“HHI”) agreed to dissolve their 60/40 joint venture, Hyundai-Enova Innovative Technology Center, Inc. (“ITC”), by mutual agreement based on their evaluation of the joint venture and its business relationship to each of Enova and HHI. ITC was originally established in 2003 as a technical center for specified products with Enova as the commercial manager, ITC as the engineering and development venture and HHI as the primary components supplier.
     In connection with the dissolution of ITC, Enova, HHI and ITC entered into a Joint Venture Dissolution and Termination Agreement, effective as of April 6, 2009 (the “Dissolution Agreement”), pursuant to which, among other things, the parties terminated each of: (a) the Joint Venture Agreement between Enova and HHI, (b) the License and Technology Transfer Agreement between HHI and ITC (and all amendments and modifications thereto), (c) the License Transfer Agreement between Enova and ITC (and all amendments and modifications thereto), (d) the Manufacturing and Sales Agreement between Enova, HHI and ITC (and all amendments and modifications thereto), (e) the Manufacturing and Sales Agreement between HHI and ITC (and all amendments and modifications thereto) and (f) the License Agreement among U.S. Electricar, Inc., Hyundai Motor Company, and Hyundai Electronics Co., Ltd. (and all amendments and modifications thereto). The Dissolution Agreement also provided that the parties would cause ITC to purchase the shares of ITC held by Enova and that ITC would pay HHI the sum of $1,196,879 to settle certain open purchase orders which Enova had placed with HHI for electrical components and other miscellaneous items specified in the Dissolution Agreement.
     In addition, the Dissolution Agreement required Enova and ITC to enter into a Stock Purchase Agreement, dated as of April 6, 2009. Pursuant to the Stock Purchase Agreement, ITC re-purchased the 2,000,000 shares of common stock of ITC owned by Enova, which represented 40% of the issued shares of ITC, for a purchase price of $1,334,097. From the purchase amount of its equity share, Enova received from ITC a cash payment of $137,218 and, as was agreed under the Dissolution Agreement, the amount of $1,196,879 was paid to HHI for future delivery to Enova of electrical component inventory that will become part of salable systems and settlement of other miscellaneous items. As a result, HHI held, as of immediately subsequent to such transactions, 100% of the outstanding shares of ITC.
      HHI continues to be a key strategic supplier of components for Enova, including electric drive motors and control electronic units that are manufactured using Enova specifications.

10. Stock Options
     Stock Option Program Description
     As of March 31, 2009, the Company had one equity compensation plan, the 2006 Equity Compensation Plan (the “2006 Plan”). The 1996 Stock Option Plan (“the 1996 Plan”) has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 2,411,000 shares were available for grant as of March 31, 2009. All stock options have terms of between five and ten year and generally vest and become fully exercisable from one to three years from the date of grant. As of March 31, 2009, the Company had 704,000 options outstanding which were comprised of issuances under the 1996 Plan and the 2006 Plan of 97,000 and 607,000, respectively.
     Quarter ended March 31, 2009
     In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was $104,000 for the three months ended March 31, 2009.
Share-based compensation expense reduced the Company’s results of operations as follows:

	For the three months ended
	March 31,	March 31,
	2009	2008
Income from continuing operations before income taxes	$104,000	$89,000
Income from continuing operations after income taxes	$104,000	$89,000
Cash flows from operations	$104,000	$89,000
Cash flows from financing activities	$—	$—
Basic and Diluted EPS	$—	$—
     As of March 31, 2009, the total compensation cost related to non-vested awards not yet recognized is $830,000. The weighted average period over which the future compensation cost is expected to be recognized is 24 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2009 of $0.97 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on March 31, 2009. This amount will change based on the fair market value of the Company’s stock.

			Weighted Average
			Remaining
	Number of Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2008	623,000	$4.02	7.09	$—
Granted	150,000	$0.21	9.95	$114,000
Exercised	—	$—	—	$—
Forfeited	(69,000)	$4.00	—	$—

Outstanding at March 31, 2009	704,000	$3.21	7.49	$114,000

Exercisable at March 31, 2009	373,000	$3.93	5.82	$14,000

     The weighted-average remaining contractual life of the options outstanding at March 31, 2009 was 7.49 years. The exercise prices of the options outstanding at March 31, 2009 ranged from $0.21 to $4.95. Options exercisable were 373,000 and 387,000 at March 31, 2009 and December 31, 2008, respectively. The grant-date fair value of options granted during the three months ended March 31, 2009 was $0.19. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     The fair values of all stock options granted during the three months ended March 31, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended
	March 31,
	2009	2008
Expected life (in years)	3	4
Average risk-free interest rate	2%	3%
Expected volatility	194%	111%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%
     The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
11. Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company does not expect SFAS 141R will have an impact on its financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows.
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
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value. Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a significant impact on its financial position, cash flows and results of operations.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Companies are required to adopt the new standard to be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As the Company does not hold any derivative instruments, the adoption of SFAS 161 did not have a significant impact on its financial position, results of operations or cash flows.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP 142-3 did not have a significant impact on the Company’s financial position, results of operations or cash flows.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.
Guidance on Fair Value Measurements and Impairments
     In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which the Company intends to adopt from the second quarter of 2009. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. It reaffirms the objectives of SFAS 157 that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (i.e. not a forced liquidation or distressed sale) between market participants at the date of the financial statements under current market conditions.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Disclosures about Fair Value of Financial Instruments”, which the Company intends to adopt from the second quarter of 2009. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, which the Company intends to adopt from the second quarter of 2009. This FSP establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
     The adoption of these three FASB Staff Positions concerning fair value measurements and impairments is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2008.
     The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
Overview
     Enova believes it is a leader in the development and production of proprietary, commercial digital power management systems for transportation vehicles and stationary power generation systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Electric drive systems are comprised of an electric motor, an electronics control unit, a gear unit and batteries which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. Our hybrid systems can alternatively utilize a hydrogen fuel cell or a microturbine as a power source to recharge the battery system. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements.
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
Recent Developments
     In April 2009, Enova submitted a loan and grant application to the U.S. Department of Energy Advanced Technology Vehicles Manufacturing (ATVM) Loan Program under Section 136 of the Energy Independence and Security Act of 2007. Enova is applying for the funding of a light duty drive system with the goal of commercialization of the associated components. The ATVM Loan Program provides loans to automobile and automobile part manufacturers for the cost of equipping, expanding, or establishing manufacturing facilities in the United States to produce light-duty vehicles and components for such vehicles which provide targeted improvements in fuel economy performance beyond certain specified levels. Section 136 also provides that grants and loans may cover engineering integration costs associated with such projects.
     As part of the American Recovery and Reinvestment Act of 2009, the U.S. Department of Energy also announced funding opportunities in the form of cost-share grants for supporting the construction of U.S. based manufacturing plants to produce batteries, electric drive components, and to establish development, demonstration, evaluation, and education projects to accelerate the market introduction and penetration of advanced electric drive vehicles. These grants carry potential awards ranging from $20 million through $100 million for each winning grant. Enova is currently exploring opportunities opened up by the issuance of these grants with vehicle original equipment manufacturers (“OEMs”).
     The California Air Resources Board (“CARB”) through AB 118, recently highlighted in a meeting notice that a $25 million voucher incentive program would be implemented to “accelerate the deployment of about 1,000 hybrid trucks and buses in California.” CARB also announced an advanced technology demonstration project of $3 million for “transit and school buses.” Enova believes these programs will lower the acquisition cost of a hybrid school bus for our California customers and create another funding opportunity for our current initiatives in the hybrid school bus market.
     In April 2009, our customer Navistar (International Truck and Engine, IC Corporation) was selected to receive a cost-shared award of up to $10 million under the Department of Energy Plug-in Hybrid Electric Vehicle (PHEV) Technology Acceleration and Deployment Activity program to develop and deploy 60 plug-in electric hybrid school buses, including engine-off all-electric drive capability. This will result in a greatly improved value proposition for customers. Navistar has also finalized several sales incentive programs, including a universal extended warranty of up to 12 years in certain targeted markets and dedicated funding specialists to pursue product funding and tax incentives for dealers and customers.
     Throughout the first quarter of 2009, we continued to host and visit potential as well as existing customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. We continue to mature these relationships, as we believe they will eventually lead to viable business relationships.
     Enova has incurred significant operating losses in the past. As of March 31, 2009, we had an accumulated deficit of approximately $131.3 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will continue to improve, especially in light of government policies being implemented in the United States, the United Kingdom and China regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with various parties may result in production contracts during 2009 and beyond, there are no assurances that such additional agreements will be realized.

     During the first quarter of 2009, we continued to develop and produce electric and hybrid electric drive systems and components for First Auto Works of China, Navistar, the US Military, United Kingdom bus manufacturers including Tanfield Engineering Systems, Optare UK Limited and Wright Bus, as well as several other domestic and international vehicle and bus manufacturers. We also were successful in introducing our technology to Canadian manufacturer REV Technologies, Inc. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
     On March 4, 2009, the Company achieved its certification for ISO 9001:2000 for Quality and ISO 14001 for Environmental Management over its operational and manufacturing processes. In order to receive ISO certifications for quality and environmental management systems, an organization must demonstrate operating systems and procedures for managing its processes to consistently turn out products and services that meet customer and regulatory requirements, as well as identify and control the environmental impact of its activities, products or services.
Critical Accounting Policies
     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2008.
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

RESULTS OF OPERATIONS
First Quarter of Fiscal 2009 vs. First Quarter of Fiscal 2008

	For the Three Months Ended			As a % of Revenues
	March 31,			March 31,
	2009	2008	% Change	2009	2008
Revenues	$688,000	$2,278,000	-70%	100%	100%
Cost of revenues	579,000	2,442,000	-76%	84%	107%

Gross profit (loss)	109,000	(164,000)	+166%	16%	-7%

Operating expenses
Research and development	254,000	628,000	-60%	37%	28%
Selling, general & administrative	1,495,000	1,914,000	-22%	217%	84%

Total operating expenses	1,749,000	2,542,000	-31%	254%	112%

Operating loss	(1,640,000)	(2,706,000)	+39%	-238%	-119%

Other income and (expense)
Interest and other income (expense)	(6,000)	85,000	-107%	-1%	4%
Equity in losses of non-consolidated joint venture	(10,000)	(52,000)	+81%	-1%	-2%

Total other income (expense)	(16,000)	33,000	-148%	-2%	1%

Net loss	$(1,656,000)	$(2,673,000)	+38%	-241%	-117%

     The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Net revenues decreased by $1,590,000 or 70% for the three months ended March 31, 2009 to $688,000 as compared to $2,278,000 for the corresponding period in 2008. Revenues in the current year were derived primarily from fulfillment of orders from FAW, Navistar, HCATT and Tanfield. The prior year period benefited from large volume sales of our hybrid systems to Tanfield. We continue to improve the awareness of our product and service offerings with customers in part because of our past research and development results as well as our production efforts. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues, which consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products, decreased by $1,863,000, or 76%, from $2,442,000 for the three months ended March 31, 2008 to $579,000 for the three months ended March 31, 2009. Cost of revenues for the three months ended March 31, 2009 and the same period in 2008 were solely attributed to the production cost of revenues. The decrease in production costs is primarily attributable to lower sales, but we have also improved manufacturing and inventory processes that resulted in tighter control over production costs.
     Gross Margin. Gross margin improved to a profit of $109,000 for the three months ended March 31, 2009 from a loss of $164,000 in the same period in 2008. As a percentage of total net revenues, gross margins increased for the three months ended March 31, 2009 to a positive 16% from a negative 7% for the same period in 2008. The improvement in gross margin is attributable to our focus on key customer production contracts, maturity of our supply chain, and manufacturing efficiencies gained through reorganizing our production line in our new facility. We expect to take continued benefit from these initiatives in the future although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). Internal research, development and engineering expenses decreased $374,000 or 60% in the three months ended March 31, 2009 to $254,000 from $628,000 for the same period in 2008. Compared to 2009, R&D costs were higher in the first three months of 2008 due to expenditures to complete the development of our wireless tracking module, a one-time costs incurred for a dynamometer testing of our hybrid system and a higher level of development resources expended for non-core projects. In the first three months of 2009, development efforts for upgrades to our motor control unit, post transmission parallel hybrid drive system and engine off capability, as well as testing of new battery technologies, accounted for a significant portion of our internal research and development costs. We also continued to allocate necessary resources to the development of upgraded proprietary control software, enhanced DC-DC converters and digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses decreased $419,000 or 22% for the three months ended March 31, 2009 to $1,494,000 from $1,914,000 for the same period in 2008. The Company implemented a series of cost savings measures in response to the severe sales environment, including reducing employee headcount by over 50% from the 2008 peak, eliminating outside IT and marketing consultants and placing restrictions on purchasing. In addition, the Company incurred approximately $300,000 from internal labor and other costs in the first three months of 2008 due to the move to our new manufacturing facility.
     Interest and Other Income (Expense). Interest and Other Income (Expense) decreased $49,000, or -148% in the three months ended March 31, 2009 to minus $16,000 from $33,000 for the same period in 2008. Interest income decreased as a result of the Company having a smaller average cash balance and lower interest rates for the comparable periods in 2009 and 2008. In addition, we incurred miscellaneous losses of approximately $30,000.
     Net Loss. Net loss decreased by $1,017,000 or 38% for the three months ended March 31, 2009 to $1,656,000 from $2,673,000 for the same period in 2008. The decrease was due to improved profitability on sales and reduction in both S, G & A and internal research and development expenses in response to the current severe operating environment.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10K for 2008. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to S, G, & A, research and development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or develop and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2008 and three months ended March 31, 2009 were financed by product sales and equity issuances as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000. The Credit Agreement is secured by a $2,000,000 certificate of deposit. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The Credit Agreement expires on June 30, 2009. As of March 31, 2009, the Company had $1,800,000 million available under the terms of the Credit Agreement as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California. We anticipate that the credit facility will be renewed with similar terms as the existing facility.
     Net cash used in operating activities was $1,212,000 for the first three months ended March 31, 2009 compared to $2,592,000 for the three months ended March 31, 2008. Cash used in operations in the first three months of 2009 compared to 2008 decreased due to lower personnel and administrative costs. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for director and employee services. We continued to conserve cash resources through reductions in employee headcount and restrictions on administration and operating expenditures. As of March 31, 2009, the Company had $4,090,000 of cash and cash equivalents.
     Net cash used in investing activities was $6,000 for the first three months of 2009 compared to net cash used of $1,250,000 in the first three months of 2008. Cash used in investing activities in the first three months of 2008 was solely attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility.

     Net cash used in financing activities totaled $16,000 for the first three months of 2009, compared to net cash used of $14,000 for the first three months of 2008. The changes between periods were considered nominal.
     As of March 31, 2009, accounts receivable was $719,000, an 11% decrease from the balance at December 31, 2008 (net of write-offs) of $808,000. The decrease reflects normal collections of sales from the fourth quarter of 2008 and outstanding balances from sales in the first quarter of 2009.
     Inventory decreased by $299,000 when comparing the balances at March 31, 2009 and December 31, 2008, which represents a 4% decrease in the inventory balance between the two periods. The decrease resulted from inventory usage due to sales and research activities during the first quarter of 2009 and an increase in the inventory reserve in the amount of $61,000.
     Prepaid expenses and other current assets decreased by net $42,000, or 20%, at March 31, 2009 from the December 31, 2008 balance of $215,000. The changes between periods were considered nominal.
     Property and equipment decreased by $115,000, net of depreciation and write-offs, at March 31, 2009, when compared to the December 31, 2008 balance of $1,829,000. In the first quarter of 2009, the Company recognized depreciation expense of $157,000 and recorded purchases of fixed assets totaling $44,000, which included the purchase of one test vehicle.
     Investment in a non-consolidated joint venture decreased by $10,000 in the first three months of 2009 from a balance of $1,352,000 at December 31, 2008, reflecting the pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). Hyundai Heavy Industries, Enova and ITC mutually agreed to the dissolution of ITC, which was completed on April 6, 2009.
     Accounts payable decreased in the first quarter of 2009 by $30,000 to $562,000 from $592,000 at December 31, 2008. The changes between periods were considered nominal.
     Deferred revenues increased at March 31, 2009 to $51,000 from a zero balance at the December 31, 2008. This balance is expected to be realized into revenue in the second quarter of 2009 and is predominantly associated with a prepayment on a purchase order from Tanfield.
     Accrued payroll and related expense decreased by $22,000, or 7%, to $273,000 at March 31, 2009 compared to a balance of $295,000 at December 31, 2008. The changes between periods were considered nominal.
     Other accrued liabilities decreased by $425,000, or 23%, to $1,434,000 at March 31, 2009 from the balance of $1,859,000 at December 31, 2008, primarily due to payments for accrued professional and vendor services, as well as accruals for un-invoiced inventory purchases.
     Accrued interest payable was $1,013,000 at March 31, 2009, an increase of 2% from a balance of $992,000 at December 31, 2008. The increase is due to interest related to our debt instruments, primarily the secured note payable to the Credit Managers Association of California of $1,238,000.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     None.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures which are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of March 31, 2009.
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
     During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     a) Exhibits

10.1	Stock Purchase Agreement entered into April 6, 2009 between Enova and Hyundai-Enova Innovative Technology Center (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 10, 2009)

10.2	Joint Venture Dissolution and Termination Agreement entered into April 6, 2009 between Enova, Hyundai Heavy Industries and Hyundai-Enova Innovative Technology Center (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed April 10, 2009)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 13, 2009

ENOVA SYSTEMS, INC. (Registrant)
/s/ Jarett Fenton
By: Jarett Fenton, Chief Financial Officer