Form 10-Q
period 2009-06-30
ENOVA SYSTEMS INC
filed 2009-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2009
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
     As of July 31, 2009, there were 20,960,908 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,443,000	$5,324,000
Short term investments	200,000	2,000,000
Accounts receivable, net	418,000	808,000
Inventories and supplies, net	8,015,000	7,649,000
Prepaid expenses and other current assets	343,000	215,000

Total current assets	14,419,000	15,996,000
Property and equipment, net	1,647,000	1,829,000
Investment in non-consolidated joint venture	—	1,352,000
Intangible assets, net	63,000	65,000

Total assets	$16,129,000	$19,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$849,000	$592,000
Deferred revenues	670,000	—
Accrued payroll and related expenses	226,000	295,000
Other accrued liabilities	1,089,000	1,859,000
Current portion of notes payable	81,000	98,000

Total current liabilities	2,915,000	2,844,000
Accrued interest payable	1,033,000	992,000
Notes payable, net of current portion	1,284,000	1,263,000

Total liabilities	5,232,000	5,099,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2009 and December 31, 2008	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2009 and December 31, 2008	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 20,961,000 and 20,817,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	134,447,000	134,233,000
Additional paid-in capital	8,179,000	7,949,000
Accumulated deficit	(133,353,000)	(129,663,000)

Total stockholders’ equity	10,897,000	14,143,000

Total liabilities and stockholders’ equity	$16,129,000	$19,242,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$576,000	$3,370,000	$1,264,000	$5,648,000
Cost of revenues	613,000	3,736,000	1,192,000	6,178,000

Gross profit (loss)	(37,000)	(366,000)	72,000	(530,000)
Operating expenses
Research and development	335,000	712,000	589,000	1,340,000
Selling, general & administrative	1,570,000	1,935,000	3,065,000	3,849,000

Total operating expenses	1,905,000	2,647,000	3,654,000	5,189,000

Gross operating loss	(1,942,000)	(3,013,000)	(3,582,000)	(5,719,000)

Other income and (expense)
Interest and other income (expense)	(98,000)	69,000	(104,000)	154,000
Gain (loss) from non-consolidated joint venture	6,000	(6,000)	(4,000)	(58,000)

Total other income (expense)	(92,000)	63,000	(108,000)	96,000

Net loss	$(2,034,000)	$(2,950,000)	$(3,690,000)	$(5,623,000)

Basic and diluted loss per share	$(0.10)	$(0.15)	$(0.18)	$(0.30)

Weighted average number of shares outstanding	20,896,000	20,054,000	20,871,000	18,623,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,690,000)	$(5,623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	—	70,000
Inventory reserve	240,000	—
Depreciation and amortization	318,000	261,000
Loss (gain) on asset disposal	3,000	(6,000)
Equity in losses of non-consolidated joint venture	10,000	58,000
Gain from dissolution of non-consolidated joint venture	(6,000)	—
Issuance of common stock for director services	90,000	84,000
Issuance of common stock for employee services	124,000	21,000
Stock option expense	230,000	273,000
(Increase) decrease in:
Accounts receivable	380,000	98,000
Inventory and supplies	469,000	(3,190,000)
Prepaid expenses and other current assets	(24,000)	156,000
Increase (decrease) in:
Accounts payable	334,000	(228,000)
Deferred revenues	670,000	(67,000)
Accrued payroll and related expense	(69,000)	(364,000)
Accrued liabilities	(805,000)	290,000
Accrued interest payable	41,000	59,000

Net cash used in operating activities	(1,685,000)	(8,108,000)

Cash flows from investing activities:
Purchases of short-term investments	(200,000)	(2,000,000)
Maturities of short-term investments	2,000,000	—
Proceeds from dissolution of non-consolidated joint venture	137,000	—
Purchases of property and equipment	(100,000)	(1,411,000)

Net cash provided by (used in) investing activities	1,837,000	(3,411,000)

Cash flows from financing activities:
Payments on notes payable	(33,000)	(27,000)
Net cash proceeds from the sale of common stock	—	12,024,000

Net cash provided by (used in) financing activities	(33,000)	11,997,000

Net increase (decrease) in cash and cash equivalents	119,000	478,000
Cash and cash equivalents, beginning of period	5,324,000	10,485,000

Cash and cash equivalents, end of period	$5,443,000	$10,963,000

Supplemental disclosure of cash flow information:
Interest paid	$4,000	$5,000

Assets acquired through financing arrangements	$38,000	$—

Net assets acquired in exchange for Enova’s interest in joint venture:
Inventory	$1,075,000	$—

Prepaid expenses and other current assets	$104,000	$—

Reduction of related party payable, net of receivable	$32,000	$—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three and Six months ended June 30, 2009 and 2008
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
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of and for the six months ended June 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Fair Value of Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturity of these instruments. Short-term investments consist of certificates of deposits. The carrying value of all other financial instruments is representative of their fair values. The recorded values of notes payable and long-term debt approximate their fair values as interest rates approximate market rates.
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
     See Note 10 — Stock Options for further information on stock-based compensation expense.
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	June 30,	December 31,
	2009	2008
Raw Materials	$7,716,000	$7,114,000
Work In Progress	320,000	391,000
Finished Goods	747,000	1,047,000
Reserve for Obsolescence	(768,000)	(903,000)

Total	$8,015,000	$7,649,000

4. Property and Equipment
     Property and equipment consisted of the following at:

	June 30, 2009	December 31, 2008
Computers and software	$550,000	$598,000
Machinery and equipment	959,000	1,470,000
Furniture and office equipment	98,000	107,000
Demonstration vehicles and buses	485,000	346,000
Leasehold improvements	1,348,000	1,348,000

	3,440,000	3,869,000
Less accumulated depreciation	(1,793,000)	(2,040,000)

Total	$1,647,000	$1,829,000

     Depreciation expense was $316,000 and $259,000 for the six months ended June 30, 2009 and 2008, respectively.
     During the first half of this year, the Company made an evaluation of fixed asset records that resulted in the disposal of obsolete production equipment, computers and furniture totaling approximately $566,000 with accumulated depreciation of approximately $563,000 that were no longer being utilized in our operations.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	June 30,	December 31,
	2009	2008
Accrued Inventory Received	$389,000	$743,000
Accrued Professional Services	170,000	571,000
Accrued Warranty	530,000	545,000

Total	$1,089,000	$1,859,000

6. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	June 30,	December 31,
	2009	2008
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of June 30, 2009), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	10,000	27,000
Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	7,000	14,000
Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	12,000	15,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	23,000	27,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	35,000	—

	1,365,000	1,361,000
Less current portion	(81,000)	(98,000)

Long-term portion	$1,284,000	$1,263,000

     As of June 30, 2009 and December 31, 2008, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,015,000 and $976,000, respectively.
7. Revolving Credit Agreement
     In October 2007, the Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000, which was secured by a $2,000,000 certificate of deposit. The facility expired on June 30, 2009.
     In June 2009, the Company renewed the Credit Agreement at a reduced principal amount of $200,000 for a one-year term maturing on June 30, 2010. The agreement is secured by a $200,000 certificate of deposit. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.
8. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the six months ended June 30, 2009 and 2008:

	2009	2008
Beginning balance	$14,143,000	$14,177,000
Increase in additional paid-in-capital for stock-based compensation	230,000	273,000
Increase in common stock for issuances of common shares to directors	90,000	84,000
Increase in common stock for issuances of common shares to employees	124,000	21,000
Net proceeds from the sale of common stock	—	12,024,000
Net loss	(3,690,000)	(5,623,000)

End balance	$10,897,000	$20,956,000

9. Related Party Transactions
     During the six months ended June 30, 2009 and June 30, 2008, the Company purchased $1,075,000 and $1,063,000, respectively, in components materials or services from Hyundai Heavy Industries (HHI), a related party. As of June 30, 2009, the Company has a remaining outstanding deposit balance with HHI of approximately $104,000 from the ITC joint venture dissolution for which inventory is expected be delivered in the third quarter. The Company had a payables balance to HHI of approximately zero and $467,000 as of June 30, 2009 and 2008, respectively.
10. Subsequent Events
     None.
11. Stock Options
Stock Option Program Description
     As of June 30, 2009, the Company had one equity compensation plan, the 2006 Equity Compensation Plan (the “2006 Plan”). The 1996 Stock Option Plan (“the 1996 Plan”) has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 2,040,000 shares were available for grant as of June 30, 2009. All stock options have terms of between five and ten years and generally vest and become fully exercisable from two to three years from the date of grant. As of June 30, 2009, the Company had 1,056,000 options outstanding which were comprised of issuances under the 1996 Plan and the 2006 Plan of 97,000 and 959,000, respectively.
     In conjunction with the adoption of SFAS 123(R), the Company attributed the value of share-based compensation to expense using the straight-line method. Share-based compensation expense related to stock options was $126,000 for the three months ended June 30, 2009.
Share-based compensation expense reduced the Company’s results of operations as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Income from continuing operations before income taxes	$126,000	$184,000	$230,000	$273,000
Income from continuing operations after income taxes	$126,000	$184,000	$230,000	$273,000
Cash flows from operations	$126,000	$184,000	$230,000	$273,000
Cash flows from financing activities	$—	$—	$—	$—
Basic and Diluted EPS	$0.01	$0.01	$0.01	$0.01
     As of June 30, 2009, the total compensation cost related to non-vested awards not yet recognized is $972,000. The weighted average period over which the future compensation cost is expected to be recognized is 24 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2009 of $0.70 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on June 30, 2009. This amount will change based on the fair market value of the Company’s stock.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

			Weighted Average
			Remaining
	Number of Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2008	623,000	$4.02	7.09	$—
Granted	515,000	$0.63	8.10	$74,000
Exercised	—	$—	—	$—
Forfeited	(82,000)	$3.82	—	$—

Outstanding at June 30, 2009	1,056,000	$2.38	7.33	$74,000

Exercisable at June 30, 2009	409,000	$3.64	6.02	$18,000

     The weighted-average remaining contractual life of the options outstanding at June 30, 2009 was 7.33 years. The exercise prices of the options outstanding at June 30, 2009 ranged from $0.21 to $4.95. Options exercisable were 409,000 and 387,000 at June 30, 2009 and December 31, 2008, respectively. The weighted average grant-date fair value of options granted during the three and six months ended June 30, 2009 was $0.76 and $0.59, respectively, and was $3.21 and $2.87 for options granted during the three and six months ended June 30, 2008, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     The fair values of all stock options granted during the three and six months ended June 30, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected life (in years)	4	4	4	4
Average risk-free interest rate	2%	3%	2%	3%
Expected volatility	194%	113%	194%	111% to 113%
Expected dividend yield	0%	0%	0%	0%
Forfeiture rate	3%	3%	3%	3%
     The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
12. Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments that are not currently reflected on a company’s balance sheet for interim reporting periods as well as annual reporting periods. These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of this provision did not have a material effect on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows. The Company will adopt SFAS 166 in fiscal 2010.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its financial position, results of operations or cash flows. The Company will adopt SFAS 166 in fiscal 2010.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. The implementation of this standard will not have an impact on the consolidated results of the Company.

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
Recent Developments
     In April 2009, our customer Navistar (International Truck and Engine, IC Corporation) was selected to receive a cost-shared award of up to $10 million under the Department of Energy Plug-in Hybrid Electric Vehicle (PHEV) Technology Acceleration and Deployment Activity program to develop and deploy 60 plug-in electric hybrid school buses, including engine-off all-electric drive capability. We believe that these awards will result in a greatly improved value proposition for customers. Navistar has also finalized several sales incentive programs, including a universal extended warranty of up to 12 years in certain targeted markets and dedicated funding specialists to pursue product funding and tax incentives for dealers and customers. Enova is working closely with Navistar in support of these initiatives.
     After successfully implementing twenty of our pre-transmission parallel hybrid systems at last year’s Beijing Olympics, First Auto Works (“FAW”) of China has placed orders for 220 units of our hybrid systems for deliveries concentrated in the second half of the year, which represents the start of sustained volume production for this OEM. Furthermore, we have executed a supply agreement with FAW to supply an additional 800 units in 2010. In addition, the government of China issued a three-year development plan in February of this year to produce 500,000 electric and hybrid vehicles per year, or 5% of the Chinese vehicle market. As part of this initiative, the government is offering subsidies of up to 600,000 yuan that will cover about half of the cost of each bus in thirteen trial cities, including Beijing, Shanghai, Changchun, Dalian and Shenzhen. The municipal government of Dalian has confirmed that at least fifty hybrid buses will be running in the city of Changchun during the World Economic Forum’s Summer event to be held in September 2009, all of which will feature Enova’s drive systems.
     In the second quarter of 2009, we completed the commercialization of our all electric zero emission (Ze) drive train. The Enova Ze step van further demonstrates our advanced drive systems capabilities and allows both vehicle original equipment manufacturers (“OEMs”) and operators the opportunity to evaluate our capabilities firsthand. In the second quarter of 2009, Enova completed a Department of Energy Electrification grant application for Enova to convert and place Ze step vans to further enable the market acceptance of this technology. Additionally, in the second quarter of 2009, the Enova Ze drive train was demonstrated to several world leading “early adopter” OEMs. Additional OEM and fleet visits are scheduled. In the third and fourth quarter of 2009, Enova will engage in a sustained visibility campaign with the objective of bringing the Enova Ze drive train into production.
     Throughout the second quarter of 2009, we continued to host and visit potential as well as existing customers from the Pick Up and Delivery, Medium Duty and Heavy Duty markets. We continue to mature these relationships, as we believe they will eventually lead to viable business relationships. Additionally, Enova has explored several retrofit strategies and consulted with our fleet partners to place evaluation vehicles in the field. We believe that the non-invasive and versatile nature of Enova’s post transmission hybrid designs position our company as a highly viable production alternative in the market today. Economic factors, including lengthened vehicle service lives, government funding opportunities, and more affordable energy storage, indicate that a positive vehicle payback point is achievable in a retrofit application.
     In April 2009, Enova submitted a loan and grant application to the U.S. Department of Energy Advanced Technology Vehicles Manufacturing (ATVM) Loan Program under Section 136 of the Energy Independence and Security Act of 2007. Enova applied for the funding of $13.6 million for a light duty drive system with the goal of commercialization of the associated components. In July 2009, we received notice from the DOE that our loan application was substantially complete. The ATVM Loan Program provides loans to automobile and automobile part manufacturers for the cost of equipping, expanding, or establishing manufacturing facilities in the United States to produce light-duty vehicles and components for such vehicles which provide targeted improvements in fuel economy performance beyond certain specified levels. Section 136 also provides that grants and loans may cover engineering integration costs associated with such projects.
     As part of the American Recovery and Reinvestment Act of 2009, the U.S. Department of Energy also announced funding opportunities in the form of cost-share grants for supporting the construction of U.S. based manufacturing plants to produce batteries, electric drive components, and to establish development, demonstration, evaluation, and education projects to accelerate the market introduction and penetration of advanced electric drive vehicles. In August 2009, we received notice from the Department of Energy that grant money is not available for Enova at this time. However, Smith Electric Vehicles’ U.S. subsidiary received a grant of $10 million under this program to accelerate the production plans at their new U.S. manufacturing facility. As production is ramped up, we anticipate the opportunity to continue supply of our all-electric vehicle drive systems that are used to power Smith’s Newton trucks. Additionally, Navistar Truck also received a grant of $39M to build an electric truck manufacturing facility and develop associated technologies. Enova will attempt to supply Navistar Truck with EV drive systems to support this manufacturing line.
     The California Air Resources Board (“CARB”) through AB 118, highlighted in a meeting notice that a $25 million voucher incentive program would be implemented to “accelerate the deployment of about 1,000 hybrid trucks and buses in California.” CARB also announced an advanced technology demonstration project of $3 million for “transit and school buses.” Enova believes these programs will lower the acquisition cost of a hybrid school bus for our California customers and create another funding opportunity for our current initiatives in the hybrid school bus market.
     Enova has incurred significant operating losses in the past. As of June 30, 2009, we had an accumulated deficit of approximately $133.4 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
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
     During the second quarter of 2009, we also continued to develop and produce electric and hybrid electric drive systems and components for other major customers as well, including HCATT and United Kingdom bus manufacturers including Tanfield Engineering Systems and Optare UK Limited, as well as several other domestic and international vehicle and bus manufacturers. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.
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
     The Dissolution Agreement required Enova and ITC to enter into a Stock Purchase Agreement, dated as of April 6, 2009. Pursuant to the Stock Purchase Agreement, ITC re-purchased the 2,000,000 shares of common stock of ITC owned by Enova, which represented 40% of the issued shares of ITC, for a purchase price of $1,334,097 with HHI becoming the sole shareholder of ITC immediately subsequent to this transaction. Enova received from ITC a cash payment of $137,218 and, as was agreed under the Dissolution Agreement, the amount of $1,196,879 was paid to HHI to settle open purchase orders that Enova had placed with HHI for electrical component inventory which are expected to become part of salable systems; and settled other payables and receivables between Enova and HHI and ITC. As of June 30, 2009, Enova received approximately $1,075,000 in inventory from HHI as part of the ITC settlement and had unfulfilled open purchase orders with HHI in the amount of approximately $104,000.
     The summary of the ITC dissolution is as follows:

Amount
Cash received at settlement	$137,000
Inventory received during the second quarter in settlement of purchase orders with HHI for Enova’s share in joint venture	1,075,000
Open purchase orders with HHI to be received in the third quarter	104,000
Related party receivables and payables settled for Enova’s share in joint venture	32,000

Settlement amount	1,348,000
Less: Joint venture investment balance as of April 6, 2009	(1,342,000)

Net gain resulting from dissolution of the joint venture	$6,000

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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 compared to Three and Six Months Ended June 30, 2008
Second Quarter of Fiscal 2009 vs. Second Quarter of Fiscal 2008

	Three Months Ended			As a % of Revenues
	June 30,			June 30,
	2009	2008	% Change	2009	2008
Revenues	$576,000	$3,370,000	-83%	100%	100%
Cost of revenues	613,000	3,736,000	-84%	106%	111%

Gross profit (loss)	(37,000)	(366,000)	90%	-6%	-11%
Operating expenses
Research and development	335,000	712,000	-53%	58%	21%
Selling, general & administrative	1,570,000	1,935,000	-19%	273%	57%

Total operating expenses	1,905,000	2,647,000	-28%	331%	79%

Gross operating loss	(1,942,000)	(3,013,000)	36%	-337%	-89%

Other income and (expense)
Interest and other income (expense)	(98,000)	69,000	-242%	-17%	2%
Gain (loss) from non-consolidated joint venture	6,000	(6,000)	-200%	1%	0%

Total other income (expense)	(92,000)	63,000	-246%	-16%	2%

Net loss	$(2,034,000)	$(2,950,000)	31%	-353%	-88%

First Six Months of Fiscal 2009 vs. First Six Months of Fiscal 2008

	Six Months Ended			As a % of Revenues
	June 30,			June 30,
	2009	2008	% Change	2009	2008
Revenues	$1,264,000	$5,648,000	-78%	100%	100%
Cost of revenues	1,192,000	6,178,000	-81%	94%	109%

Gross profit (loss)	72,000	(530,000)	114%	6%	-9%
Operating expenses
Research and development	589,000	1,340,000	-56%	47%	24%
Selling, general & administrative	3,065,000	3,849,000	-20%	242%	68%

Total operating expenses	3,654,000	5,189,000	-30%	289%	92%

Gross operating loss	(3,582,000)	(5,719,000)	37%	-283%	-101%

Other income and (expense)
Interest and other income (expense)	(104,000)	154,000	-168%	-8%	3%
Gain (loss) from non-consolidated joint venture	(4,000)	(58,000)	-93%	0%	-1%

Total other income (expense)	(108,000)	96,000	-213%	-9%	2%

Net loss	$(3,690,000)	$(5,623,000)	34%	-292%	-100%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Net revenues decreased by $4,384,000 or 78% for the six months ended June 30, 2009 to $1,264,000 as compared to $5,648,000 for the corresponding period in 2008. Revenues for the three months ended June 30, 2009 decreased by 83% to $576,000 from $3,370,000 in the corresponding period in 2008. Revenues in the current year were derived primarily from fulfillment of orders from First Auto Works of China (“FAW”), Navistar Corporation, the Hawaii Center for Advanced Transportation Technologies (“HCATT”) and the Tanfield Group Plc (“Tanfield”). The decline in revenue in the first half of 2009 compared to the prior year is due to the fulfillment of large volume sales of our hybrid systems to Tanfield, which accounted for nearly 40% of sales, as well as the completion of several small low volume contracts for other customers. In addition, domestic revenues in the current year were impacted by the effect of the economic slowdown on capital expenditures. We continue to improve the awareness of our product and service offerings with customers based on our robust research and product development initiatives as well as our production capacity. Although we have seen indications for future production growth, as discussed in the Overview above, there can be no assurance there will be continuing demand for our products and services.

     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the six and three months ended June 30, 2009 decreased to $1,192,000, or -81%, and $613,000, or -84%, respectively from $6,178,000 and $3,736,000, respectively for the same periods in 2008 primarily due to the decrease in revenue. Excluding net inventory reserve adjustments, the cost of revenues would have been 84% of revenues in the first half of 2009 and would have been 105% of revenue in the same period of the prior year. The improvement in the cost of revenue percentage is primarily attributable to our continuing focus on manufacturing and inventory processes that resulted in tighter control over production costs.
     Gross Margin. Gross margin improved for the six months ended June 30, 2009 to a profit of $72,000 (6% of revenue) from a loss of $530,000 (-9% of revenue) in the same period in 2008. Gross margin also improved for the three months ended June 30, 2009 to a negative 6% from a negative 11% in the same period in 2008. Excluding the effect of inventory adjustments, as discussed above, gross margin for the six months ended June 30, 2009 would have been 16% and would have been, negative 5% in the corresponding period in 2008. The improvement in gross margin is primarily attributable to our focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through focus on manufacturing and inventory processes that resulted in tighter controls over production costs. As we complete delivery of major production contracts in the second half of this year, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). Internal research, development and engineering expenses decreased $751,000 or 56% in the six months ended June 30, 2009 to $589,000 from $1,340,000 for the same period in 2008. In the three months ended June 30, 2009, R&D costs decreased $377,000, or 53%, to $335,000 from $712,000 in the prior year period. R&D costs were higher in the first six months of 2008 due to expenditures to complete the development of our wireless tracking module, a one-time cost incurred for a dynamometer testing of our hybrid system and a higher level of resources expended for development projects. In the first six months of 2009, R&D efforts were focused on development of our new “Ze” all electric vehicle, an upgraded motor control unit, engine off capability for our post transmission parallel hybrid drive system as well as testing of new battery technologies, and development resources utilized in support of non core development projects were reduced due to the current operating environment. We also continued to allocate necessary resources to the development of upgraded proprietary control software, enhanced DC-DC converters and digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses decreased $784,000 or 20% for the six months ended June 30, 2009 to $3,065,000 from $3,849,000 for the same period in 2008. These expenses also decreased $365,000, or 19%, to $1,570,000 for the three months ended June 30, 2009 from $1,935,000 for the same period in 2008. The Company implemented a series of cost savings measures in response to the severe sales environment, including reducing employee headcount by over 50% from the 2008 peak, eliminating outside IT and marketing consultants and placing restrictions on travel and purchasing. In addition, the Company incurred approximately $300,000 of expenses for internal labor and other costs in the first three months of 2008 due to the move to our new manufacturing facility.
     Interest and Other Income (Expense). Interest and Other Income (Expense) decreased by $167,000 and $258,000 to a net expense of $98,000 and $104,000 in the three and six months ended June 30, 2009, respectively, from a net income of $69,000 and $154,000 for the same periods in 2008. A loss of $88,000 was recorded in settlement of a vendor dispute in the second quarter of 2009. In addition, interest income decreased as a result of the Company having a smaller average cash balance and lower interest rates on cash balances between the respective periods in 2009 and 2008.
     Net Loss. Net loss decreased by $1,933,000 or 34% for the six months ended June 30, 2009 to $3,690,000 from $5,623,000 for the same period in 2008. Net loss for the three months ended June 30, 2009 was $2,034,000, a decrease of $916,000 or 31% from $2,950,000 for the same period in 2008. The decrease in the net loss was due to improved profitability on sales and reduction in both S, G & A and internal research and development expenses in response to the current severe operating environment.
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

LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing and other general and administrative costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or develop and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2008 and six months ended June 30, 2009 were financed by product sales and equity issuances as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $2,000,000 which expired on June 30, 2009. The Credit Agreement is secured by a $2,000,000 certificate of deposit (“CD”). In June 2009, the Company renewed the Credit Agreement at a reduced principal amount of $200,000, secured by a CD in the same amount, for a period of one year expiring on June 30, 2010. As a result, the amount of $1,800,000 in the CD was rolled over at maturity into cash. The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. As of June 30, 2009, the renewed Credit Agreement was fully drawn as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California. We anticipate that the credit facility will be renewed with similar terms as the existing facility.
     Net cash used in operating activities was $1,685,000 for the six months ended June 30, 2009 compared to $8,108,000 for the six months ended June 30, 2008. Cash used in operations for the first six months of 2009 decreased compared to 2008 due to lower purchases of inventory in line with current operational activity and lower personnel, operations and administrative expenditures. Cash used in operations in the first six months of 2008 was affected by the operating loss of $5,623,000 and purchases of inventory of $3,190,000 for anticipated sales to Tanfield. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for director and employee services. We continued to conserve cash resources through reductions in employee headcount and restrictions on administration and operating expenditures. As of June 30, 2009, the Company had $5,443,000 of cash and cash equivalents.
     Net cash provided by investing activities was $1,837,000 for the first six months of 2009 compared to net cash used of $3,411,000 in the first six months of 2008. In 2009, in conjunction with the reduction of our credit facility, as explained above, we redeemed the certificate of deposit for $1,800,000 for use in operating activities. Cash used in investing activities in the first six months of 2008 was attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility and the purchase of a $2 million CD for the credit facility.
     Net cash used in financing activities totaled $33,000 for the first six months of 2009, compared to net cash provided by financing activities of $11,997,000 for the first six months of 2008. In the first six months of 2008, we completed two equity issuances raising approximately $12 million in net proceeds.
     As of June 30, 2009, accounts receivable was $418,000, a 48% decrease from the balance at December 31, 2008 (net of write-offs) of $808,000. The decrease reflects normal collections of sales from the fourth quarter of 2008 and outstanding balances from sales in the first quarter of 2009.
     Inventory increased by $366,000 when comparing the balances at June 30, 2009 and December 31, 2008, which represents a 5% increase in the inventory balance between the two periods. The increase resulted from net inventory activity including receipts totaling approximately $1,200,000, offset by a net inventory reserve decrease of approximately $135,000 and normal consumption due to sales and research activities of approximately $700,000 during the first six months of the year.
     Prepaid expenses and other current assets increased by net $128,000, or 60%, to $343,000 at June 30, 2009 from the December 31, 2008 balance of $215,000. A deposit balance of $104,000 from Hyundai Heavy Industries is still outstanding from the dissolution of the Hyundai-Enova ITC joint venture for components to be delivered to Enova in the third quarter of 2009.
     Property and equipment decreased by $182,000, net of depreciation and write-offs, at June 30, 2009, when compared to the December 31, 2008 balance of $1,829,000. In the first half of 2009, the Company recognized depreciation expense of $316,000 and recorded additions to fixed assets totaling $100,000, which included the purchase and retrofit of one test vehicle.

     Investment in our non-consolidated joint venture, Hyundai-Enova Innovative Technology Center (“ITC”) decreased to a zero balance as of June 30, 2009 from a balance of $1,352,000 at December 31, 2008. Hyundai Heavy Industries, Enova and ITC mutually agreed to the dissolution of ITC, which was completed on April 6, 2009.
     Accounts payable increased in the first six months of 2009 by $257,000 to $849,000 from $592,000 at December 31, 2008. The balance included $400,000 reclassed from accrued liabilities and represents the remaining amount payable to one vendor for settlement of a dispute.
     Deferred revenues increased at June 30, 2009 to $670,000 from a zero balance at the December 31, 2008. This balance is expected to be realized into revenue in the third quarter of 2009 and is predominantly associated with a prepayment on a purchase order from FAW.
     Accrued payroll and related expenses decreased by $69,000, or 23%, to $226,000 at June 30, 2009 compared to a balance of $295,000 at December 31, 2008. The change between periods was due to lower headcounts.
     Other accrued liabilities decreased by $770,000, or 41%, to $1,089,000 at June 30, 2009 from the balance of $1,859,000 at December 31, 2008, primarily due to payments for accrued professional and vendor services and a reclassification of approximately $400,000 to accounts payable in settlement of a vendor dispute.
     Accrued interest payable was $1,033,000 at June 30, 2009, an increase of 4% from a balance of $992,000 at December 31, 2008. The increase is due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.
     Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We anticipate that our current cash will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our Company, we may seek to sell more equity securities. The sale of equity securities could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief

Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of June 30, 2009.
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
Date: August 14, 2009
ENOVA SYSTEMS, INC. (Registrant)
/s/ Jarett Fenton
By: Jarett Fenton, Chief Financial Officer