Form 10-K/A
period 2008-12-31
ENOVA SYSTEMS INC
filed 2009-10-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Enova Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 (the “Original Filing”). The purpose of this amendment is to correct the date of the fiscal year end set forth in exhibit 32 to the Original Filing to correctly refer to the fiscal period covered by the Original Filing. The remainder of the Company’s Annual Report on Form 10-K remains unchanged.

This report speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to March 31, 2009. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that the Company has made with the SEC since the date of the Original Filing.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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