Form 10-Q/A
period 2009-03-31
ENOVA SYSTEMS INC
filed 2009-10-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Enova Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009 (the “Original Filing”). The purpose of this amendment is to (1) correct the date of the fiscal period set forth in exhibit 32.1 to the Original Filing to correctly refer to the fiscal period covered by the Original Filing and (2) revise the certifications attached as exhibits 31.1 and 31.2 to the Original Filing to present them in the exact form as set forth in Item 601(b)(31) of Regulation S-K, with no modification. The remainder of the Company’s Quarterly Report on Form 10-Q for such period remains unchanged.
This report speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to May 13, 2009. Accordingly, in conjunction with reading this Form 10-Q/A, you should also read all other filings that the Company has made with the SEC since the date of the Original Filing.

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