Form 10-Q
period 2009-09-30
ENOVA SYSTEMS INC
filed 2009-11-12
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2009
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
     As of October 30, 2009, there were 21,012,565 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,099,000	$5,324,000
Short term investments	200,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $579,000 and $640,000 as of September 30, 2009 and December 31, 2008, respectively	1,820,000	808,000
Inventories and supplies, net	6,604,000	7,649,000
Prepaid expenses and other current assets	412,000	215,000

Total current assets	13,135,000	15,996,000
Property and equipment, net	1,532,000	1,829,000
Investment in non-consolidated joint venture	—	1,352,000
Intangible assets, net	61,000	65,000

Total assets	$14,728,000	$19,242,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$752,000	$592,000
Deferred revenues	109,000	—
Accrued payroll and related expenses	301,000	295,000
Other accrued liabilities	1,363,000	1,859,000
Current portion of notes payable	71,000	98,000

Total current liabilities	2,596,000	2,844,000
Accrued interest payable	1,054,000	992,000
Notes payable, net of current portion	1,293,000	1,263,000

Total liabilities	4,943,000	5,099,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2009 and December 31, 2008	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2009 and December 31, 2008	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 21,013,000 and 20,817,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	134,520,000	134,233,000
Additional paid-in capital	8,278,000	7,949,000
Accumulated deficit	(134,637,000)	(129,663,000)

Total stockholders’ equity	9,785,000	14,143,000

Total liabilities and stockholders’ equity	$14,728,000	$19,242,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$2,890,000	$163,000	$4,154,000	$5,811,000
Cost of revenues	2,532,000	256,000	3,724,000	6,434,000

Gross profit (loss)	358,000	(93,000)	430,000	(623,000)
Operating expenses
Research and development	310,000	677,000	899,000	2,017,000
Selling, general & administrative	1,308,000	2,847,000	4,373,000	6,696,000

Total operating expenses	1,618,000	3,524,000	5,272,000	8,713,000

Operating loss	(1,260,000)	(3,617,000)	(4,842,000)	(9,336,000)

Other income and (expense)
Interest and other income (expense)	(24,000)	54,000	(128,000)	208,000
Loss from non-consolidated joint venture	—	(25,000)	(4,000)	(83,000)

Total other income (expense)	(24,000)	29,000	(132,000)	125,000

Net loss	$(1,284,000)	$(3,588,000)	$(4,974,000)	$(9,211,000)

Basic and diluted loss per share	$(0.06)	$(0.17)	$(0.24)	$(0.48)

Weighted average number of common shares outstanding	20,969,000	20,598,000	20,904,000	19,302,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,974,000)	$(9,211,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	—	575,000
Inventory reserve	378,000	157,000
Depreciation and amortization	463,000	425,000
Loss on asset disposal	6,000	—
Equity in losses of non-consolidated joint venture	10,000	83,000
Gain from dissolution of non-consolidated joint venture	(6,000)	—
Issuance of common stock for director services	135,000	129,000
Issuance of common stock for employee services	148,000	21,000
Stock option expense	329,000	457,000
(Increase) decrease in:
Accounts receivable	(1,022,000)	3,018,000
Inventory and supplies	1,742,000	(5,226,000)
Prepaid expenses and other current assets	(93,000)	206,000
Increase (decrease) in:
Accounts payable	237,000	(715,000)
Deferred revenues	109,000	(67,000)
Accrued payroll and related expenses	6,000	(296,000)
Other accrued liabilities	(531,000)	(360,000)
Accrued interest payable	62,000	85,000

Net cash used in operating activities	(3,001,000)	(10,719,000)

Cash flows from investing activities:
Purchases of short-term investments	(200,000)	(2,000,000)
Maturities of short-term investments	2,000,000	—
Proceeds from dissolution of non-consolidated joint venture	137,000	—
Purchases of property and equipment	(111,000)	(1,496,000)

Net cash provided by (used in) investing activities	1,826,000	(3,496,000)

Cash flows from financing activities:
Payments on notes payable	(54,000)	(41,000)
Net cash proceeds from the exercise of stock options	4,000	—
Net cash proceeds from the sale of common stock	—	12,008,000

Net cash provided by (used in) financing activities	(50,000)	11,967,000

Net decrease in cash and cash equivalents	(1,225,000)	(2,248,000)
Cash and cash equivalents, beginning of period	5,324,000	10,485,000

Cash and cash equivalents, end of period	$4,099,000	$8,237,000

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$5,000

Assets acquired through financing arrangements	$57,000	$—

Net assets acquired in exchange for Enova’s interest in joint venture:
Inventory	$1,075,000	$—

Prepaid expenses and other current assets	$104,000	$—

Reduction of related party payable, net of receivable	$32,000	$—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three and Nine months ended September 30, 2009 and 2008
1. Description of the Company and its Business
     Enova Systems, Inc. (“Enova” or the “Company”) changed its name in July 2000. The Company was previously known as U.S. Electricar, Inc., a California corporation, which was incorporated on July 30, 1976. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of and for the nine months ended September 30, 2009 and 2008 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K/A for the year then ended.
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
     FASB ASC 605-25 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, FAS ASC 605-25 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, the Company applies the principles of FAS ASC 605-25 to multiple element agreements.
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

Stock Based Compensation
     The accounting principles require measurement of compensation cost for stock-based awards classified as equity at their fair value on the date of grant and the recognition of compensation expense over the service period for awards expected to vest. Such grants are recognized as expense over the service period, net of estimated forfeitures.
     See Note 11 Stock Options for further information on stock-based compensation expense.
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30,	December 31,
	2009	2008
Raw Materials	$6,962,000	$7,114,000
Work In Progress	138,000	391,000
Finished Goods	384,000	1,047,000
Reserve for Obsolescence	(880,000)	(903,000)

Total	$6,604,000	$7,649,000

4. Property and Equipment
     Property and equipment consisted of the following at:

	September 30,	December 31,
	2009	2008
Computers and software	$552,000	$598,000
Machinery and equipment	963,000	1,470,000
Furniture and office equipment	98,000	107,000
Demonstration vehicles and buses	507,000	346,000
Leasehold improvements	1,348,000	1,348,000

	3,468,000	3,869,000
Less accumulated depreciation and amortization	(1,936,000)	(2,040,000)

Total	$1,532,000	$1,829,000

     Depreciation expense was $459,000 and $421,000 for the nine months ended September 30, 2009 and 2008, respectively.
     During the first nine months of this year, the Company disposed of obsolete production equipment, computers and furniture totaling approximately $569,000 with accumulated depreciation of approximately $563,000 that were no longer being utilized in our operations.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	September 30,	December 31,
	2009	2008
Accrued Inventory Received	$560,000	$743,000
Accrued Professional Services	121,000	571,000
Accrued Warranty	682,000	545,000

Total	$1,363,000	$1,859,000

6. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	September 30,	December 31,
	2009	2008
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2009), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000

Secured note payable to a financial institution in the original amount of $95,000, bearing interest at 6.21%, payable in 36 equal monthly installments of principal and interest through October 1, 2009	—	27,000

Secured note payable to a financial institution in the original amount of $35,000, bearing interest at 10.45%, payable in 30 equal monthly installments of principal and interest through November 1, 2009	3,000	14,000

Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	10,000	15,000

Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000

Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	20,000	27,000

Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	34,000	—

Secured note payable to a financial institution in the original amount of $19,000 bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	19,000	—

	1,364,000	1,361,000
Less current portion	(71,000)	(98,000)

Long-term portion	$1,293,000	$1,263,000

     As of September 30, 2009 and December 31, 2008, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,040,000 and $976,000, respectively.
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

8. Shareholders’ Equity
Changes in shareholders’ equity were as follows for the nine months ended September 30, 2009 and 2008:

	2009	2008
Beginning balance	$14,143,000	$14,177,000
Increase in additional paid-in-capital for stock-based compensation	329,000	457,000
Increase in common stock for issuances of common shares to directors	135,000	129,000
Increase in common stock for issuances of common shares to employees	148,000	20,000
Net proceeds from the sale of common stock	—	12,008,000
Net proceeds from the exercise of stock options	4,000	—
Net loss	(4,974,000)	(9,211,000)

End balance	$9,785,000	$17,580,000

9. Related Party Transactions
     During the nine months ended September 30, 2009 and September 30, 2008, the Company purchased $1,075,000 and $1,475,000, respectively, in components materials or services from Hyundai Heavy Industries (HHI), a related party. As of September 30, 2009, the Company has a remaining outstanding deposit balance with HHI of approximately $104,000 from the ITC joint venture dissolution for which inventory will be delivered in the fourth quarter. The Company had a payables balance to HHI of zero and approximately $310,000 as of September 30, 2009 and 2008, respectively.
10. Subsequent Events
     On October 29, 2009, the Company entered into a Purchase Agreement with certain entities, including an affiliate of one of our Directors (collectively, the “Investors”), pursuant to which the Investors have agreed to purchase 9,024,960 shares of Common Stock at $1.00 per share. The consummation of the sale of such shares is subject to various conditions, including shareholder approval.
     On October 29, 2009, the Company also entered into a Placing Agreement pursuant to which Investec Bank (UK) Limited (“Investec”) will act as Enova’s agent to use its reasonable endeavors to procure subscribers for 1,323,000 shares of the Common Stock at 62.5 Pence (the “Placing Price”), or approximately the equivalent of $1.00 (U.S. Dollars) per share as of such date based on the exchange rate on October 29, 2009 as reported by Fidessa. The Placing Price will remain at this fixed pence per share price. The actual amount per share in US Dollars will be determined based upon the conversion rate in effect as of the closing. Investec, on behalf of Enova, has conditionally placed the Placing Shares with institutional and certain other investors. The consummation of the sale of such shares is subject to various conditions, including shareholder approval.
11. Stock Options
Stock Option Program Description
     As of September 30, 2009, the Company had one equity compensation plan, the 2006 Equity Compensation Plan (the “2006 Plan”). The 1996 Stock Option Plan (“the 1996 Plan”) has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 2,050,000 shares were available for grant as of September 30, 2009. All stock options have terms of between five and ten years and generally vest and become fully exercisable from two to three years from the date of grant. As of September 30, 2009, the Company had 1,025,000 options outstanding which were comprised of issuances under the 1996 Plan and the 2006 Plan of 96,000 and 929,000, respectively.
     Share-based compensation expense related to stock options was $99,000 and $329,000 for the three and nine months ended September 30, 2009, respectively. Share-based compensation expense related to stock options was $184,000 and $457,000 for the three and nine months ended September 30, 2008, respectively

Share-based compensation expense reduced the Company’s results of operations as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Income from continuing operations before income taxes	$99,000	$184,000	$329,000	$457,000
Income from continuing operations after income taxes	$99,000	$184,000	$329,000	$457,000
Cash flows from operations	$99,000	$184,000	$329,000	$457,000
Cash flows from financing activities	$—	$—	$—	$—
Basic and Diluted EPS	$0.01	$0.01	$0.02	$0.03
     As of September 30, 2009, the total compensation cost related to non-vested awards not yet recognized is $788,000. The weighted average period over which the future compensation cost is expected to be recognized is 21 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2009 of $1.45 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on September 30, 2009. This amount will change based on the fair market value of the Company’s stock.
     The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

			Weighted Average
			Remaining
	Number of Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2008	623,000	$4.02	7.09
Granted	515,000	$0.63	7.76
Exercised	(21,000)	$0.21	—
Forfeited	(92,000)	$3.67	—

Outstanding at September 30, 2009	1,025,000	$2.43	7.23	$391,000

Exercisable at September 30, 2009	424,000	$3.55	5.97	$64,000

     The weighted-average remaining contractual life of the options outstanding at September 30, 2009 was 7.23 years. The exercise prices of the options outstanding at September 30, 2009 ranged from $0.21 to $4.95. Options exercisable were 424,000 and 387,000 at September 30, 2009 and December 31, 2008, respectively. The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2009 was $0 and $0.59, respectively, and was $0 and $2.87 for options granted during the three and nine months ended September 30, 2008, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     There were no new options granted during the three months ended September 30, 2009 and 2008. The fair values of all stock options granted during the three and nine months ended September 30, 2009 and 2008 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected life (in years)	—	—	4	4
Average risk-free interest rate	—	—	2%	3%
Expected volatility	—	—	194%	111% to 113%
Expected dividend yield	—	—	0%	0%
Forfeiture rate	—	—	3%	3%
     The estimated fair value of grants of stock options and warrants to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

12. Concentrations
     The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on their customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 63% and 21%, respectively, of total gross accounts receivable at September 30, 2009, and two customers represented 38% and 34%, respectively, of total gross accounts receivable at December 31, 2008.
     The Company’s revenues are concentrated with few customers. For the three and nine months ended September 30, 2009, three customers represented 75%, 12% and 10% of gross revenues and four customers represented 58%, 15%, 14% and 10% of gross revenues, respectively. For the three and nine months ended September 30, 2008, four customers represented 32%, 19%, 13% and 11% of gross revenues and four customers represented 36%, 17%, 13% and 10% of gross revenues, respectively.
13. Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”) as the single source of authoritative non-governmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place (the “Codification”). On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted ASC Topic 105 for the quarter ending September 30, 2009. This pronouncement had no effect on the consolidated financial position, results of operations or cash flows, as this change only replaced all references to pre-Codification standards with references to the applicable Codification topic.
     In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this guidance effective for the quarter ending June 30, 2009. There is no impact of the adoption on our condensed financial statements as of September 30, 2009.
     In April 2009, the FASB issued guidance that requires disclosures about fair value of financial instruments in interim financial statements. This guidance will be effective for us beginning in fiscal 2010, and because it applies only to financial statement disclosures, it did not have any impact on our financial position, results of operations or cash flows.
     In June 2008, the FASB issued guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and providing information on how to allocate earnings to participating securities to allow computation of basic and diluted earnings per share using the two-class method. This guidance will be effective for us beginning in fiscal 2010 and requires retrospective application for periods prior to the effective date. The adoption of this guidance did not have a material impact on our computation of earnings per share.
     In June 2009, the FASB issued additional guidance related to the consolidation of variable interest entities, which makes significant changes to the model for determining who should consolidate an entity and also addresses how often this assessment should be performed. The determination of who should consolidate a variable interest entity will be based on both quantitative and qualitative factors relating to control, as well as risks and benefits of ownership. This guidance is effective in 2010 for calendar-year companies and is to be adopted through a cumulative-effect adjustment. We are currently evaluating the impact of adoption of these provisions on our existing accounting methods.
     In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC Topic 855”) which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC Topic 855 in the second quarter of 2009. See Note 10 to the accompanying condensed financial statements for the related disclosure. We evaluated subsequent events through the time of filing these financial statements with the SEC on November 12, 2009.
     Effective January 1, 2009, the Company adopted guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 260, “Earnings Per Share,” which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the computation of earnings per share (“EPS”) using the two-class method. The adoption of this guidance did not have a material impact on the computation of net loss per share for the three and nine months ended September 30, 2009 and 2008.
     In October 2009, the FASB issued the following ASU No. 2009-13, Revenue Recognition (ASC Topic 605)—Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when vendor specific objective evidence or third-party evidence of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. This guidance is effective for the Company in 2011. The Company is currently evaluating the impact of adopting this update on its condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K/A for the year ended December 31, 2008.
     The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008.
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
Recent Developments
     On October 29, 2009, the Company entered into stock sale agreements with certain entities (including an affiliate of John Micek, a director of the Company) for the sale of 10,347,960 shares of common stock for a gross purchase price of approximately $10.3 million. We believe these funds will help provide the financial stability to pursue the fulfillment of our strategic plans. One of the agreements, a Purchase Agreement, provides for the sale of 9,024,960 shares of Common Stock (which shares are to be listed for trading on the NYSE Amex) at a purchase price of $1.00 per share. Enova also entered into a Placing Agreement for the placement of 1,323,000 shares of common stock at a purchase price of 62.5 pence per share (approximately equal to $1.00 (U.S.) per share based on the exchange rate on October 29, 2009 as reported by Fidessa), which shares are to be admitted for trading on the AIM market in the United Kingdom. The consummation of the stock sale transactions are subject to various conditions, including shareholder approval.. There is no assurance that the transactions contemplated by these agreements will be successfully completed. Further details concerning the stock issuance are provided in Note 10, Subsequent Events, of this report.
     During the third quarter of this year, First Auto Works (“FAW”) took delivery of 200 units of our pre-transmission parallel hybrid systems and has placed orders for an additional 60 units for delivery in the fourth quarter of this year. We believe this represents a successful beginning of sustained volume production for this OEM. Furthermore, we have executed a supply agreement with FAW to supply an additional 800 units in 2010. In addition, the government of China issued a three-year development plan in February of this year to produce 500,000 electric and hybrid vehicles per year. As part of this initiative, the government is offering subsidies of up to 600,000 Yuan that will cover about half of the cost of an electric or hybrid vehicle. In joint Enova and FAW marketing efforts, FAW buses with our drive systems were showcased in thirteen trial cities, including Beijing, Shanghai, Changchun, Dalian and Shenzhen. The municipal government of Dalian has confirmed that at least fifty hybrid buses were in operation in the city of Changchun during the World Economic Forum’s Summer event held in September 2009, all of which were equipped with Enova’s drive systems.
     In September 2009, Enova and Freightliner Custom Chassis Corporation (“Freightliner”), a subsidiary of Daimler Trucks North America LLC, jointly executed a Letter of Intent (“the development program”) to enter into an all-electric commercial chassis development program. The development program includes close collaboration and will involve the engineering and integration of Enova’s 120kW and 90kW all-electric drive system technologies into target Freightliner chassis platforms, including the MT-45 walk-in van chassis. Freightliner’s highest volume MT-45 chassis offers a gross vehicle weight rating between 14,140 and 19,000 lbs. and maximum payloads of 10,000 lbs. The MT-45 chassis is used by a range of customers including UPS and Federal Express.

     Also in September 2009, as part of our government strategy, Enova submitted a proposal for an indefinite quantity contract in response to the U.S. General Services Administration (“GSA”), Automotive Acquisition Support Division’s solicitation for Cab & Chassis with Aftermarket Vocational Bodies, which includes walk-in vans. The GSA is a mandatory source of vehicles for U.S. government organizations and the military under Federal Property Management Regulations 101-26-501. This proposal outlined a plan for the sale of our all-electric step van (“Ze”).
     In addition, Enova submitted a prequalification document to the U.S. Postal Service (“USPS”) for the retrofit conversion of their suburban mail truck fleet into electric vehicles during the third quarter of 2009. Our prequalification document comes after an August 2009 report (“the report”) titled “Electrification of Delivery Vehicles” issued by the USPS Office of Inspector General discussing the operational and economic feasibility of electric vehicles for their suburban mail truck fleet. The USPS estimates their suburban mail truck fleet to be approximately 142,000. Moreover, the report notes the average daily driving distance for mail delivery operations is 18 miles and that 96% of driving distances are less than 40 miles per day. These facts, coupled with the multi-stop nature of delivery routes make electrification an operationally feasible option for the USPS. Enova successfully converted ten suburban mail trucks into all electric vehicles for the USPS in 1998 and we believe this past experience highlights an opportunity for further traction on our government initiatives.
     In August 2009, the state of Kentucky won a $13 million Department of Energy Clean Cities Grant for hybrid school busses. Our customer, Navistar Corporation (“Navistar”), claims 90% of the market for school busses in Kentucky. Enova has already installed our post-transmission hybrid drive system with a new, lighter weight lithium ion battery in a demonstration bus. Other Clean Cities grants may be available for an additional $5 million. We continue to work closely with Navistar and anticipate we may benefit from these programs starting in 2010.
     In April 2009, our customer, Navistar, was selected to receive a cost-shared award of up to $10 million under the Department of Energy Plug-in Hybrid Electric Vehicle (“PHEV”) Technology Acceleration and Deployment Activity program to develop and deploy 60 plug-in electric hybrid school buses, including engine-off all-electric drive capability. We believe that these awards will result in a greatly improved value proposition for customers. Navistar has also finalized several sales incentive programs, including a universal extended warranty of up to 12 years in certain targeted markets and dedicated funding specialists to pursue product funding and tax incentives for dealers and customers. Enova is working closely with Navistar in support of these initiatives.
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
     The California Air Resources Board (“CARB”) through AB 118, highlighted in a meeting notice that a $25 million voucher incentive program would be implemented to “accelerate the deployment of about 1,000 hybrid trucks and buses in California.” Enova believes these programs will lower the acquisition cost of a hybrid school bus for our California customers and create another funding opportunity for our current initiatives in the hybrid school bus market.
     During the third quarter of 2009, we also continued to produce electric and hybrid electric drive systems and components for other customers, including HCATT and United Kingdom bus manufacturers including Tanfield Engineering Systems and Optare UK Limited.
     Enova has incurred significant operating losses in the past. As of September 30, 2009, we had an accumulated deficit of approximately $134.6 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2009 and beyond, there are no assurances that such additional agreements will be realized.

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
Stock-based Compensation — The Company calculates stock-based compensation expense in accordance with FASB ASC 718, “Share-Based Payment” (“FASB ASC 718”). This pronouncement requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options to be based on estimated fair values.
Revenue recognition — The Company is required to make judgments based on historical experience and future expectations, as to the reliability of shipments made to its customers. These judgments are required to assess the propriety of the recognition of revenue based on ASC 605 and related guidance. The Company makes these assessments based on the following factors: i) customer-specific information, ii) return policies, and iii) historical experience for issues not yet identified.
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

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 compared to Three and Nine Months Ended September 30, 2008
Third Quarter of Fiscal 2009 vs. Third Quarter of Fiscal 2008

	Three Months Ended			As a % of Revenues
	September 30,			September 30,
	2009	2008	% Change	2009	2008
Revenues	$2,890,000	$163,000	1,673%	100%	100%
Cost of revenues	2,532,000	256,000	889%	88%	157%

Gross profit (loss)	358,000	(93,000)	485%	12%	-57%
Operating expenses
Research and development	310,000	677,000	-54%	11%	415%
Selling, general & administrative	1,308,000	2,847,000	-54%	45%	1,747%

Total operating expenses	1,618,000	3,524,000	-54%	56%	2,162%

Gross operating loss	(1,260,000)	(3,617,000)	65%	-44%	-2,219%

Other income and (expense)
Interest and other income (expense)	(24,000)	54,000	-144%	-1%	33%
Loss from non-consolidated joint venture	—	(25,000)	100%	0%	-15%

Total other income (expense)	(24,000)	29,000	-183%	-1%	18%

Net loss	$(1,284,000)	$(3,588,000)	64%	-44%	-2,201%

First Nine Months of Fiscal 2009 vs. First Nine Months of Fiscal 2008

	Nine Months Ended			As a % of Revenues
	September 30,			September 30,
	2009	2008	% Change	2009	2008
Revenues	$4,154,000	$5,811,000	-29%	100%	100%
Cost of revenues	3,724,000	6,434,000	-42%	90%	111%

Gross profit (loss)	430,000	(623,000)	169%	10%	-11%
Operating expenses
Research and development	899,000	2,017,000	-55%	22%	35%
Selling, general & administrative	4,373,000	6,696,000	-35%	105%	115%

Total operating expenses	5,272,000	8,713,000	-39%	127%	150%

Gross operating loss	(4,842,000)	(9,336,000)	48%	-117%	-161%

Other income and (expense)
Interest and other income (expense)	(128,000)	208,000	-162%	-3%	4%
Loss from non-consolidated joint venture	(4,000)	(83,000)	95%	0%	-1%

Total other income (expense)	(132,000)	125,000	-206%	-3%	2%

Net loss	$(4,974,000)	$(9,211,000)	46%	-120%	-159%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Net revenues decreased by $1,657,000 or 29% for the nine months ended September 30, 2009 to $4,154,000 as compared to $5,811,000 for the corresponding period in 2008. Revenues for the three months ended September 30, 2009 increased by 1,673% to $2,890,000 from $163,000 in the corresponding period in 2008. Revenues in the current year were derived primarily from fulfillment of orders from First Auto Works of China (“FAW”), Navistar Corporation, the Hawaii Center for Advanced Transportation Technologies (“HCATT”) and the Tanfield Group Plc (“Tanfield”). The decline in revenue in the first nine months of 2009 compared to 2008 is mainly due to a decrease in sales to Tanfield due to a change in their growth strategy in the third quarter of 2008 as well as the completion of several low volume contracts for non-core customers in 2008. The increase in revenue for the three months ended September 30, 2009 compared to 2008 was mainly due to the delivery of 200 units to FAW in the third quarter of 2009 combined with the recording of sales returns in the amount of $515,000 in the third quarter of 2008 on sales which were originally made to Tanfield in the first half of 2008. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.

     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the nine months ended September 30, 2009 decreased by 42% to $3,724,000 from $6,434,000 for the corresponding period in 2008, primarily due to the decrease in revenue. For the three months ended September 30, 2009, cost of revenues increased by 889% to $2,532,000 from $256,000 for the corresponding period in 2008. Cost of revenues was 90% of revenues for the first nine months of 2009 and was 111% of revenue for the corresponding period in 2008. The improvement in cost of revenues as a percentage of revenue is primarily attributable to our strategy to concentrate on higher volume production orders and our continuing focus on manufacturing and inventory processes that result in tighter control over production costs.
     Gross Margin. Gross margin improved for the nine months ended September 30, 2009 to a profit of $430,000 (10% of revenue) from a loss of $623,000 (-11% of revenue) in the same period in 2008. Gross margin also improved for the three months ended September 30, 2009 to a positive 12% from a negative 57% in the same period in 2008. The improvement in gross margin is primarily attributable to our focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through focus on manufacturing and inventory processes that result in tighter controls over production costs. As we continue to make deliveries on production contracts in the fourth quarter of 2009, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). Internal research, development and engineering expenses decreased $1,118,000 or 55% in the nine months ended September 30, 2009 to $899,000 from $2,017,000 in the same period in 2008. In the three months ended September 30, 2009, R&D costs decreased $367,000, or 54%, to $310,000 from $677,000 in the same period in 2008. R&D costs were higher in the first nine months of 2008 due to expenditures to complete the development of our wireless tracking module, a one-time cost incurred for a dynamometer testing of our hybrid system and a higher level of resources expended for development projects. In the first nine months of 2009, R&D efforts were focused on development of our new “Ze” all electric vehicle, a next generation motor control unit, testing of new battery technologies as well as engine off capability for our post transmission parallel hybrid drive system. Development resources utilized in support of non core development projects were reduced due to the current operating environment. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software, enhanced DC-DC converters and digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses decreased $2,323,000 or 35% for the nine months ended September 30, 2009 to $4,373,000 from $6,696,000 for the same period in 2008. These expenses also decreased $1,539,000, or 54%, to $1,308,000 for the three months ended September 30, 2009 from $2,847,000 for the same period in 2008. S, G & A is comprised of activities in the executive, finance, purchasing, marketing, field service, quality, and non-cash charges for depreciation and options expense. The Company implemented a series of cost savings measures in response to the severe sales environment, including reducing employee headcount by over 50% from the 2008 peak, eliminating outside IT and marketing consultants, reducing investor relations costs, and placing restrictions on travel and purchasing. In the nine months ended September 30, 2008, a charge of $575,000 was recorded as a bad debt expense for outstanding receivable balances that are unlikely to be collected, as compared to a bad debt expense of zero recorded in the nine months ended September 30, 2009.
     Interest and Other Income (Expense). Interest and Other Income (Expense) decreased by $336,000 and $78,000 to a net expense of $128,000 and $24,000 in the nine and three months ended September 30, 2009, respectively, from a net income of $208,000 and $54,000 for the same periods in 2008. A loss of $88,000 was recorded in settlement of a vendor dispute in the second quarter of 2009. In addition, interest income decreased as a result of the Company having a smaller average cash balance and lower interest rates on cash balances between the respective periods in 2009 and 2008.
     Net Loss. Net loss decreased by $4,237,000 or 46% for the nine months ended September 30, 2009 to $4,974,000 from $9,211,000 for the same period in 2008. Net loss for the three months ended September 30, 2009 was $1,284,000, a decrease of $2,304,000 or 64% from $3,588,000 for the same period in 2008. The decrease in the net loss was due to improved profitability on sales and reduction in both S, G & A and internal research and development expenses in response to the current operating environment.
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

     LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing and other general and administrative costs associated with our strategic plan as an international developer and supplier of electric propulsion and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or develop and/or acquire the capability to manufacture and sell our products profitably. Our operations during the year ended December 31, 2008 and nine months ended September 30, 2009 were financed by product sales and equity issuances as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $200,000 which expires on June 30, 2010. The Credit Agreement is secured by a $200,000 certificate of deposit (“CD”). The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. As of September 30, 2009, the renewed Credit Agreement was fully drawn as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California. We anticipate that the credit facility will be renewed with similar terms as the existing facility.
     Net cash used in operating activities was $3,001,000 for the nine months ended September 30, 2009 compared to $10,719,000 for the nine months ended September 30, 2008. Cash used in operations for the first nine months of 2009 decreased compared to 2008 as we were able to lower personnel, operations and administrative expenditures as well as utilize a large amount of inventory on-hand for current year sales. Cash used in operations in the first nine months of 2008 was affected by the operating loss of $9,211,000 and purchases of inventory of $5,226,000 for anticipated sales to Tanfield. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for director and employee services. We continued to conserve cash resources by maintaining our reduced employee headcount and restrictions on administration and operating expenditures. As of September 30, 2009, the Company had $4,099,000 of cash and cash equivalents.
     Net cash provided by investing activities was $1,826,000 for the first nine months of 2009 compared to net cash used of $3,496,000 in the first nine months of 2008. In 2009, in conjunction with the reduction of our credit facility, as explained above, we redeemed the certificate of deposit for $1,800,000 for use in operating activities. Cash used in investing activities in the first nine months of 2008 was attributed to leasehold improvements and fixed asset purchases associated with our move into a new facility and the purchase of a $2 million CD to secure the credit facility. No similar equity issuances occurred through September 30, 2009.
     Net cash used in financing activities totaled $50,000 for the first nine months of 2009, compared to net cash provided by financing activities of $11,967,000 for the first nine months of 2008. In the first nine months of 2008, we completed two equity issuances raising approximately $12 million in net proceeds.
     As of September 30, 2009, net accounts receivable was $1,820,000, a 125% increase from the balance at December 31, 2008 of $808,000. The increase in the receivable balance was due to the completion of orders for FAW and Tanfield during the third quarter of 2009.
     Inventory decreased by $1,045,000 when comparing the balances at September 30, 2009 and December 31, 2008, which represents a 14% decrease in the inventory balance between the two dates. The decrease resulted from net inventory activity including receipts totaling approximately $1,900,000 and normal consumption of approximately $2,900,000 due to sales and research activities during the first nine months of 2009.
     Prepaid expenses and other current assets increased by net $197,000, or 92%, to $412,000 at September 30, 2009 from the December 31, 2008 balance of $215,000. A deposit of $104,000 for components to Hyundai Heavy Industries from the dissolution of the Hyundai-Enova ITC joint venture was still outstanding at September 30, 2009. These components were delivered to Enova in the fourth quarter of 2009. In addition, the Company incurred approximately $104,000 of deferred costs in connection with the equity financing transaction that is expected to be completed in December 2009.
     Property and equipment decreased by $297,000, net of depreciation and write-offs, at September 30, 2009, when compared to the December 31, 2008 balance of $1,829,000. In the first nine months of 2009, the Company recognized depreciation expense of $459,000 and recorded additions to fixed assets totaling $168,000, which included the purchase and retrofit of two test vehicles.

     Investment in our non-consolidated joint venture, Hyundai-Enova Innovative Technology Center (“ITC”) decreased to a zero balance as of September 30, 2009 from a balance of $1,352,000 at December 31, 2008. Hyundai Heavy Industries, Enova and ITC mutually agreed to the dissolution of ITC, which was completed on April 6, 2009.
     Accounts payable increased in the first nine months of 2009 by $160,000 to $752,000 from $592,000 at December 31, 2008. The accounts payable balance as of September 30, 2009 includes $250,000 that was reclassified from accrued liabilities and represents the remaining payable to a vendor in settlement of a dispute.
     Deferred revenues were $109,000 at September 30, 2009 compared to a zero balance at the December 31, 2008. This balance is expected to be realized into revenue in the fourth quarter of 2009 and is predominantly associated with a prepayment on a purchase order from Eco Power Technology.
     Accrued payroll and related expenses increased by $6,000, or 2%, to $301,000 at September 30, 2009 compared to a balance of $295,000 at December 31, 2008. The change between periods is considered immaterial.
     Other accrued liabilities decreased by $496,000, or 27%, to $1,363,000 at September 30, 2009 from the balance of $1,859,000 at December 31, 2008, primarily due to payments for accrued professional and vendor services and a reclassification of approximately $250,000 to accounts payable in settlement of a vendor dispute.
     Accrued interest payable was $1,054,000 at September 30, 2009, an increase of 6% from the balance of $992,000 at December 31, 2008. The increase is due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.
     Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We anticipate that our current cash balance and projected cash inflow as mentioned in the Recent Development section above regarding our capital raise will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months. If we require additional capital resources to grow our Company, we may seek to sell more equity securities. The sale of equity securities could result in dilution to our stockholders. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, we may be compelled to delay or curtail our plans to develop our business, which could have a material adverse effect on our operations, market position and competitiveness.
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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of September 30, 2009.

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
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity and Use of Proceeds
     None.

ITEM 3.	Defaults upon Senior Securities
     None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
     None.

ITEM 5.	Other Information
     The Bylaws of the Company provide that the size of the Board of Directors of the Company shall be not less than six nor more than nine members, with the exact number of authorized directors to be nine until changed, within such limits, by an amendment to Section 2 of Article III adopted by the Board of Directors or by the shareholders. On November 10, 2009, pursuant to the Bylaws, the Board of Directors adopted an amendment to the Bylaws to provide that the exact number of authorized directors is to be fixed from time to time, within the range noted above, by resolution of the Board of Directors or by the shareholders. The Board also established that the authorized number of directors shall be six, effective with the next annual meeting of shareholders. Attached to this quarterly report as exhibit 3.1 is the amendment to the Bylaws and attached to this quarterly report as exhibit 3.2 are the Bylaws as so amended.

ITEM 6.	Exhibits
a) Exhibits
3.1	Amendment to our Amended and Restated Bylaws *

3.2	Our Amended and Restated Bylaws (reflecting the amendment set forth in Exhibit 3.1)*

10.1	Purchase Agreement (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 30, 2009)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 30, 2009)

10.3	Placing Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed October 30, 2009)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	- Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2009
ENOVA SYSTEMS, INC. (Registrant)
/s/ Jarett Fenton
By: Jarett Fenton, Chief Financial Officer

EXHIBIT INDEX
3.1	Amendment to our Amended and Restated Bylaws

3.2	Our Amended and Restated Bylaws (reflecting the amendment set forth in Exhibit 3.1)

10.1	Purchase Agreement (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 30, 2009)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 30, 2009)

10.3	Placing Agreement (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed October 30, 2009)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.