Form 10-Q
period 2010-03-31
ENOVA SYSTEMS INC
filed 2010-05-17
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2010, there were 31,404,336 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,889,000	$13,078,000
Short term investments	200,000	200,000
Accounts receivable, net of allowance for doubtful accounts of $31,000 as of March 31, 2010 and December 31, 2009	952,000	1,442,000
Inventories and supplies, net	5,507,000	5,605,000
Prepaid expenses and other current assets	453,000	263,000

Total current assets	19,001,000	20,588,000
Property and equipment, net	1,283,000	1,363,000
Intangible assets, net	59,000	60,000

Total assets	$20,343,000	$22,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383,000	$415,000
Deferred revenues	210,000	357,000
Accrued payroll and related expenses	469,000	277,000
Other accrued liabilities	1,143,000	1,287,000
Current portion of notes payable	66,000	68,000

Total current liabilities	2,271,000	2,404,000
Accrued interest payable	1,094,000	1,074,000
Notes payable, net of current portion	1,281,000	1,286,000

Total liabilities	4,646,000	4,764,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2010 and December 31, 2009	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2010 and December 31, 2009	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 31,404,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	144,018,000	143,995,000
Additional paid-in capital	8,482,000	8,336,000
Accumulated deficit	(138,427,000)	(136,708,000)

Total stockholders’ equity	15,697,000	17,247,000

Total liabilities and stockholders’ equity	$20,343,000	$22,011,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$929,000	$688,000
Cost of revenues	846,000	579,000

Gross income	83,000	109,000
Operating expenses
Research and development	322,000	254,000
Selling, general & administrative	1,477,000	1,495,000

Total operating expenses	1,799,000	1,749,000

Operating loss	(1,716,000)	(1,640,000)

Other income and (expense)
Interest and other income (expense), net	(3,000)	(6,000)
Equity in losses of non-consolidated joint venture, net	—	(10,000)

Total other income (expense), net	(3,000)	(16,000)

Net loss	$(1,719,000)	$(1,656,000)

Basic and diluted loss per share	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	31,404,000	20,845,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,719,000)	$(1,656,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	9,000	61,000
Depreciation and amortization	138,000	158,000
Loss on asset disposal	—	2,000
Equity in losses of non-consolidated joint venture	—	10,000
Issuance of common stock for director services	—	45,000
Issuance of common stock for employee services	23,000	100,000
Stock option expense	146,000	104,000
(Increase) decrease in:
Accounts receivable	490,000	89,000
Inventory and supplies	89,000	238,000
Prepaid expenses and other current assets	(190,000)	42,000
Increase (decrease) in:
Accounts payable	(32,000)	(30,000)
Deferred revenues	(147,000)	51,000
Accrued payroll and related expenses	192,000	(22,000)
Other accrued liabilities	(144,000)	(425,000)
Accrued interest payable	20,000	21,000

Net cash used in operating activities	(1,125,000)	(1,212,000)

Cash flows from investing activities:
Purchases of property and equipment	(57,000)	(6,000)

Net cash used in investing activities	(57,000)	(6,000)

Cash flows from financing activities:
Payments on notes payable	(7,000)	(16,000)

Net cash used in financing activities	(7,000)	(16,000)

Net decrease in cash and cash equivalents	(1,189,000)	(1,234,000)
Cash and cash equivalents, beginning of period	13,078,000	5,324,000

Cash and cash equivalents, end of period	$11,889,000	$4,090,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$1,000

Assets acquired through financing arrangements	$—	$38,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three months ended March 31, 2010 and 2009
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
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of and for the three months ended March 31, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year then ended.
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
Revenue Recognition
     The Company manufactures proprietary products and other products based on design specifications provided by its customers. The Company recognizes revenue only when all of the following criteria have been met:
•	Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

•	Delivery Has Occurred or Services Have Been Rendered — The Company performs all services or delivers all products prior to recognizing revenue. Professional consulting and engineering services are considered to be performed when the services are complete. Equipment is considered delivered upon delivery to a customer’s designated location. In certain instances, the customer elects to take title upon shipment.

•	The Fee for the Arrangement is Fixed or Determinable — Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for professional consulting services, engineering services and equipment sales are fixed under the terms of the written contract. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

•	Collectibility is Reasonably Assured — The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis. Amounts received upfront for engineering or development fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company to provide on-going services or performance. All amounts received under collaborative research agreements or research and development contracts are nonrefundable, regardless of the success of the underlying research.
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
     Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Claims against customers are recognized as revenue upon settlement. Revenues recognized in excess of amounts received are classified as current assets. Amounts billed to clients in excess of revenues recognized to date are classified as current liabilities on contracts.
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
Warranty Costs
     The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. Our products are generally warranted to be free of defects in materials and workmanship for a period of one year from the date of delivery, subject to standard limitations for equipment that has been altered by other than Enova Systems personnel and equipment which has been subject to negligent use. Warranty provisions are based on past experience of product returns, number of units repaired and our historical warranty incidence over the past twelve month period. The warranty liability is evaluated on an ongoing basis for adequacy and may be adjusted as additional information regarding expected warranty costs become known.
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
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31,	December 31,
	2010	2009
Raw Materials	$6,160,000	$6,341,000
Work In Progress	240,000	132,000
Finished Goods	95,000	111,000
Reserve for Obsolescence	(988,000)	(979,000)

Total	$5,507,000	$5,605,000

4. Property and Equipment
     Property and equipment consisted of the following at:

	March 31,	December 31,
	2010	2009
Computers and software	$556,000	$556,000
Machinery and equipment	847,000	795,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	507,000	507,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	13,000	8,000

	3,369,000	3,312,000
Less accumulated depreciation and amortization	(2,086,000)	(1,949,000)

Total	$1,283,000	$1,363,000

     Depreciation and amortization expense was $137,000 and $157,000 for the three months ended March 31, 2010 and 2009, respectively, and within those total expenses, the amortization of leasehold improvements was $67,000 for the three months ended March 31, 2010 and 2009.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	March 31,	December 31,
	2010	2009
Accrued Inventory Received	$319,000	$334,000
Accrued Professional Services	332,000	395,000
Accrued Warranty	492,000	558,000

Total	$1,143,000	$1,287,000

     Accrued warranty consisted of the following activities during the quarters ended March 31:

	2010	2009
Balance at beginning of quarter	$558,000	$545,000
Accruals for warranties issued during the period	38,000	42,000
Warranty claims	(104,000)	(49,000)

Balance at end of quarter	$492,000	$538,000

6. Intangible Assets
     Intangible assets consist of legal fees directly associated with patent licensing. The Company has been granted three patents. These patents have been capitalized and are being amortized on a straight-line basis over a period of 20 years.
     Intangible assets consisted of the following at:

	March 31,	December 31,
	2010	2009
Patents	$$93,000	$93,000
Less accumulated amortization	(34,000)	(33,000)

Total	$$59,000	$60,000

     Amortization expense charged to operations was $1,000 for the three months ended March 31, 2010 and 2009.

7. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	March 31,	December 31,
	2009	2009
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2010), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000

Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	6,000	8,000

Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000

Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	16,000	18,000

Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	30,000	32,000

Secured note payable to a financial institution in the original amount of $19,000 bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	17,000	18,000

	1,347,000	1,354,000
Less current portion	(66,000)	(68,000)

Long-term portion	$1,281,000	$1,286,000

     As of March 31, 2010 and December 31, 2009, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,073,000 and $1,054,000, respectively. Interest expense on notes payable amounted to approximately $22,000 and $24,000 during the quarters ended March 31, 2010 and 2009, respectively.
8. Revolving Credit Agreement
     The Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $200,000, which is secured by a $200,000 certificate of deposit. The facility expires on June 30, 2010. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.
9. Stockholders’ Equity
     During the quarters ended March 31, 2010 and 2009, the Company issued shares of common stock valued at $0 and $45,000, respectively, to directors as compensation based upon the trading value of the common stock on the date of issuance. During the quarters ended March 31, 2010 and 2009, the Company issued shares of common stock valued at $23,000 and $100,000, respectively, to employees as compensation based upon the trading value of the common stock on the date of issuance.
10. Subsequent Events
     The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

11. Stock Options
Stock Option Program Description
     As of March 31, 2010, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the 2006 “Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees, executives and directors for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 1,680,000 shares were available for grant as of March 31, 2010. All stock options have terms of between five and ten years and generally vest and become fully exercisable from one to three years from the date of grant. As of March 31, 2010, the Company had 1,371,000 options outstanding which were comprised of issuances under the 1996 Plan and the 2006 Plan of 74,000 and 1,297,000, respectively.
     Share-based compensation expense related to stock options reduced the Company’s results of operations as follows:

	For the three months ended
	March 31,	March 31,
	2010	2009
Income from continuing operations before income taxes	$146,000	$104,000
Income from continuing operations after income taxes	$146,000	$104,000
Cash flows from operations	$146,000	$104,000
Cash flows from financing activities	$—	$—
     As of March 31, 2010, the total compensation cost related to non-vested awards not yet recognized is $766,000. The weighted average period over which the future compensation cost is expected to be recognized is 19 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2010 of $1.57 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on March 31, 2010. This amount will change based on the fair market value of the Company’s stock.
     The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

			Weighted Average
	Number of		Remaining
	Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2009	1,410,000	$2.10	7.65
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	(39,000)	$3.42	—

Outstanding at March 31, 2010	1,371,000	$2.06	7.52	$565,000

Exercisable at March 31, 2010	620,000	$2.94	6.87	$166,000

     The weighted-average remaining contractual life of the options outstanding at March 31, 2010 was 7.52 years. The exercise prices of the options outstanding at March 31, 2010 ranged from $0.21 to $4.35. Options exercisable were 620,000 and 531,000 at March 31, 2010 and December 31, 2009, respectively. The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0 and $0.19, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     There were no new options granted during the three months ended March 31, 2010. The fair values of all stock options granted during the three months ended March 31, 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended
	March 31,
	2010	2009
Expected life (in years)	—	3
Average risk-free interest rate	—	2%
Expected volatility	—	194%
Expected dividend yield	—	0%
Forfeiture rate	—	3%
     The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
12. Concentrations
     The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on their customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 55%, 22% and 11%, respectively, of total gross accounts receivable at March 31, 2010, and two customers represented 77% and 11%, respectively, of total gross accounts receivable at December 31, 2009.
     The Company’s revenues are concentrated with few customers. For the three months ended March 31, 2010, two customers represented 69% and 12% of gross revenues. For the three months ended March 31, 2009, three customers represented 37%, 25%, and 21% of gross revenues.
13. Recent Accounting Pronouncements
     In April 2010, the FASB amended ASC 718 Compensation — Stock Compensation, effective for reporting periods beginning on or after December 15, 2010, to provide guidance on the effect of denominating the exercise price of share-based payment awards denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades that differs from the functional currency of the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards as liabilities because of their foreign currency exercise price. The updated guidance amends ASC 718 to clarify that such awards should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should not be classified as a liability if the award otherwise qualifies as equity. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.
     In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirement. The standard amends ASC Topic 855 to address certain implementation issues related to an entities requirement to perform and disclose subsequent-event procedures. The standard requires SEC filers to “evaluate subsequent events through the date the financial statements are issued” and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The Company evaluates subsequent events through the date and time of the filing of the applicable periodic report with the SEC. The Company evaluated subsequent events through the date of issuance of its Quarterly Report on Form 10-Q. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
     In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of fair value measurement. The Company adopted this standard on January 1, 2010. The standard does not change how fair values are measured; accordingly, the standard will not have an impact on the Company’s financial statements. At March 31, 2010, the Company did not transfer any assets or liabilities that are measured at fair value on a recurring basis between Levels 1 and 2, and did not have any transfers into and out of Level 3.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Overview
     Enova believes it is a leader in the development and production of proprietary, commercial digital power management systems for transportation vehicles and stationary power generation systems. Power management systems control and monitor electric power in an automotive or commercial application such as an automobile or a stand-alone power generator. Electric drive systems are comprised of an electric motor, an electronics control unit, a gear unit and batteries which power an electric vehicle. Hybrid systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, eliminating external recharging of the battery system. Our hybrid systems can alternatively utilize a hydrogen fuel cell as a power source to recharge the battery system. Stationary power systems utilize similar components to those which are in a mobile drive system in addition to other elements.
     A fundamental element of Enova’s strategy is to develop and produce advanced proprietary software, firmware and hardware for applications in these alternative power markets. Our focus is digital power conversion, power management, and system integration, focusing chiefly on vehicle power generation.
     Specifically, we develop, design and produce drive systems and related components for electric, hybrid-electric and fuel cell vehicles. We also develop, design and produce power management and power conversion components for stationary distributed power generation systems. Additionally, we perform research and development (“R&D”) to augment and support others’ and our own related product development efforts.
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
Recent Developments
     In February 2010, Enova was awarded an exclusive supplier contract with the U.S. General Services Administration (“GSA”), which provides vehicles for government agencies and armed forces. Under that contract, Enova will supply our Ze all-electric walk-in step vans to the GSA under the Cargo Vans category. We received our first order from a military installation in April and have planned a series of demonstrations with government officials in the second quarter of 2010. The order reflects increased awareness by federal agencies of the Department of Energy’s (“DOE”) Federal Management Program recent publication titled “Guidance for Federal Agencies on Executive Order 13514 Section 12 — Federal Fleet Management”, under which federal agencies are required to reduce their petroleum consumption by 2% annually for a total 30% reduction by 2020. The Ze van can completely displace the petroleum use of its gasoline or diesel counterpart. Enova has partnered with Freightliner Custom Chassis Corporation (“Freightliner”), a subsidiary of Daimler Trucks North America LLC, to integrate and deploy the Ze technology with their MT-45 walk-in van chassis.
     Also in February 2010, Enova lauded Smith Electric Vehicles’ (“Smith”) recent GSA announcement of the Smith Newton product offering in the Medium and Heavy Duty Vans category with a gross vehicle weight rating (“GVWR”) of 25,500 lbs. The Smith Newton is an exclusive, all-electric medium and heavy duty truck offering on the GSA product menu. This was augmented by Navistar’s continued leadership in the American school bus market with its exclusive GSA contract to supply hybrid school buses.
     In March 2010, Smith Electric Vehicles was selected to receive an additional $22 million in grant funding from the Department of Energy (“DOE”), bringing the total DOE grant funding available to Smith to $32 million toward the production of all —electric, zero emissions commercial trucks. Smith Electric has selected Enova as the exclusive drive system supplier for its flagship “Newton” route delivery vehicles, which incorporates Enova’s 120kW drive system controller. The DOE grant will be used to help offset Smith’s future vehicle development cost and to incentivize its customers to participate in a commercial electric vehicle demonstration program. Enova received an order from Smith for delivery in the second quarter of 2010 and continues to be a close strategic partner in the implementation of Smith’s North American initiatives.
     In April 2010, Enova expanded its all electric Zero Emissions (Ze) drive system offerings to include a Ford F-150 utility truck and Chevrolet Express cargo van. The Ford F-150 is the highest sales volume pick-up truck in the United States and has been integrated with a 90kW all-electric Ze drive system. The Chevy Express cargo van is one of the top selling domestic fleet vans in its vehicle classification and has been integrated with a 120kW all-electric Ze drive system. The all-electric Ford F150 will undergo a series of 3rd party testing at a nationally recognized clean vehicle testing center starting in June. Testing will include a range of dynamometer and on-road testing programs.
     The California Air Resources Board (“CARB”) recently started its $20 million Hybrid Voucher Incentive Program (“HVIP”) to stimulate the purchase of hybrid trucks and buses. The HVIP is designed to offset about half of the incremental additional cost of eligible hybrid medium- and heavy-duty vehicles using a simplified purchase voucher. This amount was deemed critical by fleets and manufacturers to assist the early market. The HVIP is also designed to assist fleets and dealers by reducing this cost right at the time of purchase, and has been designed to simplify implementation. Currently, Navistar’s Hybrid School Buses with Enova’s Charge Depleting systems are eligible for rebates of between $20,000 and $30,000 depending on the weight class.
     CARB also started The Clean Vehicle Rebate Project (“CVRP”) which is administered statewide by the California Center for Sustainable Energy (“CCSE”). A total of $4.1 million was appropriated from the CARB’s Air Quality Improvement Program for the CVRP in order to promote the production and use of zero-emission vehicles, including electric, plug-in hybrid electric, and fuel cell vehicles. The Smith Newton, which is powered by Enova’s Ze all-electric drive system, is eligible for a $20,000 rebate.
     During the first quarter of 2010, we also continued to produce electric and hybrid electric drive systems and components for other customers, including First Auto Works (“FAW”) in China, United Kingdom bus manufacturers including Tanfield Engineering Systems and Wright Bus, and Navistar and HCATT in North America.

     Enova has incurred significant operating losses in the past. As of March 31, 2010, we had an accumulated deficit of approximately $138.4 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2010 and beyond, there are no assurances that such additional agreements will be realized.
Critical Accounting Policies
     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2009.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009
First Quarter of Fiscal 2010 vs. First Quarter of Fiscal 2009

	Three Months Ended			As a % of Revenues
	March 31,			March 31,
	2010	2009	% Change	2010	2009
Revenues	$929,000	$688,000	35%	100%	100%
Cost of revenues	846,000	579,000	46%	91%	84%

Gross profit (loss)	83,000	109,000	-24%	9%	16%
Operating expenses
Research and development	322,000	254,000	27%	35%	37%
Selling, general & administrative	1,477,000	1,495,000	-1%	159%	217%

Total operating expenses	1,799,000	1,749,000	3%	194%	254%

Operating loss	(1,716,000)	(1,640,000)	-5%	-185%	-238%

Other income and (expense)
Interest and other income (expense)	(3,000)	(6,000)	50%	0%	-1%
Equity in losses of non-consolidated joint venture	—	(10,000)	100%	0%	-1%

Total other income (expense)	(3,000)	(16,000)	81%	0%	-2%

Net loss	$(1,719,000)	$(1,656,000)	-4%	-185%	-241%

     The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenue. Net revenues increased by $241,000 or 35% for the three months ended March 31, 2010 to $929,000 as compared to $688,000 for the corresponding period in 2009. Revenues in the current quarter were derived mainly from fulfillment of our initial major order from Smith Electric Vehicles, the North American subsidiary of Tanfield Group Plc, as well as Freightliner (“FCCC”) and the Hawaii Center for Advanced Transportation Technologies (“HCATT”). The increase in revenue for the three months ended March 31, 2010 compared to 2009 was mainly due to the delivery of twenty electric drive systems to Smith Electric Vehicles and the completion of initial deliveries to FCCC. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. The cost of revenues for the three months ended March 31, 2010 increased by 46% to $846,000 from $579,000 for the corresponding period in 2009, primarily due to the increase in revenue and an increase in inventory charges recorded in the first quarter of 2010.
     Gross Margin. Gross margin declined for the three months ended March 31, 2010 to $83,000 (9% of revenue) from $109,000 (16% of revenue) for the same period in 2009. The change in gross margin is primarily attributable to the recognition of revenue on certain higher profit development contracts in the first quarter of 2009 and our recording an increased inventory charge in 2010. We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through focus on our manufacturing and inventory processes that have resulted in tighter controls over production costs. As we make deliveries on higher volume production contracts in the second quarter of 2010, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). Internal research, development and engineering expenses increased $68,000 or 27% in the three months ended March 31, 2010 to $322,000 from $254,000 for the same period in 2009. R&D costs were higher as we devoted increased engineering personnel resources to the development of our next generation motor control unit and charger, testing of new battery technologies, as well as engine off capability for our post transmission parallel hybrid drive system. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software, enhanced DC-DC converters and digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). Selling, general and administrative expenses decreased $18,000 or 1% for the three months ended March 31, 2010 to $1,477,000 from $1,495,000 for the same period in 2009. S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments, and non-cash charges for depreciation and options expense. The Company implemented a series of cost savings measures in response to the severe sales environment through the first quarter of 2009 and has selectively increased expenditures in support of key strategic marketing and customer service initiatives in 2010.
     Interest and Other Income (Expense). Interest and Other Income (Expense) increased by $3,000 to a net expense of $3,000 for the three months ended March 31, 2010 from a net expense of $6,000 for the same period in 2009. Interest income increased as a result of the Company having a larger average investable cash balance after our equity raise in December 2009.
     Equity in Losses of Non-consolidated Joint Venture. A loss of $10,000 was recorded in the three months ended March 31, 2009, reflecting the pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC). The joint venture partners, Hyundai Heavy Industries, Enova and ITC, mutually agreed to the dissolution of ITC, which was completed on April 6, 2009.
     Net Loss. Net loss increased by $63,000 or 4% for the three months ended March 31, 2010 to $1,719,000 from $1,656,000 for the same period in 2009. The increase in the net loss was mainly due to increased R&D costs incurred in the first quarter of 2010.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10K for 2009. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.
     LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing and other general and administrative costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or develop and/or acquire the capability to manufacture and sell our products profitably. Our operations during the three months ended March 31, 2010 were financed by product sales as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $200,000 which expires on June 30, 2010. The Credit Agreement is secured by a $200,000 certificate of deposit (“CD”). The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. As of March 31, 2010, the renewed Credit Agreement was fully drawn as the financial institution has issued a $200,000 irrevocable letter of credit in favor of Sunshine Distribution LP (“Landlord”), with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California. We anticipate that the credit facility will be renewed with similar terms as the existing facility.
     Net cash used in operating activities was $1,125,000 for the three months ended March 31, 2010 compared to $1,212,000 for the three months ended March 31, 2009. Cash used in operations for the first three months of 2010 decreased compared to 2009 due to lower personnel, operations and administrative expenditures, our continued utilization of inventory on-hand for current year sales and collections of customer receivables from the second half of 2009. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for employee services. Stock compensation to our directors was changed effective in 2010 from the issuance of common stock to stock option grants. This resulted in an increase in stock options expense of $42,000 to $146,000 in the first three months of 2010 compared to the first three months of 2009 and a decrease in the issuance of common stock for director services from $45,000 to $0. We continued to conserve cash resources by maintaining our reduced employee headcount and restrictions on administration and operating expenditures. As of March 31, 2010, the Company had $11,889,000 of cash and cash equivalents.
     Net cash used in investing activities for capital expenditures was $57,000 for the first three months of 2010 compared to net cash used of $6,000 for capital expenditures in the first three months of 2009.
     Net cash used in financing activities totaled $7,000 for the first three months of 2010, compared to net cash used in financing activities of $16,000 for the first three months of 2009.

     As of March 31, 2010, net accounts receivable was $952,000, a 34% decrease from the balance at December 31, 2009 of $1,442,000. The decrease in the receivable balance was due to collections on orders for FAW and HCATT shipped during the second half of 2009.
     Inventory decreased by $98,000 when comparing the balances at March 31, 2010 and December 31, 2009, which represents a 2% decrease in the inventory balance between the two dates. The decrease resulted from net inventory activity including receipts totaling approximately $473,000 and normal consumption of approximately $571,000 due to sales and research activities during the first three months of 2010.
     Prepaid expenses and other current assets increased by a net $190,000, or 72%, to $453,000 at March 31, 2010 from the December 31, 2009 balance of $263,000. A deposit of $179,000 was made on a purchase order to Hyundai Heavy Industries for electric motors to be delivered in the second quarter of 2010.
     Property and equipment decreased by $80,000, net of depreciation, at March 31, 2010, when compared to the December 31, 2009 balance of $1,363,000. In the first three months of 2010, the Company recognized depreciation expense of $137,000 and recorded additions to fixed assets totaling $57,000.
     Accounts payable decreased in the first three months of 2010 by $32,000 to $383,000 from $415,000 at December 31, 2009.
     Deferred revenues were $210,000 at March 31, 2010 compared to a $357,000 balance at December 31, 2009. This balance is expected to be realized into revenue in the second quarter of 2010 and is associated with prepayment on purchase orders from several different customers.
     Accrued payroll and related expenses increased by $192,000, or 69%, to $469,000 at March 31, 2010 compared to a balance of $277,000 at December 31, 2009. The change is primarily due to the accrual of a management estimate of 2010 employee incentive bonuses on a prorated monthly basis, which was not done in 2009.
     Other accrued liabilities decreased by $144,000, or 11%, to $1,143,000 at March 31, 2010 from the balance of $1,287,000 at December 31, 2009, primarily due to payments for accrued professional services as well as a net decrease in the accrued warranty balance as costs for warranty repairs were greater than warranty accruals for sales during the quarter.
     Accrued interest payable was $1,094,000 at March 31, 2010, an increase of 2% from the balance of $1,074,000 at December 31, 2009. The increase is due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.
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

ITEM 4T. CONTROLS AND PROCEDURES
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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity and Use of Proceeds
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. Removed and Reserved
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
Date: May 17, 2010

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