Form 10-Q
period 2010-06-30
ENOVA SYSTEMS INC
filed 2010-08-11
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2010, there were 31,428,232 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,203,000	$13,078,000
Short term investments	200,000	200,000
Accounts receivable, net of allowance for doubtful accounts of $31,000 as of June 30, 2010 and December 31, 2009	1,660,000	1,442,000
Inventories and supplies, net	4,910,000	5,605,000
Prepaid expenses and other current assets	436,000	263,000

Total current assets	17,409,000	20,588,000
Long term accounts receivable	215,000	—
Property and equipment, net	1,306,000	1,363,000
Intangible assets, net	58,000	60,000

Total assets	$18,988,000	$22,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$636,000	$415,000
Deferred revenues	98,000	357,000
Accrued payroll and related expenses	543,000	277,000
Other accrued liabilities	988,000	1,287,000
Current portion of notes payable	69,000	68,000

Total current liabilities	2,334,000	2,404,000
Accrued interest payable	1,115,000	1,074,000
Notes payable, net of current portion	1,296,000	1,286,000

Total liabilities	4,745,000	4,764,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2010 and December 31, 2009	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2010 and December 31, 2009	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 31,428,000 and 31,404,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	144,049,000	143,995,000
Additional paid-in capital	8,621,000	8,336,000
Accumulated deficit	(140,051,000)	(136,708,000)

Total stockholders’ equity	14,243,000	17,247,000

Total liabilities and stockholders’ equity	$18,988,000	$22,011,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$2,054,000	$576,000	$2,983,000	$1,264,000
Cost of revenues	1,764,000	613,000	2,610,000	1,192,000

Gross income (loss)	290,000	(37,000)	373,000	72,000
Operating expenses
Research and development	361,000	335,000	683,000	589,000
Selling, general & administrative	1,551,000	1,570,000	3,028,000	3,065,000

Total operating expenses	1,912,000	1,905,000	3,711,000	3,654,000

Operating loss	(1,622,000)	(1,942,000)	(3,338,000)	(3,582,000)

Other income and (expense)
Interest and other income (expense)	(2,000)	(98,000)	(5,000)	(104,000)
Gain (loss) from non-consolidated joint venture	—	6,000	—	(4,000)

Total other income (expense)	(2,000)	(92,000)	(5,000)	(108,000)

Net loss	$(1,624,000)	$(2,034,000)	$(3,343,000)	$(3,690,000)

Basic and diluted loss per share	$(0.05)	$(0.10)	$(0.11)	$(0.18)

Weighted average number of shares outstanding	31,416,000	20,896,000	31,410,000	20,871,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,343,000)	$(3,690,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	103,000	240,000
Depreciation and amortization	273,000	318,000
Loss on asset disposal	—	3,000
Equity in losses of non-consolidated joint venture	—	10,000
Gain from dissolution of non-consolidated joint venture	—	(6,000)
Issuance of common stock for director services	—	90,000
Issuance of common stock for employee services	48,000	124,000
Stock option expense	285,000	230,000
(Increase) decrease in:
Accounts receivable	(218,000)	380,000
Inventory and supplies	592,000	469,000
Prepaid expenses and other current assets	(173,000)	(24,000)
Long term accounts receivable	(215,000)	—
Increase (decrease) in:
Accounts payable	221,000	334,000
Deferred revenues	(259,000)	670,000
Accrued payroll and related expenses	266,000	(69,000)
Other accrued liabilities	(299,000)	(805,000)
Accrued interest payable	41,000	41,000

Net cash used in operating activities	(2,678,000)	(1,685,000)

Cash flows from investing activities:
Purchases of short-term investments	—	(200,000)
Maturities of short-term investments	—	2,000,000
Proceeds from the dissolution of non-consolidated joint venture	—	137,000
Purchases of property and equipment	(188,000)	(100,000)

Net cash provided by (used in) investing activities	(188,000)	1,837,000

Cash flows from financing activities:
Payments on notes payable	(15,000)	(33,000)
Proceeds from the exercise of stock options	6,000	—

Net cash used in financing activities	(9,000)	(33,000)

Net increase (decrease) in cash and cash equivalents	(2,875,000)	119,000
Cash and cash equivalents, beginning of period	13,078,000	5,324,000

Cash and cash equivalents, end of period	$10,203,000	$5,443,000

Supplemental disclosure of cash flow information:
Interest paid	$3,000	$4,000

Assets acquired through financing arrangements	$26,000	$38,000

Net assets acquired in exchange for Enova’s interest in joint venture:
Inventory	$—	$1,075,000

Prepaid expenses and other current assets	$—	$104,000

Reduction of related party payable, net of receivable	$—	$32,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three and six months ended June 30, 2010 and 2009
1. Description of the Company and its Business
     Enova Systems, Inc. (“Enova” “We” or the “Company”) changed its name in July 2000. The Company was previously known as U.S. Electricar, Inc., a California corporation, which was incorporated on July 30, 1976. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     We recognize revenue from milestone payments over the remaining minimum period of performance obligations.
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
Warranty Costs
     The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. Our products are generally warranted to be free of defects in materials and workmanship for a period of eighteen months from the date of delivery, subject to standard limitations for equipment that has been altered by other than Enova personnel and equipment which has been subject to negligent use. Warranty provisions are based on past experience of product returns, number of units repaired and our historical warranty incidence over the past eighteen month period. The warranty liability is evaluated on an ongoing basis for adequacy and may be adjusted as additional information regarding expected warranty costs become known.
Stock Based Compensation
     We measure the compensation cost for stock-based awards classified as equity at their fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest, net of estimated forfeitures.
     See Note 10 Stock Options for further information on stock-based compensation expense.
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	June 30,	December 31,
	2010	2009
Raw Materials	$5,639,000	$6,341,000
Work In Progress	237,000	132,000
Finished Goods	115,000	111,000
Reserve for Obsolescence	(1,081,000)	(979,000)

Total	$4,910,000	$5,605,000

4. Property and Equipment
     Property and equipment consisted of the following at:

	June 30,	December 31,
	2010	2009
Computers and software	$577,000	$556,000
Machinery and equipment	853,000	795,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	650,000	507,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	—	8,000

	3,526,000	3,312,000
Less accumulated depreciation and amortization	(2,220,000)	(1,949,000)

Total	$1,306,000	$1,363,000

     Depreciation and amortization expense was $271,000 and $316,000 for the six months ended June 30, 2010 and 2009, respectively, and within those total expenses, the amortization of leasehold improvements was $134,000 and $135,000 for the six months ended June 30, 2010 and 2009, respectively. Depreciation and amortization expense was $134,000 and $159,000 for the three months ended June 30, 2010 and 2009, respectively, and within those total expenses, the amortization of leasehold improvements was $67,000 for each of the three months ended June 30, 2010 and 2009.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	June 30,	December 31,
	2010	2009
Accrued Inventory Received	$183,000	$334,000
Accrued Professional Services	312,000	395,000
Accrued Warranty	493,000	558,000

Total	$988,000	$1,287,000

     Accrued warranty consisted of the following activities during the six months ended June 30:

	2010	2009
Balance at beginning of year	$558,000	$545,000
Accruals for warranties issued during the period	207,000	71,000
Warranty claims	(272,000)	(86,000)

Balance at end of quarter	$493,000	$530,000

     Accrued warranty consisted of the following activities during the three months ended June 30:

	2010	2009
Balance at beginning of quarter	$492,000	$538,000
Accruals for warranties issued during the period	169,000	29,000
Warranty claims	(168,000)	(37,000)

Balance at end of quarter	$493,000	$530,000

6. Intangible Assets
     Intangible assets consist of legal fees directly associated with patent licensing. The Company has been granted three patents. These patents have been capitalized and are being amortized on a straight-line basis over a period of 20 years.
     Intangible assets consisted of the following at:

	June 30,	December 31,
	2010	2009
Patents	$93,000	$93,000
Less accumulated amortization	(35,000)	(33,000)

Total	$58,000	$60,000

     Amortization expense charged to operations was $2,000 for the six months ended June 30, 2010 and 2009.

7. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	June 30,	December 31,
	2010	2009
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of June 30, 2010), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000

Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	3,000	8,000

Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000

Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	13,000	18,000

Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	29,000	32,000

Secured note payable to a financial institution in the original amount of $19,000 bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	17,000	18,000

Secured note payable to a financial institution in the original amount of $26,000 bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	25,000	—

	1,365,000	1,354,000
Less current portion	(69,000)	(68,000)

Long-term portion	$1,296,000	$1,286,000

     As of June 30, 2010 and December 31, 2009, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,093,000 and $1,054,000, respectively. Interest expense on notes payable amounted to approximately $44,000 and $46,000 during the six months ended June 30, 2010 and 2009, respectively. Interest expense on notes payable amounted to approximately $22,000 during each of the three months ended June 30, 2010 and 2009.
8. Revolving Credit Agreement
     The Company entered into a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $200,000, which is secured by a $200,000 certificate of deposit. The facility expired on June 30, 2010 and was renewed for a period of 3 years and 6 months with the same terms on July 1, 2010 with an expiration of December 31, 2013. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of the Company’s landlord, Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.
9. Stockholders’ Equity

     During the six months ended June 30, 2010 and 2009, the Company issued shares of common stock valued at $48,000 and $214,000, respectively, to directors and employees as compensation based upon the trading value of the common stock on the date of issuance. During the three months ended June 30, 2010 and 2009, the Company issued shares of common stock valued at $25,000 and $69,000, respectively, to directors and employees as compensation based upon the trading value of the common stock on the date of issuance.
10. Stock Options
Stock Option Program Description
     As of June 30, 2010, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees, executives and directors for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 1,680,000 shares were available for grant as of June 30, 2010. All stock options have terms of between five and ten years and generally vest and become fully exercisable from one to three years from the date of grant. As of June 30, 2010, the Company had 1,348,000 options outstanding which were comprised of issuances under the 1996 Plan and the 2006 Plan of 74,000 and 1,274,000, respectively.
     As of June 30, 2010, the total compensation cost related to non-vested awards not yet recognized is $614,000. The weighted average period over which the future compensation cost is expected to be recognized is 18 months. The aggregate intrinsic value represents the total pretax intrinsic value, which is the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2010 of $0.92 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on June 30, 2010. This amount will change based on the fair market value of the Company’s stock. The intrinsic value of in-the-money stock options outstanding was $112,000 and $74,000 at June 30, 2010 and 2009, respectively. The aggregate intrinsic value of exercisable stock options was $61,000 and $18,000 at June 30, 2010 and 2009, respectively.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

			Weighted Average
			Remaining
	Number of Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value
Outstanding at December 31, 2009	1,410,000	$2.10	7.65
Granted	—	$—	—
Exercised	(23,000)	$0.27	—
Forfeited or Cancelled	(39,000)	$3.42	—

Outstanding at June 30, 2010	1,348,000	$2.09	7.24	$112,000

Exercisable at June 30, 2010	749,000	$2.64	6.66	$61,000

     The exercise prices of the options outstanding at June 30, 2010 ranged from $0.21 to $4.35. The weighted average grant-date fair value of options granted during the six months ended June 30, 2009 was $0.58. There were no new options granted during the six months ended June 30, 2010. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     The fair values of all stock options granted during the six months ended June 30, 2009 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the six months ended		For the three months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Expected life (in years)	—	4	—	4
Average risk-free interest rate	—	2%	—	2%
Expected volatility	—	194%	—	194%
Expected dividend yield	—	0%	—	0%
Forfeiture rate	—	3%	—	3%

     The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
11. Concentrations
     The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on their customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Three customers represented 32%, 31% and 27%, respectively, of total gross accounts receivable at June 30, 2010, and two customers represented 77% and 11%, respectively, of total gross accounts receivable at December 31, 2009.
     The Company’s revenues are concentrated with few customers. For the three and six months ended June 30, 2010, three customers represented 31%, 31% and 24% of gross revenues and three customers represented 43%, 21% and 18% of gross revenues, respectively. For the three and six months ended June 30, 2009, three customers represented 65%, 15% and 14% of gross revenues and four customers represented 42%, 21%, 20% and 11% of gross revenues, respectively.
12. Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued applicable to Enova Systems, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     Enova’s primary market focus centers on both electric series and parallel hybrid medium and heavy-duty drive systems for multiple vehicle and marine applications. A series hybrid system is one where only the electric motor connects to the drive shaft; a parallel hybrid system is one where both the internal combustion engine and the electric motor are connected to the drive shaft. We believe series-hybrid and parallel-hybrid medium and heavy-duty drive system sales offer Enova the greatest return on investment in both the short and long term. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. By aligning ourselves with key customers in our target markets, we believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time or expense. As we penetrate more market areas, we are continually refining both our market strategy and our product line to maintain our leading edge in power management and conversion systems for mobile applications.
     Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking data on our business.
Recent Developments
     In February 2010, Enova was awarded an exclusive supplier contract with the U.S. General Services Administration (“GSA”), which provides vehicles for government agencies and armed forces. Under that contract, Enova will supply our Zero Emissions (“Ze”) all-electric walk-in step vans to the GSA under the Cargo Vans category. Enova has partnered with Freightliner Custom Chassis Corporation (“Freightliner”), a subsidiary of Daimler Trucks North America LLC, to integrate and deploy the Ze technology with their MT-45 walk-in van chassis. Most recently, Enova was notified by GSA of its intent to extend the all-electric step van contract for another year.
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
     In March 2010, Smith was selected to receive an additional $22 million in grant funding from the Department of Energy (“DOE”), bringing the total DOE grant funding available to Smith to $32 million toward the production of all-electric, zero emissions commercial trucks. Smith has selected Enova as the exclusive drive system supplier for its flagship “Newton” route delivery vehicles, which incorporates Enova’s 120kW drive system controller. The DOE grant will be used to help offset Smith’s future vehicle development cost and to incentivize its customers to participate in a commercial electric vehicle demonstration program. Most recently and in response the aforementioned government funding, President Barack Obama visited Smith’s new Kansas City manufacturing facility to speak on the creation of clean vehicle jobs.
     In April 2010, Enova expanded its all electric Ze drive system offerings to include a Ford F-150 utility truck and Chevrolet Express cargo van. The Ford F-150 is the highest sales volume pick-up truck in the United States and has been integrated with a 90kW all-electric Ze drive system. The Chevy Express cargo van is one of the top selling domestic fleet vans in its vehicle classification and has been integrated with a 120kW all-electric Ze drive system. The all-electric Ford F-150 is currently being evaluated for a series of 3rd party testing at a nationally recognized clean vehicle testing center that started in June. Testing will include a range of dynamometer and on-road testing programs.

     In June 2010, the California Air Resources Board (“CARB”) continued the Hybrid Voucher Incentive Program (“HVIP”) by approving the State of California’s “AB 118 Air Quality Improvement Program Funding Plan for Fiscal Year 2010-11” for $25 million. The HVIP was designed to stimulate the purchase of both hybrid and zero-emission commercial trucks and buses by offsetting a portion of the incremental cost for these commercial vehicles through rebates. Currently, Navistar’s Hybrid School Buses with Enova’s Charge Depleting systems are eligible for rebates of between $20,000 and $30,000 depending on the weight class. The Smith Newton, which is powered by Enova’s Ze all-electric drive system, is also eligible for a $20,000 rebate.
     Also in June 2010, Enova partnered with Remy International, Inc. (“Remy”) to develop a new electric drive system based on the new Enova Omni Controller and the patented Remy High Voltage Hairpin (“HVH”) motor. The Omni Controller is Enova’s next-generation 200kVA-capable power inverter for hybrid-electric and all-electric medium and heavy-duty commercial vehicles. The Remy HVH Permanent Magnet Motor maximizes fuel efficiency and offers class leading torque and power density. Together, the Remy/Enova electric drive system aims to increase the value proposition with more alternative propulsion energy and thus more miles on the road.
     Enova has incurred significant operating losses in the past. As of June 30, 2010, we had an accumulated deficit of approximately $140.1 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
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
Inventory — Inventories are priced at the lower of cost or market utilizing first-in, first-out (“FIFO”) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.
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

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 compared to Three and Six Months Ended June 30, 2009
Second Quarter of Fiscal 2010 vs. Second Quarter of Fiscal 2009

	Three Months Ended			As a % of Revenues
	June 30,			June 30,
	2010	2009	%Change	2010	2009
Revenues	$2,054,000	$576,000	257%	100%	100%
Cost of revenues	1,764,000	613,000	188%	86%	106%

Gross profit (loss)	290,000	(37,000)	884%	14%	-6%
Operating expenses
Research and development	361,000	335,000	8%	18%	58%
Selling, general & administrative	1,551,000	1,570,000	-1%	76%	273%

Total operating expenses	1,912,000	1,905,000	0%	93%	331%

Operating loss	(1,622,000)	(1,942,000)	-16%	-79%	-337%

Other income and (expense)
Interest and other income (expense)	(2,000)	(98,000)	-98%	0%	-17%
Gain (loss) from non-consolidated joint venture	—	6,000	-100%	0%	1%

Total other income (expense)	(2,000)	(92,000)	-98%	0%	-16%

Net loss	$(1,624,000)	$(2,034,000)	-20%	-79%	-353%

First Six Months of Fiscal 2010 vs. First Six Months of Fiscal 2009

	Six Months Ended			As a % of Revenues
	June 30,			June 30,
	2010	2009	%Change	2010	2009
Revenues	$2,983,000	$1,264,000	136%	100%	100%
Cost of revenues	2,610,000	1,192,000	119%	87%	94%

Gross profit (loss)	373,000	72,000	418%	13%	6%
Operating expenses
Research and development	683,000	589,000	16%	23%	47%
Selling, general & administrative	3,028,000	3,065,000	-1%	102%	242%

Total operating expenses	3,711,000	3,654,000	2%	124%	289%

Operating loss	(3,338,000)	(3,582,000)	-7%	-112%	-283%

Other income and (expense)
Interest and other income (expense)	(5,000)	(104,000)	-95%	0%	-8%
Gain (loss) from non-consolidated joint venture	—	(4,000)	-100%	0%	0%

Total other income (expense)	(5,000)	(108,000)	-95%	0%	-9%

Net loss	$(3,343,000)	$(3,690,000)	-9%	-112%	-292%

     The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenues. Revenues in the current year benefited from U.S. government grant programs, resulting in increased sales for fulfillment of initial orders from Smith Electric Vehicles, the North American subsidiary of Tanfield Group Plc, as well as Navistar Inc. The increase in revenue for the six months ended June 30, 2010 compared to 2009 was mainly due to the delivery of fifty electric drive systems to Smith Electric Vehicles and continued shipments of our hybrid drive systems to Navistar and First Auto Works (“FAW”). Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues increased primarily due to the increase in revenue. The improvement in the cost of revenue percentage is primarily attributable to our continuing focus on manufacturing and inventory processes that resulted in tighter control over production costs.

     Gross Profit (Loss). The change in gross margin is primarily attributable to efficiencies gained from higher production volumes and increased sales of higher margin spare parts in the first half of 2010 and our recording an increased inventory charge in 2009. We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through increased in-house manufacturing and inventory processes that have resulted in tighter controls over production costs. As we make deliveries on higher volume production contracts in the second half of 2010, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). R&D costs were higher as we devoted increased engineering personnel resources to the development of our next generation motor control unit and charger, continued testing of our EV vehicles, new battery technologies and electric motors, as well as engine off capability for our post transmission parallel hybrid drive system. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software, DC-DC converters and digital inverters as well as other power management firmware.
     Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments, and non-cash charges for depreciation and options expense. The Company’s cost savings measures in response to last year’s dire economic conditions have fully matured and become an integral part of the new sales environment in 2010. This also spurred a selective focus of key strategic marketing and customer service initiatives in 2010. The Company constantly evaluates contemporary or fully matured cost measures in the event of potential or future growth changes.
     Interest and Other Income (Expense). Interest and other income increased as a result of the Company having a larger average investable cash balance after our equity raise in December 2009 and a non-recurring cost of $88,000 to settle a vendor dispute was recorded in the first half of 2009.
     Gain (loss) from Non-Consolidated Joint Venture. A gain of $6,000 and a loss of $4,000 were recorded in the three and six month period ended June 30, 2009, respectively, reflecting the pro-rata share of gains/losses attributable to the dissolution of the joint venture and the forty percent investment interest in the Hyundai-Enova Innovative Technology Center (“ITC”). The joint venture partners, Hyundai Heavy Industries, Enova and ITC, mutually agreed to the dissolution of ITC, which was completed on April 6, 2009. No such gains or losses were realized in the first or second quarter of 2010.
     Net Loss. The decrease in the net loss was mainly due to increase in gross profit resulting from higher sales.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2009. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced cash flow shortages due to operating losses primarily attributable to research and development, marketing and other general and administrative costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing transactions. The extent of our capital needs will phase out once we reach a breakeven volume in sales or develop and/or acquire the capability to manufacture and sell our products profitably. Our operations during the six months ended June 30, 2010 were financed by product sales as well as from working capital reserves.
     The Company has a secured revolving credit facility with a financial institution (the “Credit Agreement”) for $200,000 which expired on June 30, 2010 and was renewed on July 1, 2010 for a term of 3 years and 6 months for the same amount and credit terms. The Credit Agreement is secured by a $200,000 certificate of deposit (“CD”). The interest rate is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. As of June 30, 2010, the renewed Credit Agreement was fully drawn as the financial institution has issued a $200,000 irrevocable letter of credit in favor of our landlord, Sunshine Distribution LP, with respect to the lease of the Company’s new corporate headquarters at 1560 West 190th Street, Torrance, California.
     Net cash used in operating activities was $2,678,000 for the six months ended June 30, 2010, an increase of $993,000 compared to $1,685,000 for the six months ended June 30, 2009. The increase in 2010 was primarily due to an increase in customer receivables from increased sales and a realization of revenue associated with the deferred revenue liability. Non-cash items include expense for stock-based compensation, depreciation and amortization, and issuance of common stock for employee services. Stock compensation to our directors was changed effective in 2010 from the issuance of common stock to the issuance of stock options. This resulted in a decrease in the issuance of common stock for director services from $90,000 to $0 and an increase in stock options expense from $230,000 to $285,000 in the first six months of 2010 compared to the first six months of 2009. We continued to conserve cash resources by maintaining our reduced employee headcount and restrictions on administration and operating expenditures. As of June 30, 2010, the Company had $10,203,000 of cash and cash equivalents.
     Net cash used in investing activities for capital expenditures was $188,000 for the first six months of 2010 compared to net cash provided of $1,837,000 for the first six months of 2009. In 2009, in conjunction with the reduction of our credit facility, we redeemed a certificate of deposit for $2,000,000 for use in operating activities and renewed the certificate of deposit at a reduced amount of $200,000.
     Net cash used in financing activities totaled $9,000 for the first six months of 2010, compared to net cash used in financing activities of $33,000 for the first six months of 2009. This decrease was attributed to proceeds from the exercise of stock options and lower payments on notes payable in the first six months of 2010 compared to the same period in 2009.
     As of June 30, 2010, net accounts receivable was $1,660,000, a 15% increase from the balance at December 31, 2009 of $1,442,000. The increase in the receivable balance was due to sales on orders for Smith, Navistar and FAW shipped during the second quarter of 2010.
     Inventory decreased by $695,000 when comparing the balances at June 30, 2010 and December 31, 2009, which represents a 12% decrease in the inventory balance between the two dates. The decrease resulted from net inventory activity including receipts totaling approximately $1,299,000 and normal consumption of approximately $1,891,000 due to sales and research activities during the first six months of 2010.
     Prepaid expenses and other current assets increased by a net $173,000, or 66%, to $436,000 at June 30, 2010 from the December 31, 2009 balance of $263,000. The increase was due to a deposit of $179,000 made on a purchase order to Hyundai Heavy Industries for electric motors to be delivered in the third quarter of 2010.
     Long term accounts receivable increased to $215,000 at June 30, 2010 compared to $0 at December 31, 2009. The Company agreed to defer collection of accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company has remedied all past and current warranty claims and anticipates full collection of the receivable.
     Property and equipment decreased by $57,000, net of depreciation, at June 30, 2010, when compared to the December 31, 2009 balance of $1,363,000. In the first six months of 2010, the Company recognized depreciation expense of $271,000 and recorded additions to fixed assets totaling $188,000.
     Accounts payable increased in the first six months of 2010 by $221,000 to $636,000 from $415,000 at December 31, 2009. The increase is due to purchases of inventory, mainly batteries, for customer sales in the second and third quarters of 2010.
     Deferred revenues decreased by $259,000 to a balance of $98,000 at June 30, 2010 compared to a $357,000 balance at December 31, 2009. This balance is anticipated to be realized into revenue in the third quarter of 2010 and is associated with prepayment on purchase orders from several different customers.
     Accrued payroll and related expenses increased by $266,000, or 96%, to $543,000 at June 30, 2010 compared to a balance of $277,000 at December 31, 2009. The change is primarily due to the accrual of a management estimate of 2010 employee incentive bonuses.
     Other accrued liabilities decreased by $299,000, or 23%, to $988,000 at June 30, 2010 from the balance of $1,287,000 at December 31, 2009, primarily due to payments for accrued professional services and inventory, as well as a net decrease in the accrued warranty balance as costs for warranty repairs were greater than warranty accruals for sales during the first half of the year.
     Accrued interest payable was $1,115,000 at June 30, 2010, an increase of 4% from the balance of $1,074,000 at December 31, 2009. The increase is due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Not applicable.
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
Date: August 11, 2010
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