Form 10-K
period 2010-12-31
ENOVA SYSTEMS INC
filed 2011-03-30
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of June 30, 2010, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $10,224,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The NYSE Amex). As of February 28, 2011, there were 31,485,953 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ENOVA SYSTEMS, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

General

In July 2000, we changed our name to Enova Systems, Inc. (“Enova” or “the Company”). Our company, previously known as U.S. Electricar, Inc., a California corporation, was incorporated on July 30, 1976.

Enova believes it is a leader in the development, design and production of proprietary, power train systems and related components for electric and hybrid electric buses and medium and heavy duty commercial vehicles. Electric drive systems are comprised of an electric motor, an electronics control unit and a gear unit which power a vehicle. Hybrid electric systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, and may eliminate external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity.

A fundamental element of Enova’s strategy is to develop and produce advanced proprietary software and hardware for applications in these alternative power markets. Our focus is powertrain systems including digital power conversion, power management and system integration, focusing chiefly on vehicle power generation.

Specifically, we develop, design and produce drive systems and related components for electric, hybrid electric and fuel cell powered vehicles in both the new and retrofit markets. We also perform internal research and development (“R&D”) and funded third party R&D to augment our product development and support our customers.

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

Enova’s primary market focus centers on aligning ourselves with key customers and integrating with original equipment manufacturers (“OEMs”) in our target markets we believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time and expense. As we penetrate new market areas, we are continually refining both our market strategy and our product line to maintain our leading edge in power management and conversion systems for vehicle applications.

Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.

We continue to develop existing relationships and enter into new development programs with both governmental and private industry with regards to both commercial and military application of our electric and hybrid electric drive systems and fuel cell power management technologies. Although we believe that current negotiations with several parties may result in development and production contracts during 2011 and beyond, there are no assurances that such additional agreements will be realized.

During 2010, we continued to produce electric and hybrid electric drive systems and components for First Auto Works of China (“FAW”), Navistar Corporation (“Navistar”), Tanfield Engineering Plc (“Tanfield”), Smith Electric Vehicles (“Smith”), Freightliner Custom Chassis Corporation (“Freightliner”) and the US Military as well as several other domestic and international vehicle and bus manufacturers. We also were successful in characterizing our electric drive system components with Freightliner’s chassis in late 2010. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.

Enova believes that its business outlook will continue to improve in line with the recovery of the world economy and in light of messages from the governments in the United States, China and the United Kingdom regarding their intentions to mandate the reduction of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.

The Company delivered a total of 369 full systems and 48 additional motor controller units of Enova drive systems to its customers. Enova delivered 149 all-electric drive systems to Smith in 2010. Smith’s Newton product offering carries a GVWR of 26,000 lbs. Enova also delivered 120 pre-transmission hybrid drive systems to FAW for their Jiefang 103 passenger hybrid bus and 25 charge depleting bus systems to Navistar during the year.

For the year ended December 31, 2010, the following customers each accounted for more than ten percent (10%) of our total revenues:

Customer	Percent

Smith Electric Vehicles N.A. Inc.	45%
Navistar, Inc.	26%
First Auto Works Group Corporation	14%

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and our financial statements in Item 8 below for further analysis of our results.

Climate Change Initiatives and Environmental Legislation

Due to vehicles powered by internal combustion engines cause pollution (green house gasses), there has been significant public pressure in Europe and Asia to reduce these emissions. Thus, countries in Europe and Asia and the US (federal and state levels) have enacted or pending legislation in Europe, to promote the use of zero or low emission vehicles. We believe legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for both hybrid electric (“HEV”) and electric vehicles (“EV”).

The California Air Resources Board (“CARB”) is continually modifying its limits for low emission vehicles. Governor Arnold Schwarzenegger’s Executive Order S-01-07, the Low Carbon Fuel Standard (“LCFS”) calls for a reduction of at least 10 percent in the carbon intensity of California’s transportation fuels by 2020. Also, the U.S. Environmental Protection Agency (“EPA”) found that six greenhouse gases (carbon dioxide (“CO2”), methane (“CH4”), nitrous oxide (“N2O”), hydrofluorocarbons (“HFCs”), perfluorocarbons (“PFCs”), and sulfur hexafluoride (“SF6”)) taken in combination endanger both the public health and public welfare of current and future generations. The EPA also found that the combined emissions of these greenhouse gases from motor vehicles and internal combustion engines contribute to the greenhouse gas air pollution that endangers public health and welfare under the Clean Air Act, Section 202(a). The Company believes these types of government findings are beneficial to a more prompt transition into alternative fuel vehicle commercialization and may act as a catalyst for demand of our products. However, there are no assurances revenues from these government regulations will be realized.

The current U.S. administration has proposed implementing a wide array of government initiatives and laws which are designed to be “environmentally-friendly”. Proposals such as an increase in fuel economy standards (i.e. CAFE), placing one million plug-in electric vehicles on the road by 2015, financing in the form of tax credits and loan guarantees to domestic auto and parts manufacturers (i.e. ATVM Loan Program and Heavy Duty Hybrid Tax Credit) and investing in an electrical infrastructure are all considered by management to be conducive to an environment where our products and services may thrive. In order to advance these types of initiatives by using the U.S. government as a model, President Barack Obama signed Executive Order No. 13514 titled “Federal Leadership in Environment, Energy, and Economic Performance.” This Executive Order directs Federal agencies to set 2020 greenhouse gas emissions reduction targets, increase energy efficiency, reduce fleet petroleum consumption by 30% by 2020, conserve water, reduce waste, support sustainable communities, and leverage Federal purchasing power to promote environmentally responsible products and technologies. The Company believes these types of initiatives may assist in a more prompt transition into alternative fuel vehicle commercialization. Although the Company believes these planned initiatives will be pursued by the current U.S. administration, there are no assurances any revenues will be realized from such proposals or initiatives.

In the United Kingdom, the Environmental Transformation Fund (“ETF”) was formed by the UK government in April 2008 as an initiative to move forward the commercialization of low carbon energy and energy efficiency technologies in the UK and developing countries. In particular, it focuses on the demonstration and deployment phases of bringing low carbon technologies to the market. The UK element of the ETF will total 400 million pounds sterling (approximately US$653 million) from 2009 through 2011. Although the Company expects our customers to benefit from the ETF, there are no assurances revenues will be realized from such benefits.

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

We continue to seek and establish alliances with major players in the automotive and fuel cell fields. In 2010, Enova furthered its penetration into the U.S. and Asian markets. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. We seek to utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), we believe that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense.

Some highlights of our accomplishments in 2010:

•	Freightliner Custom Chassis Corporation (“FCCC”), a division of Daimler Trucks North America. Enova and FCCC entered into the final phase of our all-electric commercial chassis development program. The development program included collaboration and involved the engineering and integration of Enova’s 120kW all-electric drive system technology into the MT-45 walk-in van chassis. Freightliner’s highest volume MT-45 chassis is used by a range of customers, including UPS and Federal Express. Design, engineering, integration and testing activities were conducted at the FCCC plant in Gaffney, SC and the Enova facility in Torrance, CA. The resulting integration of our all-electric drive system into the MT-45 chassis branded a new, FCCC all-electric product offering: the FCCC MT-EV. The MT-EV (the FCCC model name) chassis boasts a GVWR of 14,000 to 19,500 lbs. The durable steel straight-rail chassis frame reduces flex and bowing to minimize stress while carrying heavy payloads. The quiet operation of the all-electric MT-EV also makes for an enjoyable driver experience. The MT-EV has a flat-leaf spring front and rear suspension, allowing for a smooth, solid ride that minimizes cargo shifts on uneven road surfaces.

•	U.S. General Services Administration (“GSA”). GSA extended its contract with Enova as the exclusive supplier contract of the all-electric step van. GSA procures vehicles for government agencies and the armed forces. Under this contract, Enova will coordinate the supply of MT-EV all-electric walk-in step vans to GSA under the Cargo Vans category. Enova continues to benefit from federal fleet penetration via GSA with the

Smith Newton product offering in the Medium and Heavy Duty vehicle category. The Smith Newton is another exclusive, all-electric medium and heavy duty truck offering on the GSA product menu. Moreover, Navistar continued to demonstrate its leadership in the American school bus market with its exclusive GSA contract to supply hybrid school buses. Enova is supplies hybrid electric drive systems to IC Bus, an affiliated division of Navistar.

•	Remy Inc (“Remy”). Enova and Remy executed a letter of intent to develop a new electric drive system based on Enova’s next generation Omni controller and Remy HVH motor. Remy is North America’s largest independent manufacturer of advanced electric propulsion motors. Remy’s patented design and assembly technology have been in production since 2006 and are currently powering vehicles around the world. The optimized controller-motor solution in development demonstrates the strong technology heritage and commitment to customers that Enova continues to bring to the hybrid and all-electric vehicle market.

•	Smith Electric Vehicles N.A. Inc. (“Smith”) - As part of the American Recovery and Reinvestment Act of 2009, the U.S. Department of Energy announced funding opportunities in the form of cost-share grants for supporting the construction of U.S. based manufacturing plants to produce batteries and electric drive components, and to establish development, demonstration, evaluation, and education projects to accelerate the market introduction and penetration of advanced electric drive vehicles. Smith received a grant of $32 million under this program to accelerate the production plans at their new U.S. manufacturing facility. As production is ramps up, we anticipate the opportunity to continue to supply Smith with our all-electric vehicle drive systems that are used to power Smith’s Newton trucks.

Throughout 2010, we finalized the development of our next generation power management and drive system component: the Omni controller. We continue to work on the development of a next generation on-board 10kW charger. Our various electric and hybrid-electric drive systems, power management and power conversion systems continue to be used in applications including Class 3-6 trucks, transit buses and heavy industrial vehicles. We also are continuing our current research and development programs and formulating new programs with the U.S. government and other private sector companies for electric and hybrid systems.

Some technological developments in 2010:

Omni Inverter.  Enova Systems recently introduced its next-generation of power electronics with the new Omni-series 200kVA-capable power inverter for hybrid-electric and all-electric vehicles. Power-source agnostic, the new Omni-series controller also offers increased flexibility and ease-of-integration. With plug-and-play connectivity, it is compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. Features include:

•	Proprietary new liquid cooling strategy enabling leading power density;

•	Software configurable control allowing common hardware to be used across many sizes of hybrid or electric vehicles;

•	Compatible with a wide range of induction and permanent magnet motors;

•	True continuous power output of 110 kW, with peak over 200 kVA making the Omni capable of powering the Enova P90, P120, and even P240 drive systems; and

•	Heavy-duty cast aluminum chassis and robust design using minimal harnesses and interconnects allows flexible vehicle mounting in any orientation.

Omni On-Board Charger.  Enova started formulating the plan to develop and validate its next-generation of power electronics with the new Omni-series 10kVA power on-board charger for hybrid-electric and all-electric vehicles. The new Omni-series charger also offers increased flexibility and ease-of-integration. With plug-and-play connectivity, it is compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. Features will include:

•	Charger unit, single phase 208-240V input @ 48A, single output, regulated 250-450Vdc, CAN controlled (2 CAN lines), liquid cooled (as little as 4 lpm at 60 degrees C ambient temperature)

•	Independent unit instead of module and compatible with any power inverter

•	Compliant with SAE J1772 and CENELEC standards

•	Ruggedized and environmentally tested to SAE J1455 standards/IP67

•	Higher efficiency with reduced cooling requirements

•	Higher power, accommodates US standard single phase outlets up to 60A for faster charging

•	Integrated 600W DC/DC converter charges 12V or 24V battery configurations

Omni DC/DC Converter.  Enova is also entertaining complementing our aforementioned components strategies with the idea of creating a DC/DC converter unit either within the housing of the Omni charger or as a standalone unit. This plan is at a very preliminary stage but the primary features are expected to include:

•	Independent unit instead of module and compatible with any power electronics

•	Compliant with SAE standards (environmental and electrical)

Battery Suppliers

LG Chem Power Inc. (“LGCPI”).  Enova entered into a production intent supply partnership with LGCPI, the North American subsidiary of LG Chem Ltd., for power oriented battery packs on Enova’s charge sustaining post transmission hybrid systems. LG Chem Ltd. client list includes major domestic and international OEMs. Combined with Enova’s new Omni inverter, we believe these LGCPI battery packs will provide Enova’s customers with an advanced and robust medium duty truck and bus hybrid systems while presenting strong value and performance to the end user.

Enova also continues to mature its long standing relationship with Valence for their battery packs, as well as evaluating technologies offered by A123, Tesla, Samsung Bosch and Dow Kokam.

Research and development programs included our advanced power management systems for fuel cells, our diesel generation engine/motor system for our heavy-duty drive systems and upgrades and improvements to our current power conversion and management components. Additionally, we continue to optimize our technologies to be more universally adaptable to the requirements of our current and prospective customers. By modifying our software, we believe we should be able to provide a more comprehensive, adaptive and effective solution to a larger base of customers and applications. We intend to continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

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

The parallel hybrid system is ideally suited for conditions where most of the driving is done at constant speed cruising, with a smaller amount of the driving involving random acceleration, such as “up hill” or with “stop and go” conditions. For acceleration, the controller causes the electric motor to assist the ICE, both running simultaneously. When speed is steady or the ground is flat, only the ICE runs. Additionally, when the batteries are low, the controller causes the ICE and motor to charge the batteries. As a result, the series hybrid system is best suited for starts and stops, and is ideal for applications such as urban transit buses and urban garbage trucks. The design of the series hybrid system is based on a driving cycle with a high percentage of random acceleration conditions.

Hybrid and Electric Drive Configurations

Enova has identified four primary configurations based upon how well they meet market needs economic requirements. We have developed all of the relevant technology required to produce these drive systems and we are currently introducing the Hybrid Power product line worldwide. All of our innovative hybrid drive systems are compatible with a wide range of fuel sources and engine configurations.

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

Pre Transmission Parallel Hybrid

The Pre-Transmission Parallel Hybrid is ideal for vehicles with a driving cycle having a small percentage of constant speed cruising and a large percentage of stop and go. Target markets include inter-city transit buses and trucks as well as military vehicles.

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

The hybrid electric drive systems exclusively utilize induction AC motors for their high performance, power density, robustness and low cost. The AC drive system is scalable and can be customized for different applications. Due to the large operating range that these propulsion systems offer, all parameters can be optimized; the user will not have to choose between acceleration, torque or vehicle speed.

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

Competitive Conditions

The competition to develop and market electric, hybrid and fuel cell powered vehicles continued to accelerate during the last year and we expect this trend to continue as governments in our target markets adopt initiatives that reduce greenhouse gas emissions. In the event governments in our target markets completely rescinded their support for the reduction of greenhouse gas emissions and sustainability initiatives, our business model would be adversely and significantly affected. Moreover, competition within the mobile hybrid sector is still somewhat fragmented, although there are indications of some consolidation at this time. The competition consists of development stage companies as well as major U.S. and international companies. The larger companies tend to focus on single solutions and maintain the capital and wherewithal to aggressively market such. The smaller competitors offer a more diversified product line, but do not have the market presence to generate significant penetration at this juncture.

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

The development of hybrid-electric and alternative fuel vehicles, such as compressed natural gas, fuel cells and hybrid cars poses a competitive threat to our markets for low emission vehicles or LEVs but not in markets where government mandates call for zero emission vehicles or ZEVs. Enova is involved in the development of hybrid vehicles and fuel cell systems in order to meet future government requirements and applications.

Various providers of electric vehicles have proposed products or offer products for sale in this emerging market. These products encompass a wide variety of technologies aimed at both consumer and commercial markets. As the industry matures, key technologies and capabilities are expected to play critical competitive roles. Our goal is to position ourselves as a long term competitor in this industry by focusing on all-electric, hybrid and fuel cell powered drive systems and related sub systems, component integration, technology application and strategic alliances.

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

By building a business based on long-standing relationships with satisfied clients such as Navistar, Smith Electric Vehicles, First Auto Works and Freightliner Custom Chassis Corporation , we believe we are building defenses against competition by securing customers with global reach and OEM status. Teaming with recognized global manufacturers allows Enova to avoid devoting resources to manufacturing infrastructure and allows us access to production capacity at relatively low costs.

Research and Development

Enova maintains a strategy of continual enhancement of its current product line and development of more efficient and reliable products for the ever-changing alternative energy sectors. Management believes R&D must be continued in order to be remain competitive, minimize production costs and meet our customers’ specifications. Because microprocessors and other components continue to advance in speed, miniaturization and reduction of cost, we must re-examine our designs to take advantage of such developments. We seek to provide internal funding where technology development is critical to our future.

For the years ended December 31, 2010, and 2009, we spent $1,838,000, and $1,228,000, respectively, on internal research and development activities. Enova is continually evaluating and updating the technology and equipment used in developing each of its products. The power management and conversion industry utilizes rapidly changing technology and we will endeavor to modernize our current products as well as continue to develop new leading edge technologies to maintain our competitive edge in the market.

Intellectual Property

Enova currently holds three U.S. patents relating to power management and control that will expire in 2015. We also have trademarks or service marks in the United States. We continually review and append our protection of proprietary technology. We continue to place emphasis on the development and acquisition of patentable technology. A majority of our intellectual property is contained within our software which we believe is best protected under trade secret intellectual property law. Under such provisions, Enova does not have to publish its proprietary code in order to maintain protection. Enova currently advanced initiatives to produce next-generation electric drive system components like the Omni Inverter and Omni 10kW On-Board Charger. In light of these advancements and initiatives, Enova made an immaterial adjustment to bring the three U.S patents to a zero book value balance.

The introduction of the Omni Inverter and Omni 10kW On-Board Charger may involve patenting new technology. This process involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova. Additionally, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

As of December 31, 2010, we had a total of 59 employees comprising of 17 temporary and 42 full time employee positions. In addition, we employ three individuals as independent contractors engaged on a monthly basis.

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

The statements in this Section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and apply to all sections of this Form 10-K.

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

We have experienced significant operating losses since our inception. Our net loss was $7,420,000 for the fiscal year ended December 31, 2010 and our accumulated deficit was $144,128,000 as of December 31, 2010. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop and market our products at higher margins. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer

Our revenue is dependent on significant orders from a limited number of customers. We typically enter into supply agreements with major customers establishing product and price standards for future periods. Subsequent events may change the needs of the customer, requiring us to make corresponding adjustments. In the fiscal year ended December 31, 2010, Smith accounted for 45% of our total revenues and our three largest customers, inclusive of Smith, comprised 85% of revenues. We believe that revenues from major customers will continue to represent a significant portion of our revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Our future growth depends on consumers’ willingness to accept hybrid and electric vehicles

Our growth is highly dependent upon the acceptance by consumers of, and we are subject to an elevated risk of any reduced demand for, alternative fuel vehicles in general and electric vehicles in particular. If the market for electric vehicles does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be materially and adversely affected. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly evolving and changing technologies, price competition, additional competitors and changing consumer demands or behaviors. Factors that may influence the acceptance of alternative fuel vehicles, include:

•	perceptions about alternative fuel vehicles safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel vehicles;

•	volatility in the cost of oil and gasoline;

•	consumer’s perceptions of the dependency of the United States on oil from unstable or hostile countries;

•	improvements in fuel of the internal combustion engine;

•	the environmental consciousness of consumers;

•	government regulation

•	macroeconomics

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2010, the three highest outstanding accounts receivable balances totaled approximately $2,482,000 which represents 83% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

Our business is affected by current economic and financial market conditions in the markets we serve

Current global economic and financial markets conditions, including severe disruptions in the credit markets and the significant and potentially prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. We are particularly impacted by any global automotive slowdown and its effects on OEM inventory levels, production schedules, support for our products and decreased ability to accurately forecast future product demand.

The nature of our industry is dependent on technological advancement and is highly competitive

The mobile power market, including electric vehicle and hybrid electric vehicles, continue to be subject to rapid technological changes. Most of the major domestic and foreign automobile manufacturers: (1) have already produced electric and hybrid vehicles, (2) have developed improved electric storage, propulsion and control systems, and/or (3) are now entering or have entered into production, while continuing to improve technology or incorporate newer technology. Various companies are also developing improved electric storage, propulsion and control systems.

Our industry is affected by political and legislative changes

In recent years there has been significant legislation enacted in the United States and abroad to reduce or eliminate automobile pollution, promote or mandate the use of vehicles with no tailpipe emissions (“zero emission vehicles”) or reduced tailpipe emissions (“low emission vehicles”). Although states such as California have enacted such legislation, we cannot assure you that there will not be further legislation enacted changing current requirements or that current legislation or state mandates will not be repealed or amended, or that a different form of zero emission or low emission vehicle will not be invented, developed and produced, and achieve greater market acceptance than electric or hybrid electric vehicles.

We may be unable to effectively compete with other companies who have significantly greater resources than we have

Many of our competitors, in the automotive, electronic, and other industries, have substantially greater financial, personnel, and other resources than we do. Because of their greater resources, some of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sales of their products than we can.

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

Our corporate offices are located at an office and manufacturing facility at 1560 West 190th Street, Torrance, California. We lease this 43,000 square foot office and manufacturing facility. Enova also rents an office in Hawaii on a month-to-month basis.

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

As previously reported in an 8-K filed January 20, 2011 with date of earliest event reported being January 14, 2011, on January 6, 2011, we entered into a Partial Settlement Agreement, dated January 5, 2011 (the “Settlement Agreement”), with Arens Controls Company, L.L. C. (“Arens”) to resolve certain claims made by Arens in connection with its action captioned Arens Controls Company, L.L.C. v. Enova Systems, Inc., filed in 2008 with the Northern District of Illinois of the U.S. District Court (the “Legal Action”). The Settlement Agreement was amended by Amendment No. 1 to Partial Settlement Agreement (the “Amendment”) dated January 14, 2011.

In the Legal Action, Arens asserted eight counts against Enova, including certain claims regarding inventory asserted by Arens to be valued at $1,671,000 (the “Inventory Claim”), a claim for payment under certain invoices, and claims for certain other monetary obligations of Enova to Arens.

Under the terms of the Settlement Agreement, we paid $327,000 directly to Arens and Arens dismissed with prejudice all but two of the counts under the Legal Action. Additionally, under the Settlement Agreement (as amended), on January 14, 2011, we acquired the inventory that was the subject of the Inventory Claim (the “Inventory”) for payment of $1,498,000, net of an agreed upon reduction of $173,000 for the acquisition price of such Inventory. In return, Arens was deemed to have released us from any further liability on the Inventory Claim. However, per the terms of the Settlement Agreement (as amended), Arens is not deemed to have released us from (but instead is deemed to have preserved its claims under) two of the counts in the Legal Action. We intend to vigorously defend such remaining claims.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock now trade on the NYSE Amex under the same and previous trading symbol “ENA” and on the London Stock Exchange AIM Market under the symbol “ENVS.L” or “ENV.L”. Our common stock became listed on the NYSE Amex on August 29, 2006. The following table sets forth the high and low sales closing prices of our Common Stock as reflected on the NYSE Amex.

	Common Stock
	High Price	Low Price

Calendar 2010
Fourth Quarter	$1.47	$0.64
Third Quarter	$1.05	$0.60
Second Quarter	$1.57	$0.89
First Quarter	$2.22	$1.42
Calendar 2009
Fourth Quarter	$1.94	$1.00
Third Quarter	$1.45	$0.51
Second Quarter	$1.08	$0.60
First Quarter	$0.97	$0.21

As of December 31, 2010, there were approximately 1,500 holders of record of our Common Stock. As of December 31, 2010, 100 shareholders, many of whom are also Common Stock shareholders, held our Series A Preferred Stock. As of December 31 2010, approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2010, Enova had an accumulated deficit of approximately $144,128,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2010, 2009 and 2008. The statement of operations data and balance sheet data for and as of the years ended December 31, 2010, 2009, and 2008 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	For and as of the Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Statement of Operations Data
Net revenues	$8,572	$5,622	$6,443
Cost of revenues	7,159	5,016	8,224

Gross profit (loss)	1,413	606	(1,781)

Operating expenses
Research and development	1,838	1,228	2,505
Selling, general and administrative	6,558	6,223	8,692

Total operating expenses	8,396	7,451	11,197
Other income and (expense)
Interest and other income (expense), net	(437)	(196)	202
Equity in losses of non-consolidated joint venture, net	—	(4)	(118)

Total other income and (expense)	(437)	(200)	84

Net loss	$(7,420)	$(7,045)	$(12,894)

Per common share:
Basic and diluted loss per share	$(0.24)	$(0.33)	$(0.66)

Weighted average number of common shares outstanding	31,422	21,385	19,660

Balance Sheet Data
Total assets	$17,690	$22,011	$19,242

Long-term debt	$1,286	$1,286	$1,263

Shareholders’ equity	$10,646	$17,247	$14,143

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2010 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements involving risks and uncertainties.

Overview

Enova Systems believes it is a leading innovator of proprietary hybrid and electric drive systems propelling the alternative energy industry. Our core competencies are focused on the development and commercialization of power management and conversion systems for mobile applications. Enova applies unique ‘enabling technologies’ in the areas of alternative energy propulsion systems for medium and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems. Our products can be found in a variety of OEM vehicles including those from Navistar Corporation, First Auto Works, Freightliner Customer Chassis Corporation, Hyundai Motor Company and Ford Motor Company, trucks and buses for Smith Electric Vehicles, Wright Bus, Optare Plc and the U.S. Military, as well as digital power systems for EDO and other major manufacturers.

We continue to support Navistar in their efforts to maximize exposure in the hybrid school bus market. We have been involved in large shows in St. Louis, MO, Washington, DC and the Principality of Monaco as well as smaller venues throughout the Midwest. The exposure via shows and direct interface were aggressively pursued throughout 2010 in an effort to promote our drive systems production intent for medium and heavy duty applications.

Some notable highlights of Enova’s accomplishments in 2010 are:

•	Freightliner Custom Chassis Corporation (“FCCC”), a division of Daimler Trucks North America, and Enova entered into the final phase of our all-electric commercial chassis development program. The development program included collaboration and involved the engineering and integration of Enova’s 120kW all-electric drive system technology into the MT-45 walk-in van chassis. Freightliner’s highest volume MT-45 chassis is used by a range of customers, including UPS and Federal Express. Design, engineering, integration and testing activities were conducted at the FCCC plant in Gaffney, SC and the Enova facility in Torrance, CA. The resulting integration of our all-electric drive system into the MT-45 chassis branded a new, FCCC all-electric product offering: the FCCC MT-EV. The MT-EV chassis boasts a GVWR of 14,000 to 19,500 lbs. The durable steel straight-rail chassis frame reduces flex and bowing to minimize stress while carrying heavy payloads. The quiet operation of the all-electric MT-EV also makes for an enjoyable driver experience. The MT-EV has a flat-leaf spring front and rear suspension, allowing for a smooth, solid ride that minimizes cargo shifts on uneven road surfaces.

•	Navistar, one of the largest manufacturer and marketer of medium and heavy trucks and mid-range diesel engines, continued a relationship that started in 2005 by delivering systems in 2010 as part of an intended large scale deployment to hybrid school buses to school districts. Enova supports this commitment by engineering a post-transmission hybrid drive system that integrates easily and non-invasively. Several states and school districts have indicated expressed interest in expanding their hybrid school bus fleets. As a result, Enova delivered 25 charge depleting systems to Navistar in 2010.

•	China’s FAW, the country’s oldest indigenous automaker, also continued its commercial relationship with Enova by integrating its pre-transmission hybrid drive systems for the Jiefang 103 passenger hybrid bus. These buses were first showcased at the 2008 Beijing Summer Olympics and then in 2010 World’s Expo in Shanghai. Enova delivered a total of 120 pre-transmission hybrid drive systems to FAW in 2010.

•	The U.S. General Services Administration (“GSA”) extended its contract with Enova as the exclusive supplier contract of the all-electric step van. GSA procures vehicles for government agencies and the armed forces. Under this contract, Enova will coordinate the supply of MT-EV all-electric walk-in step vans to GSA under the Cargo Vans category. Enova continues to benefit from federal fleet penetration via GSA with the

Smith Electric Vehicles’ (“Smith”) Newton product offering in the Medium and Heavy Duty vehicle category. The Smith Newton is another exclusive, all-electric medium and heavy duty truck offering on the GSA product menu. Moreover, Navistar continued to demonstrate its leadership in the American school bus market with its exclusive GSA contract to supply hybrid school buses. Enova is supplies hybrid electric drive systems to IC Bus, an affiliated division of Navistar.

•	Enova and Remy Inc. (“Remy”) entered into an agreement to develop a new electric drive system based on Enova’s next generation Omni controller and Remy HVH motor. Remy is North America’s largest independent manufacturer of advanced electric propulsion motors. Remy’s patented design and assembly technology have been in production since 2006 and are currently powering vehicles around the world. The optimized controller-motor solution in development demonstrates the strong technology heritage and commitment to customers that Enova continues to bring to the hybrid and all-electric vehicle market.

•	Smith Electric Vehicles N.A. Inc. (“Smith”) received a grant of $32 million as part of the American Recovery and Reinvestment Act of 2009, a U.S. Department of Energy program in the form of cost-share grants for supporting the construction of U.S. based manufacturing plants to produce batteries and electric drive components. The program seeks to establish development, demonstration, evaluation, and education projects to accelerate the market introduction and penetration of advanced electric drive vehicles. As production is ramps up, we anticipate the opportunity to continue to supply Smith with our all-electric vehicle drive systems that are used to power Smith’s Newton trucks.

•	The Company delivered a total of 369 full systems and 48 additional motor controller units of Enova drive systems to its broad range of customers. Enova delivered 149 all-electric drive systems to Smith in 2010. Smith’s Newton product offering carries a GVWR of 26,000 lbs. Enova also delivered 120 pre-transmission hybrid drive systems to FAW for their Jiefang 103 passenger hybrid bus and 25 charge depleting bus systems to Navistar during the year.

Enova’s product focus is digital power management and power conversion systems. Its software, and hardware manage and control the power that drives a vehicle. They convert the power into the appropriate forms required by the vehicle or device and manage the flow of this energy to optimize efficiency and provide protection for both the system and its users. Our products and systems are the enabling technologies for power systems.

The latest state-of-the-art technologies in hybrid and electric vehicles, fuel cell systems, all require some type of power management and conversion mechanism. Enova Systems supplies these essential components. Enova drive systems are ‘fuel-neutral,’ meaning that they have the ability to utilize any type of fuel, including diesel, liquid natural gas or bio-diesel fuels. Enova also performs significant research and development to augment and support others’ and our internal product development efforts.

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

Critical Accounting Policies

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the hybrid and electric vehicle markets, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies necessitated that significant judgments and estimates be used in the preparation of its consolidated financial statements. We have reviewed these policies with our Audit Committee.

Revenue Recognition — We generally recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collection. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Determination of these criteria, in some cases, requires management’s judgment. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

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

Warranty — We warrant our products against defects in materials and workmanship arising during normal use. We service warranty claims directly through our customer service department. Our warranty periods generally range up to eighteen months. We estimate and recognize product warranty costs, which are included in cost of sales, as we sell the related products. Warranty costs are forecasted based on the best available information, primarily historical claims experience and the expected costs. We have not made any material changes in our warranty reserve methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in assumptions we use to calculate the warranty reserve. However, actual claim costs may differ from the amounts estimated. If a significant product defect were to be discovered, our financial statements may be materially impacted.

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

Inventory — Inventories include material, labor, and manufacturing overhead are priced at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption. We maintain a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. We maintain the integrity of perpetual inventory records through periodic physical counts of quantities on hand (i.e., cycle counts). Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

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

Intangible Assets — Intangible assets consist of patents. Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis over their estimated useful lives ranging up to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.

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

Deferred Income Taxes — We evaluate the need for a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. We determined that we may not be able to realize all or part of its net deferred tax asset in the future, thus a valuation allowance was recorded against our deferred tax assets.

These accounting policies were applied consistently for all periods presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our financial statements.

Research and Development — Research, development, and engineering costs are expensed in the period incurred. Costs of significantly altering existing technology are expensed as incurred.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 providing authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications as well as provisions requiring a reconciliation of the activity in Level 3 recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on our business, financial position, results of operations or liquidity

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption is not expected to have an effect on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe that the adoption of the pronouncement will have a material impact on the Company’s consolidated financial statements.

Results of Operations

Years Ended December 31, 2010 and 2009

Net Revenues.  Net revenues were $8,572,000 for the year ended December 31, 2010, representing an increase of $2,950,000 or 52% from net revenues of $5,622,000 during the same period in 2009. Revenues in the current year benefited from U.S. government grant programs, resulting in increased sales for fulfillment of orders from Smith Electric Vehicles and Navistar Inc. Smith Electric Vehicles, Navistar and FAW comprised 45%, 26% and 14% of our 2010 revenues, respectively. In the prior year, FAW, Navistar and HCATT comprised 56%, 15% and 13% of our 2009 revenues, respectively. The Company continued its strategy to concentrate support to core customers in 2010 in our migration to a first tier production company, recording sales with several OEMs, including Navistar, Freightliner and Smith Electric Vehicles in the United States and FAW in China. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues.  Cost of revenues were $7,159,000 for the year ended December 31, 2010, compared to $5,016,000 for the year ended December 31, 2009, representing an increase of $2,143,000, or 43%. Cost of revenues increased in 2010 compared to the same period in the prior year primarily due to the increase in revenue. The improvement in cost of revenues is primarily attributable to our strategy to concentrate on higher volume production orders and our continuing focus on manufacturing and inventory processes that resulted in tighter control over production costs. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as warranty accruals and inventory valuation reserve amounts. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales. Our customers continue to require additional integration and support services to customize, integrate and evaluate our products. We believe that a portion of these costs are initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers as we pursue a greater market share. Typically we do not incur these same types of costs for customers who have been using our products for over one year.

Gross Margin.  The gross margin for the year ended December 31, 2010 was 16.5% compared to 10.8% in the prior year; an increase of 53%. The improvement in gross margin is primarily attributable to our focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through focus on manufacturing and inventory processes that resulted in tighter controls over production costs. As we continue to make deliveries on production contracts in 2011, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.

Research and Development Expenses.  Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expenses during the year ended December 31, 2010 were $1,838,000 compared to $1,228,000 for the same period in 2009, an increase of $610,000 or 50%. R&D costs were higher in 2010 as we devoted increased engineering personnel resources to the development of our next generation motor control unit and charger, continued testing of our EV vehicles, and testing and integration of new battery technologies and electric motors. In 2009, R&D efforts were focused on development of our new “Ze” all electric vehicle, the initial development of our next generation motor control unit, testing of new battery technologies as well as engine off capability for our post transmission parallel hybrid drive system. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software, enhanced DC-DC converters and other power management software. We intend to continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers as we deem beneficial to our global growth strategy.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of sales and marketing costs, including consulting fees and expenses for travel, trade shows and promotional activities and personnel and related costs for the quality and field service functions and general corporate functions, including finance, strategic and business development, human resources, IT, accounting reserves and legal costs. Selling, general and administrative expenses increased by $335,000, or 5%, during the year ended December 31, 2010 to $6,558,000 from $6,223,000 in the prior year, mainly due to executive bonuses and share-based compensation charges.

Interest and Other Income (Expense).  For the year ended December 31, 2010, interest and other income (expense) was an expense of $437,000, representing an increase of $241,000 or 123%, from an expense of $196,000 in 2009. The increase in 2010 was primarily due to a charge of approximately $328,000 for partial settlement of litigation with Arens, as detailed in Note 18 to these financial statements.

Equity in losses of non-consolidated joint venture.  A net loss of $4,000 was recorded in the year ended December 31, 2009, reflecting a loss of $10,000 in our pro-rata share of losses attributable to our forty percent investment interest in the Hyundai-Enova Innovative Technology Center (ITC) and a gain of $6,000 that was recorded upon the dissolution of the joint venture in April 2009. There was no activity attributed to this account in the year ended December 31, 2010.

Liquidity and Capital Resources

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2010 were financed by product sales and working capital reserves. As of December 31, 2010, the Company had $8,631,000 of cash and cash equivalents and short term investments.

On June 30, 2010, the Company entered into a secured a revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit. The facility is for a period of 3 years and 6 months from July 1, 2010 to December 31, 2013. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.

Net cash used in operating activities was $4,319,000 for the year ended December 31, 2010, compared to $1,609,000 for the year ended December 31, 2009. Cash used in operating activities was primarily affected by the cost of revenue, R&D, personnel and general operating costs, which were partially mitigated by our utilization of existing inventory balances to fulfill customer orders in 2010. Non-cash items included expenses for stock-based compensation, depreciation and amortization, inventory reserve, impairment loss, and issuance of common stock for services. In 2009, in conjunction with the reduction of our credit facility, as explained above, we redeemed a certificate of deposit for $2,000,000 which included a $200,000 irrevocable letter of credit for the full amount of a credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters. This certificate of deposit for $2,000,000 is shown on the statement of cash flows as $1,800,000 for the year ended December 31, 2009.

Net cash used in investing activities was $317,000 for the year ended December 31, 2010, compared to net cash provided by investing activities of $2,000 for the year ended December 31, 2009. In 2010, capital expenditures were expended mainly for the acquisition and integration of test vehicles and for production test equipment. In 2009, we received proceeds of $137,000 from the dissolution of the Enova-ITC joint venture and had capital expenditures of $135,000.

Net cash used in financing activities totaled $11,000 for the year ended December 31, 2010 and was attributable to proceeds from stock options and payments made to notes payable agreements compared to net cash provided by financing activities of $9,361,000 for the year ended December 31, 2009 from an offering of common stock. We sold 9,024,960 shares of common stock at $1.00 per share to certain accredited investors, resulting in gross proceeds of $9,024,960. In addition, we sold 1,323,200 shares of common stock at 62.5 pence per share (approximately US$1.00 per share) to certain eligible offshore investors resulting in gross proceeds of approximately $1,323,000. Costs related to our December 2009 equity raise were approximately $928,000.

The company maintained the same certificate of deposit with Union Bank with a balance of $200,000 in 2010 and 2009, which is used to secure a credit facility.

Accounts receivable increased by $1,408,000, or 98%, from $1,442,000 as of December 31, 2009 to $2,850,000 as of December 31, 2010 due to increased shipments to Smith Electric Vehicles, Navistar and FAW in the fourth quarter of 2010.

Inventory decreased by $1,150,000, or 21%, from $5,605,000 as of December 31, 2009 to $4,455,000 as of December 31, 2010 due to our utilization of existing inventory balances to fulfill increases in customer orders during the second half of 2010. The decrease resulted from the utilization of existing inventory balances to fulfill increases in customer orders during 2010 and net inventory activity which included receipts of approximately $4,412,000 and normal consumption of approximately $5,562,000, net of inventory write-offs and reserves.

Prepaid expenses and other current assets increased by $219,000, or 83%, to $482,000 as of December 31, 2010 from a balance of $263,000 as of December 31, 2009. The increase was primarily attributable to deposits made to vendors for certain purchase orders.

Long term accounts receivable increased to $100,000 at December 31, 2010 compared to $0 at December 31, 2009. The Company agreed to defer collection of accounts receivable as requested by a customer for the term of the Company’s warranty period. The Company has remedied all past and current warranty claims and anticipates full collection of the receivable.

Property and equipment decreased by $191,000 or 14%, net of accumulated depreciation, to $1,172,000 as of December 31, 2010 from a balance of $1,363,000 as of December 31, 2009. The decrease was due to recording of depreciation expense during the year. For the year ended December 31, 2010, the Company recognized depreciation expense of $534,000 and recorded additions to fixed assets totaling $343,000.

Intangible assets decreased by $60,000 as Patents were written off completely during 2010 from $60,000 at December 31, 2009 to zero at December 31, 2010. Enova did not recognize any additional intellectual property assets, including patents and trademarks, during 2010. The Company recognized an impairment loss of $55,000 during 2010 as the Company determined that these patents have no future economic value.

Accounts payable increased by $1,432,000, or 345%, from $415,000 at December 31, 2009 to $1,847,000 at December 31, 2010. The accounts payable balance increased due to purchases of inventory made to support fourth quarter sales and in-line with our short-term sales forecast for 2011.

Enova reported $31,000 of deferred revenue at December 31, 2010 consisting of customer deposits for purchase orders, compared to a deferred revenue balance at December 31, 2009 of $357,000. The Company anticipates recognition of the December 31, 2010 balance into revenue in the first quarter of 2011.

Accrued payroll and related expenses increased by $645,000, or 233%, from $277,000 at December 31, 2009 to $922,000 at December 31, 2010. The change is primarily due to the accrual of 2010 employee and executive incentive bonuses which are expected to be paid in 2011.

Other accrued liabilities increased by $452,000, or 35%, to $1,739,000 at December 31, 2010 from $1,287,000 at December 31, 2009. The increase is primarily attributable to an accrual for the partial settlement of the Arens litigation and an accrual for severance to paid in 2011.

Accrued interest increased by $82,000, or 8%, from $1,074,000 at December 31, 2009 to $1,156,000 at December 31, 2010. The majority of the increase is associated with the interest accrued on the $1.2 million note due the Credit Managers Association of California (CMAC).

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we don’t have any off-balance sheet financing arrangements or liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENOVA SYSTEMS, INC.

CONTENTS
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Enova Systems, Inc.:

We have audited the accompanying balance sheets of Enova Systems, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Enova Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
March 30, 2011

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$8,431,000	$13,078,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	2,850,000	1,442,000
Inventories and supplies, net	4,455,000	5,605,000
Prepaid expenses and other current assets	482,000	263,000

Total current assets	16,418,000	20,588,000
Long term accounts receivable	100,000	—
Property and equipment, net	1,172,000	1,363,000
Intangible assets, net	—	60,000

Total assets	$17,690,000	$22,011,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,847,000	$415,000
Deferred revenues	31,000	357,000
Accrued payroll and related expenses	922,000	277,000
Other accrued liabilities	1,739,000	1,287,000
Current portion of notes payable	63,000	68,000

Total current liabilities	4,602,000	2,404,000
Accrued interest payable	1,156,000	1,074,000
Notes payable, net of current portion	1,286,000	1,286,000

Total liabilities	7,044,000	4,764,000

Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2010 and 2009	530,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2010 and 2009	1,094,000	1,094,000
Common stock — no par value, 750,000,000 shares authorized; 31,479,000 and 31,404,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	144,110,000	143,995,000
Additional paid-in capital	9,040,000	8,336,000
Accumulated deficit	(144,128,000)	(136,708,000)

Total stockholders’ equity	10,646,000	17,247,000

Total liabilities and stockholders’ equity	$17,690,000	$22,011,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

Revenues	$8,572,000	$5,622,000
Cost of revenues	7,159,000	5,016,000

Gross income	1,413,000	606,000

Operating expenses
Research and development	1,838,000	1,228,000
Selling, general & administrative	6,558,000	6,223,000

Total operating expenses	8,396,000	7,451,000

Operating loss	(6,983,000)	(6,845,000)

Other income and (expense)
Interest and other income (expense)	(437,000)	(196,000)
Equity in losses of non-consolidated joint venture, net	—	(4,000)

Total other income and (expense)	(437,000)	(200,000)

Net loss	$(7,420,000)	$(7,045,000)

Basic and diluted loss per share	$(0.24)	$(0.33)

Weighted average number of common shares outstanding	31,422,000	21,385,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock						Additional		Total
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	2,652,000	$530,000	546,000	$1,094,000	20,817,000	$134,233,000	$7,949,000	$(129,663,000)	$14,143,000

Issuance of common stock upon exercise of stock options					23,000	5,000			5,000
Issuance of common stock for cash					10,348,000	9,420,000			9,420,000
Issuance of common stock for director services					158,000	165,000			165,000
Issuance of common stock for employee services					58,000	172,000			172,000
Stock option expense							387,000		387,000
Net loss								(7,045,000)	(7,045,000)

Balance, December 31, 2009	2,652,000	$530,000	546,000	$1,094,000	31,404,000	$143,995,000	$8,336,000	$(136,708,000)	$17,247,000

Issuance of common stock upon exercise of stock options					50,000	20,000			20,000
Issuance of common stock for employee services					25,000	95,000			95,000
Stock option expense							704,000		704,000
Net loss								(7,420,000)	(7,420,000)

Balance, December 31, 2010	2,652,000	$530,000	546,000	$1,094,000	31,479,000	$144,110,000	$9,040,000	$(144,128,000)	$10,646,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(7,420,000)	$(7,045,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	539,000	605,000
Loss on asset disposal	—	58,000
Loss on impairment	55,000	—
Inventory reserve	232,000	714,000
Loss on litigation settlement	328,000	—
Equity in losses of non-consolidated joint venture	—	10,000
Gain from dissolution of non-consolidated joint venture	—	(6,000)
Issuance of common stock for director services	—	165,000
Issuance of common stock for employee services	95,000	172,000
Stock option expense	704,000	387,000
(Increase) decrease in:
Certificate of deposit, restricted	—	1,800,000
Accounts receivable	(1,408,000)	(644,000)
Inventories and supplies	918,000	2,509,000
Prepaid expenses and other current assets	(219,000)	(48,000)
Long term accounts receivable	(100,000)	—
Increase (decrease) in:
Accounts payable	1,432,000	(100,000)
Deferred revenues	(326,000)	357,000
Accrued payroll and related expenses	645,000	(18,000)
Other accrued liabilities	124,000	(607,000)
Accrued interest payable	82,000	82,000

Net cash used in operating activities	(4,319,000)	(1,609,000)

Cash flows from investing activities
Proceeds from the dissolution of non-consolidated joint venture	—	137,000
Purchases of property and equipment	(317,000)	(135,000)

Net cash provided by (used in) investing activities	(317,000)	2,000

Cash flows from financing activities
Payments on notes payable	(31,000)	(64,000)
Net proceeds from sales of common stock	—	9,420,000
Proceeds from the exercise of stock options	20,000	5,000

Net cash provided by (used in) financing activities	(11,000)	9,361,000

Net increase (decrease) in cash and cash equivalents	(4,647,000)	7,754,000
Cash and cash equivalents, beginning of period	13,078,000	5,324,000

Cash and cash equivalents, end of period	$8,431,000	$13,078,000

Supplemental disclosure of cash flow information
Interest paid	$5,000	$7,000

Assets acquired through financing arrangements	$26,000	$57,000

Net assets acquired in exchange for Enova’s interest in joint venture:
Inventory	$—	$1,179,000

Reduction of related party payable, net of receivable	$—	$32,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Description of Business

General

Enova Systems, Inc., (the “Company”), is a California corporation that develops, designs and produces drive systems and related components for electric, hybrid electric, and fuel cell systems for mobile applications. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company sells drive systems and related components in the United States, Asia and Europe.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations. Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have been funded through a combination of private equity, debt and lease financing. During 2010, the Company’s growth has been funded primarily through a combination of product sales and existing cash reserves. As of December 31, 2010, the Company had approximately $8.4 million of cash and cash equivalents. At December 31, 2010, the Company had net working capital of approximately $11.6 million as compared to $18.0 million at December 31, 2009, representing a decrease of $6.4 million.

Management is focused on managing costs in line with estimated total revenue, including contingencies for cost reductions if projected revenue is not fully realized. However, there can be no assurance that anticipated revenue will be realized or that the Company will successfully implement its plans. Management has implemented measures to conserve cash, including a reduced employee headcount from the peak in 2008, stringent inventory management. The Company will continue to conserve available cash by closely scrutinizing expenditures and extensively utilizing current inventory for sales during 2011. The Company believes that it currently has sufficient cash and financial resources to meet its operating requirements over the next twelve months. The Company has experienced increasing operating margins in 2010 however, it had negative cash flow from operations, and if this trend continues, the Company may have an ongoing requirement for additional capital investment. The Company may need to raise additional capital to accomplish all of its business objectives over the next several years. In addition, the Company may in the future selectively pursue possible acquisitions of businesses, technologies, content, or products complementary to those of the Company in order to expand its presence in the marketplace and achieve operating efficiencies. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation. This change in classification does not affect previously reported cash flows from operating or financing activities in the Company’s previously reported Statements of Cash Flows, or the Company’s previously reported Statements of Operations for any period.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue. Receipt of a customer purchase order is the primary method of determining that persuasive evidence of an arrangement exists.

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

Since some customer orders contain multiple items such as equipment and services which are delivered at varying times, the Company determines whether the delivered items can be considered separate units of accounting. Delivered items are considered separate units of accounting if delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of undelivered items, and if delivery of undelivered items is probable and substantially in the Company’s control. The recognition of revenue from milestone payments are over the remaining minimum period of performance obligation. As required, the Company evaluates its sales contract to ascertain whether multiple element agreements are present.

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

Warranty Costs

The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. Our products are generally warranted to be free of defects in materials and workmanship for a period of 12 to 24 months from the date of installation, subject to standard limitations for equipment that has been altered by other than Enova Systems personnel and equipment which has been subject to negligent use. Warranty provisions are based on past experience of product returns, number of units repaired and our historical warranty incidence over the past twenty-four month period. The warranty liability is evaluated on an ongoing basis for adequacy and may be adjusted as additional information regarding expected warranty costs becomes known.

Shipping and Handling Costs

The Company includes shipping and handling costs associated with inbound and outbound freight in costs of goods sold.

Cash and Cash Equivalents

Short-term, highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Certificate of deposit, restricted

The certificate of deposit matures on June 14, 2011 and is used to secure a revolving credit facility.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of December 31, 2010 and 2009, the Company maintained a reserve of $29,000 and $31,000 for doubtful accounts receivable. There was no bad debt expense recorded in 2010 and 2009, respectively.

Inventory

Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, finished goods and work-in-progress, and is stated at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption. The Company maintains a perpetual inventory system and continuously record the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

Inventory reserve

The Company maintains an allowance against inventory for the potential future obsolescence or excess inventory. A substantial decrease in expected demand for our products, or decreases in our selling prices could lead to excess or overvalued inventories and could require us to substantially increase our allowance for excess inventory. If future customer demand or market conditions are less favorable than our projections, additional inventory write-downs may be required and would be reflected in cost of revenues in the period the revision is made.

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. For the year ended December 31, 2010, the Company recognized an impairment loss $55,000 on the book value of intangible assets (see Note 7).

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

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At December 31, 2010 the Company had no financial assets or liabilities periodically re-measured at fair value.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on the estimated fair values at the date of grant. The compensation expense is recognized over the requisite service period.

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

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2010 and 2009.

The Company determines the fair value of the restricted stock awards utilizing the quoted market prices of the Company’s shares on the date they were granted.

Research and Development

Research development, and engineering costs are expensed in the period incurred. Costs of significantly altering existing technology are expensed as incurred.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences can result in deferred tax assets and liabilities, which would be recorded on the Company’s consolidated balance sheets. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

Uncertainty in income taxes are recognized in the Company’s financial statements based on the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has recognized no liability for unrecognized income tax benefits.

Loss Per Share

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Fiscal Years Ended
	December 31,
	2010	2009

Options to purchase common stock	1,393,000	1,410,000
Series A and B preferred shares conversion	84,000	84,000

Potential equivalent shares excluded	1,477,000	1,494,000

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

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone, and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones, and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 providing authoritative guidance related to fair value measurements and disclosures. The provisions of the guidance require new disclosures related to transfers in and out of Levels 1 and 2 classifications. The provisions also require a reconciliation of the activity in Level recurring fair value measurements. Existing disclosures also were expanded to include Level 2 fair value measurement valuation techniques and inputs. The guidance is effective for all interim and annual reporting periods beginning after December 15, 2009, except for the disclosures for Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of the guidance did not, and is not expected to, have a material impact on our business, financial position, results of operations or liquidity

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

June 15, 2010. The adoption is not expected to have an effect on the Company’s financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not believe that the adoption of the pronouncement will have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present condensed consolidated financial statements.

3.	Inventory

Inventories, consisting of materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2010	2009

Raw materials	$3,898,000	$6,341,000
Work-in-process	872,000	132,000
Finished goods	314,000	111,000
Reserve for obsolescence	(629,000)	(979,000)

	$4,455,000	$5,605,000

Inventory reserve charged to operations amounted to $232,000 and $714,000 during 2010 and 2009, respectively. Inventory valuation adjustments and other inventory write-offs in 2010 and 2009 amounted to $582,000 and $638,000, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consisted of the following at December 31:

	2010	2009

Computers and software	$601,000	$556,000
Machinery and equipment	958,000	795,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	650,000	507,000
Leasehold improvements	1,348,000	1,348,000
Construction in progress	—	8,000

	3,655,000	3,312,000
Less accumulated depreciation and amortization	(2,483,000)	(1,949,000)

Total	$1,172,000	$1,363,000

Fixed assets totaling $0 and $748,000 were retired or disposed of in the years ended December 31, 2010 and 2009, respectively. Depreciation and amortization expense was $534,000 and $600,000 for the years ended December 31, 2010 and 2009, respectively, which included amortization expense of leasehold improvements of $268,000 and $269,000 for the years ended December 31, 2010 and 2009, respectively.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2010	2009

Accrued inventory received	$54,000	$334,000
Accrued professional services	540,000	395,000
Accrued warranty	510,000	558,000
Accrued litigation settlement	525,000	—
Other	110,000	—

Total	$1,739,000	$1,287,000

Accrued warranty consisted of the following activities for the years ended December 31:

	2010	2009

Balance at beginning of year	$558,000	$545,000
Accruals for warranties issued during the period	427,000	383,000
Warranty claims	(475,000)	(370,000)

Balance at end of year	$510,000	$558,000

6.	Investment in Non-Consolidated Joint Venture — ITC

On April 6, 2009, Enova Systems Inc. and Hyundai Heavy Industries of Korea (“HHI”) agreed to dissolve their 60/40 joint venture, Hyundai-Enova Innovative Technology Center, Inc. (“ITC”), by mutual agreement based on their evaluation of the joint venture and its business relationship to each of Enova and HHI.

The Dissolution Agreement required Enova and ITC to enter into a Stock Purchase Agreement, dated as of April 6, 2009. Pursuant to the Stock Purchase Agreement, ITC re-purchased the 2,000,000 shares of common stock of ITC owned by Enova, which represented 40% of the issued shares of ITC, for a purchase price of $1,334,000 with

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

HHI becoming the sole shareholder of ITC immediately subsequent to this transaction. Enova received from ITC a cash payment of $137,000 and, as was agreed under the Dissolution Agreement, the amount of $1,197,000 was paid to HHI to settle open purchase orders that Enova had placed with HHI for electrical component inventory which became part of salable systems; and to settle other payables and receivables between Enova, HHI and ITC. During 2009, Enova received approximately $1,179,000 in inventory from HHI as full settlement for ITC.

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

Intangible assets consisted of legal fees directly associated with patent licensing. The Company has been granted three patents and in 2010, made an immaterial adjustment to value them at a zero balance. These patents were capitalized and were being amortized on a straight-line basis over a period of 20 years.

Intangible assets consisted of the following as of December 31:

	2010	2009

Patents	$93,000	$93,000
Less accumulated amortization and impairment	(93,000)	(33,000)

Total	$—	$60,000

Amortization expense charged to operations was $5,000 for each of the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company performed an impairment analysis to its intangible assets and determined that the technologies covered by the Company’s patents did not have any future economic value. The Company recorded an impairment loss of $55,000 during 2010.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable

Notes payable at December 31, consisted of the following:

	2010	2009

Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of December 31, 2010), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a financial institution in the original amount of $23,000, bearing interest at 11.70%, payable in 36 equal monthly installments of principal and interest through October 1, 2010	—	8,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	8,000	18,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	25,000	32,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	15,000	18,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	23,000	—

	1,349,000	1,354,000
Less current portion of notes payable	(63,000)	(68,000)

Notes payable, net of current portion	$1,286,000	$1,286,000

As of December 31, 2010 and 2009, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,132,000 and $1,054,000, respectively. Interest expense on notes payable amounted to approximately $88,000 and $91,000 during the years ended December 31, 2010 and 2009, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum principal payments of notes payable at December 31, 2010 consisted of the following:

Year Ending	Principal
December 31	Amounts

2011	63,000
2012	17,000
2013	19,000
2014	10,000
2015	2,000
Thereafter	1,238,000

Total	$1,349,000

9.	Revolving Credit Agreement

On June 30, 2010, the Company entered into a secured a revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit. The facility is for a period of 3 years and 6 months from July 1, 2010 to December 31, 2013.

The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.

10.	Deferred Revenues

The Company had deferred $31,000 and $357,000 in revenue related to production and development contracts at December 31, 2010 and 2009, respectively. The Company anticipates that the December 31, 2010 deferred revenue balance will be recognized in the first quarter of 2011.

11.	Commitments and Contingencies

Leases

In October 2007, The Company entered into a lease agreement with Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”). The lease term commenced on November 1, 2007, and expires January 1, 2013. The total base monthly rent is approximately $37,000, and will be increased effective May 1, 2011 based on the increase in the consumer price index. Under the Lease, Enova will pay the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. Enova also has an office in Hawaii which is rented on a month-to-month basis at $3,400 per month. Rent expense was $556,000 and $561,000 for the years ended December 31, 2010, and 2009, respectively.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating lease obligations at December 31, 2010 were as follows:

Year Ending	Operating
December 31	Leases

2011	$439,000
2012	439,000

Total	$878,000

12.	Stockholders’ Equity

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

During the year ended December 31, 2009, the Company issued 158,000 shares of common stock, respectively, to directors as compensation. The common stock issued to directors in 2009 was valued at $165,000, based upon the trading value of the common stock on the date of issuance. No common stock was issued to directors during 2010.

During the years ended December 31, 2010 and 2009, the Company issued 25,000 and 58,000 shares of common stock, respectively, to employees as compensation. The common stock issued to employees in 2010 and 2009 was valued at $95,000 and $172,000, respectively, based upon the trading value of the common stock on the date of issuance.

Series A Preferred Stock

Series A preferred stock is currently unregistered. Each share is convertible into 1/45 of a share of common stock at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation, or sale of more than 50% of the Company. Holders of Series A preferred stock have the same voting rights as common stockholders. The stock has a liquidation preference of $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series A preferred stock.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Series B Preferred Stock

Series B preferred stock is currently unregistered. Each share is convertible into 2/45 of a share of common stock at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering, if the offering results in net proceeds of $10,000,000, and the per share price of common stock is at least $2.00; and the merger, consolidation, or sale of common stock or sale of substantially all of the Company’s assets in which gross proceeds received are at least $10,000,000. The Series B preferred stock has certain liquidation and dividend rights prior and in preference to the rights of the common stock and Series A preferred stock. The stock has a liquidation preference of $2.00 per share together with an amount equal to, generally, $0.14 per share compounded annually at 7% per year from the filing date, less any dividends paid. Dividends on the Series B preferred stock are non-cumulative and payable at the annual rate of $0.14 per share if, when, and as declared by, the Board of Directors. No dividends have been declared on the Series B preferred stock.

13.	Stock Options

Stock Option Program Description

For the year ended December 31, 2010 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 104,000 and 903,000 were granted in 2010 and 2009, respectively.

Stock-based compensation expense related to stock options was $704,000 and $387,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the total compensation cost related to non-vested awards not yet recognized is $453,000. The remaining period over which the future compensation cost is expected to be recognized is 15 months.

Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2010 and 2009 has been based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2010 and 2009:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value(1)

Outstanding at December 31, 2008	623,000	$4.02	7.09	$—
Granted	903,000	$0.89	8.60	$—
Exercised	(23,000)	$0.23	—	$13,000
Forfeited or Cancelled	(93,000)	$3.67	—	$—

Outstanding at December 31, 2009	1,410,000	$2.10	7.65	$—

Granted	104,000	$1.34	9.94	$—
Exercised	(50,000)	$0.41	—	$42,000
Forfeited or Cancelled	(71,000)	$2.93	—	$—

Outstanding at December 31, 2010	1,393,000	$2.06	6.92	$267,000

Exercisable at December 31, 2010	958,000	$2.48	6.62	$177,000

Vested and expected to vest(2)	1,304,000	$2.13	6.99	$241,000

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.

(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

At December 31, 2010, there were 1,607,000 shares available for grant under the 2006 plan. The exercise prices of the options outstanding at December 31, 2010 ranged from $0.21 to $4.95. The weighted-average grant date fair value of the options granted during the years ended December 31, 2010 and 2009 was $1.22 and $0.69, respectively.

Unvested share activity for the year ended December 31, 2010 is summarized below:

	Unvested	Weighted-Average
	Number of	Grant Date Fair
	Options	Value

Unvested balance at December 31, 2009	879,000	$0.98
Granted	104,000	$1.22
Vested	(517,000)	$1.10
Forfeited	(31,000)	$1.22

Unvested balance at December 31, 2010	435,000	$0.93

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The company settles employee stock option exercises with newly issued common shares. The table below presents information related to stock option activity for the fiscal years ended December 31, 2010 and 2009:

	Years Ended
	December 31,
	2010	2009

Total intrinsic value of stock options exercised	$42,000	$13,000
Cash received from stock option exercises	$20,000	$5,000
Gross income tax benefit from the exercise of stock options	$—	$—

Valuation and Expense Information

The fair value of stock-based awards to officers and employees is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is calculated by using the SAB 107 “simplified method” of estimating the expected term which is derived by taking the average of the time to vesting and the full term of the option. The risk-free rate selected to value any particular grant is based on the bond equivalent yields that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The fair values of all stock options granted during the fiscal years ended December 31, 2010 and 2009 were estimated on the date of grant using the following range of assumptions:

	Years Ended
	December 31,
	2010	2009

Expected life (in years)	5.5	2-3
Average risk-free interest rate	2%	2%
Expected volatility	143%	120 - 194%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

Restricted Stock

During the year ended December 31, 2010 and 2009, the Company issued 25,000 and 216,000 restricted shares of the Company’s common stock to its employees and directors, respectively. The Company recorded compensation expense of $95,000 and $337,000 in 2010 and 2009, respectively. There are no unvested restricted stock awards granted to employees or directors as of December 31, 2010.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, consisted of the following:

	2010	2009

Deferred tax assets
Net operating loss carry-forwards	$28,186,000	$25,440,000
Stock based compensation	488,000	248,000
Other, net	(598,000)	(421,000)

	28,076,000	25,267,000
Less valuation allowance	(28,076,000)	(25,267,000)

Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance increased by $2,809,000 and decreased by $9,247,000 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $71,121,000 and $45,305,000, respectively. These operating loss carry forwards will expire in 2011 through 2030.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2010 and 2009) to income taxes as follows:

	December 31,	December 31,
	2010	2009

Tax benefit computed at 34%	$(2,523,000)	$(2,395,000)
Change in valuation allowance	2,809,000	(9,247,000)
State tax (net of Federal benefit)	(431,000)	(389,000)
Change in carryovers and tax attributes	145,000	12,031,000

Net tax benefit	$—	$—

The Company files federal income tax returns in the U.S. and in various state jurisdictions. The Company has not been audited by the Internal Revenue Service or any state for income taxes. The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the years ended December 31, 2010 and 2009.

15.	Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to make discretionary contributions. For the years ended December 31, 2010 and 2009, the Company did not make any contributions to the plan.

16.	Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2010	2009

United States	$6,752,000	$1,660,000
China	1,187,000	3,142,000
United Kingdom	427,000	534,000
Italy	206,000	161,000
Korea	—	111,000
Canada	—	14,000

Total	$8,572,000	$5,622,000

17.	Concentration

During the year ended December 31, 2010, the Company’s sales were concentrated to with a few large customers. Sales to three customers comprised 45%, 26% and 14% of total revenues and accounted for 42%, 20% and 21% of gross accounts receivable, respectively. During the year ended December 31, 2009, the Company had sales to three customers that comprised 56%, 15% and 13% of total revenues and accounted for 77%, 4% and 11% of gross accounts receivable, respectively. The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers.

18.	Subsequent Events

As previously reported in an 8-K filed January 20, 2011 with date of earliest event reported being January 14, 2011, on January 6, 2011, we entered into a Partial Settlement Agreement, dated January 5, 2011 (the “Settlement Agreement”), with Arens Controls Company, L.L. C. (“Arens”) to resolve certain claims made by Arens in connection with its action captioned Arens Controls Company, L.L.C. v. Enova Systems, Inc., filed in 2008 with the Northern District of Illinois of the U.S. District Court (the “Legal Action”). The Settlement Agreement was amended by Amendment No. 1 to Partial Settlement Agreement (the “Amendment”) dated January 14, 2011.

In the Legal Action, Arens asserted eight counts against Enova, including certain claims regarding inventory asserted by Arens to be valued at $1,671,000 (the “Inventory Claim”), a claim for payment under certain invoices, and claims for certain other monetary obligations of Enova to Arens.

Under the terms of the Settlement Agreement, we paid $327,000 directly to Arens and Arens dismissed with prejudice all but two of the counts under the Legal Action. Additionally, under the Settlement Agreement (as amended), on January 14, 2011, we acquired the inventory that was the subject of the Inventory Claim (the “Inventory”) for a payment of $1,498,000, representing an agreed upon reduction of $173,000 for the acquisition price of such Inventory. In return, Arens was deemed to have released us from any further liability on the Inventory Claim. However, per the terms of the Settlement Agreement (as amended), Arens is not deemed to have released us from (but instead is deemed to have preserved its claims under) two of the counts in the Legal Action. We intend to vigorously defend such remaining claims. For the year ended December 31, 2010, the Company recorded a loss totaling $328,000 for the Partial Settlement with Arens, consisting of losses of $167,000 for settlement of certain claims and $161,000 for inventory valuation and acquisition costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the current Directors and executive officers of Enova Systems Inc.:

Name	Age	Position

Richard Davies(3)(5)	42	Director
John Micek	58	Chief Financial Officer and Director
John Mullins	46	Chief Operating Officer
Edwin O. Riddell(1)	69	Director
Roy Roberts(2)(4)(5)	71	Director
Michael Staran	50	Chief Executive Officer and Director
John Wallace(2)(4)(5)	62	Director

(1)	Audit Committee Chairman

(2)	Audit Committee Member

(3)	Compensation Committee Chairman

(4)	Compensation Committee Member

(5)	Nomination and Governance Committee

Richard Davies.  Mr. Davies, age 42, has served on the Board of Directors since 2008. Since 2007, he has served as Managing Director of investments for Jagen Pty Ltd. Prior to that appointment, he managed the listed equity investments of Jagen Ptd Ltd. since 2003. Between 2001 and 2003, Mr. Davies co-founded Kicap Management, a global long short equity hedge fund. Between 1998 and 2001, Mr. Davies worked for Tiger Management as an analyst of telecom and media industries. In addition to his experience as a portfolio manager and analyst, Mr. Davies between 1992 and 1996 practiced an attorney with Baker & McKenzie in Hong Kong and Melbourne, Australia and then Freehill, Hollingdale & Page in Melbourne and Sydney, Australia. Mr. Davies graduated in 1992 from Monash University in 1992 with a Bachelor of Law (Honors) and Bachelor of Economics. He also earned an MBA (Honors) from Columbia Business School.

John J. Micek.  Mr. Micek, age 58, was re-appointed to the Board of Directors in 2007 and was appointed as Chief Financial Officer, Treasurer and Secretary of the Company effective January 1, 2011. He previously served on the Board between April 1999 and July 2005. From 2000 to 2010, Mr. Micek was Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California based family-owned venture fund. Since April 2010, Mr. Micek has been Managing Partner of Verdant Ventures, a merchant bank dedicated to sourcing and funding University and corporate lab spinouts in areas including cleantech and pharma. He also is admitted to practice law in California and his prior practice focused on financial services. Currently, Mr. Micek actively serves on the Board of Directors of Armanino Foods of Distinction, Innovaro Corporation and JAL/Universal Assurors. During the past five years, he previously served on the Board of Directors of Benda Pharmaceutical, Wherify Wireless, and ExchangeBlvd.com. Mr. Micek is a cum laude graduate of Santa Clara University, and the University of San Francisco School of Law, where he was Senior Articles Editor of the Law Review.

John Mullins.  Mr. Mullins, age 46, joined Enova Systems on December 12, 2007 as Director of Supply Chain Management and was appointed Chief Operating Officer on October 22, 2009. He has 20 years operations related management experience, 11 based outside the United States. From September 2006 to October 2007, Mr. Mullins served as COO/VP Operations for American Racing, an automotive supply company. From September 2004 to July 2006, Mr. Mullins served as SBU global General Manager of Ingersoll-Rand’s industrial tool and pump business based in Shanghai, China. His past roles also include General Manager of TRW Automotive’s North American aftermarket business; Operations general manager-Europe for Lucas Aftermarket, based in Solihull England, and a variety of positions with Kelsey-Hayes company in engineering and program management, based in Tokyo, Japan and Detroit, Michigan.

Edwin O. Riddell.  Mr. Riddell, age 69, has served on the Board of Directors since 1995. He also served as our President and Chief Executive Officer from August 20, 2004 until his retirement effective August 28, 2007. Between 1999 and 2004, Mr. Riddell was President of CR Transportation Services, a consultant to the electric and hybrid vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President of Engineering, working on electrically driven public transportation systems. From 1979 to 1985, Mr. Riddell was Vice President, General Manager and COO of Lift-U, Inc., a manufacturer of handicapped wheelchair lifts for the transit industry. He has also worked with Ford, Chrysler, and General Motors in the area of auto design, and as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell served as a member of the American Public Transportation Association’s (APTA) Member Board of Governors for over 15 years, and served on APTA’s Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium. He also serves on the Electric Drive Association Board of Directors.

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

Michael Staran.  Mr. Staran, age 50, was appointed to the Board of Directors in 2007. He currently serves as our President and Chief Executive Officer. Mr. Staran became our Chief Executive Officer effective August 28, 2007. He previously had served as President and Chief Operating Officer since June 26, 2007 and Executive Vice President since November 17, 2006. He also acted as a consultant for Enova Systems from November 2004 through February 2005 when he was hired by us as Director of Sales and Marketing. Mr. Staran has over 25 years of experience in business development, product management, sales and marketing, and engineering. Prior to joining us in 2006, he had served since 1998 as President of Effective Solutions People LLC providing specialized consulting to the OEM supplier segment. His affiliations and work history range from companies such as Ford, General Motors and DaimlerChrysler to suppliers such as Johnson Controls Inc. and Decoma International (a division of Magna International) where he was vice president of sales and marketing for 13 years. Mr. Staran holds a Bachelor of Science degree in Mechanical Engineering with a minor in Mathematics from Lawrence Institute of Technology in Southfield Michigan. Mr. Staran has developed three patented mechanical designs within the automotive components sector.

John R. Wallace.  Mr. Wallace, age 62, was elected to the Board of Directors in 2002 and was elected Chairman of the Board of Directors on August 22, 2008. Mr. Wallace has been a member of the Board of Directors for Xantrex Technology, Inc. based in Burnaby, B.C., Canada since 2003 and also held the position of CEO at Xantrex from November 2005 until September 2008. From 2002 to 2005, Mr. Wallace worked independently as a consultant in the alternative energy sector. Prior to working as a consultant, Mr. Wallace served in various capacities at Ford Motor Company from 1988 until his retirement in 2002. He served as Director of Ford’s Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. He then worked in Ford’s alternative fuel vehicle programs, serving first as Director of Technology Development Programs then as Director of Electric Vehicle Programs, Director of Alternative Fuel Vehicles, and finally Director of Environmental Vehicles. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. Mr. Wallace has been past Chairman of the Electric Vehicle Association of the Americas, past Executive Director and Chairman of the Board of Directors of TH!NK Nordic, past chairman of the United States Advanced Battery Consortium, and past Chairman of the California Fuel Cell Partnership. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

There is no family relationship between any director, nominee, or executive officer of Enova Systems.

Board of Directors and its Committee

Audit Committee.  The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of this committee are Messrs. Riddell (Chair), Roberts and Wallace. Although there presently are three members of the Audit Committee, NYSE Amex rules permit us, as a smaller reporting company, to have only two members of the audit committee. The Board has determined that the members of the Audit Committee are “independent” under the rules of the SEC and the NYSE Amex. In addition to being independent, Mr. Roberts has been determined by the Board to be an “audit committee financial expert” as defined by the SEC and the NYSE Amex. Mr. Roberts’ designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations or liability that are greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of greater than 10% owners of our common stock to file reports of ownership and changes in ownership with the SEC and provide copies to us. Based solely on a review of Section 16 reports and written representations from officers and directors, we believe that during the fiscal year ended December 31, 2009, our officers, directors, and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except each of Messrs. Roberts, Wallace, and Riddell failed to timely report a December 7, 2010 grant to him of an option to purchase 34,500 shares of our common stock, each of whom filed a report with respect thereto on March 22, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

					Non-Equity
				Options	Incentive Plan	All other
	Fiscal	Salary	Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(A)(F)	($)(B)	($)(C)	($)(D)	($)

Michael Staran	2010	$265,000	$60,000	$—	$96,200	$66,931	$488,131
Chief Executive Officer	2009	$250,000	$140,000	$162,261	$—	$76,850	$629,111
Jarett Fenton(E)	2010	$196,350	$—	$—	$48,444	$17,519	$262,313
Chief Financial Officer	2009	$185,050	$60,000	$95,687	$—	$16,174	$356,911
John Mullins	2010	$200,000	$50,000	$—	$61,444	$8,817	$320,061
Chief Operating Officer	2009	$175,346	$50,000	$72,306	$—	$277	$297,929

(A)	For the 2009 year, the Board of Directors awarded discretionary bonuses to the company’s officers in December 2009 based on several factors, predominately due to the negotiation of the equity raise with the payment of minimal investment banking fees in December 2009.

(B)	The valuation of option awards issued to employees are calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718 consistent with the assumptions set forth in Note 13 to the financial statements in this Annual Report on Form 10-K.

(C)	For the 2010 year, Messrs. Staran, Mullins, and Fenton earned compensation based on the Board of Directors March 22, 2010 establishment of executive compensation where the amount of compensation paid was dependent on achieving a gross margin and cash balance target for the year ended 12/31/2010. Mr. Staran earned $80,000 and $16,000; Mr. Fenton earned $40,000 and $8,000; Mr. Mullins earned $50,000 and $11,000, for achieving certain cash and gross margin targets, respectively.

(D)	For Mr. Staran, the amount shown attributable to 2010 includes (i) $36,406 for lease of apartment and related insurance; (ii) $10,147 for auto allowance and insurance; (iii) $216 value of life insurance premiums paid; and (iv) $16,183 in medical insurance premiums. In 2009, the amounts shown attributable for Mr. Staran include: (i) $34,314 for lease of apartment and related insurance; (ii) $18,418 for auto allowance and insurance; (iii) $2,218 value of life insurance premiums paid; and (iv) $15,505 in medical insurance premiums. For Mr. Fenton, the amount shown attributable to 2010 includes (i) $216 value of life insurance premiums paid; (ii) $3,858 in medical insurance premiums paid; and iii) $11,612 in auto allowance and insurance. In 2009, the amounts shown attributable for Mr. Fenton include: (i) $2,218 value of life insurance premiums paid; (ii) $3,436 in medical insurance premiums paid; and iii) $8,828 in auto allowance and insurance. For Mr. Mullins, the amount shown attributable to 2010 includes (i) $7,504 in medical insurance premiums and (ii) $216 value of life insurance premiums.

(E)	Mr. Fenton resigned as an officer of Enova and his employment ended as of December 31, 2010.

(F)	For the 2010 year, Messrs. Staran and Mullins earned bonus compensation based on the Board of Directors March 22, 2010 establishment of executive compensation where the amount of discretionary bonus paid was influenced on several discretionary factors, including, but not limited to gross margin and cash flow targets, amongst other discretionary factors as of 12/31/2010.

Employment Agreement

Effective February 11, 2008, we entered into an employment agreement with Michael Staran, the President and Chief Executive Officer of Enova, to provide him an annual salary of $250,000 beginning as of January 1, 2008 and 12 months severance pay. On October 29, 2008, Mr. Staran was granted 12,000 shares of Enova’s common stock. Pursuant to the February 11, 2008 employment agreement, we leased a car for Mr. Staran’s use and pay for related expenses. Mr. Staran also is entitled to reimbursement for an apartment at the rate of $3,057 per month. The employment agreement further provides for life, medical and disability benefits and 15 days of annual accrued vacation.

On February 17, 2009, the Board of Directors of Enova amended the employment agreement of Mr. Staran.to increase the severance payment period under his agreement from 12 months to 18 months. In addition, if severance payments are triggered, Enova will reimburse Mr. Staran up to $20,000 for relocation expenses. Except for the foregoing amendments, all terms and conditions of the employment agreement between Enova and Mr. Staran dated February 11, 2008 remain unchanged and in full force and effect.

The following table presents information regarding outstanding equity awards held by the executive officers named in the Summary Compensation Table at December 31, 2010.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2010

Option Awards	Stock Awards
Number of	Number of	Number of	Market Value of
Securities	Securities	Shares or	Shares or
Underlying	Underlying	Units of	Units of
Unexercised	Unexercised	Option	Option	Stock That	Stock That
Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested (#)	Vested ($)

Michael Staran	41,667	58,333	(A)	$1.26	12/18/2019	—	(F)	—
33,333	66,667	(B)	$0.80	4/13/2014	—	—
100,000	—	(C)	$3.81	3/23/2018	—	—
23,000	—	$4.35	9/21/2015	—	—
Jarett Fenton	20,833	29,167	(A)	$1.26	12/18/2019	—	—
23,333	46,667	(B)	$0.80	4/13/2014	—	—
70,000	—	(C)	$3.81	3/23/2018	—	—
John Mullins	20,833	29,167	(A)	$1.26	12/18/2019	—	—
30,000	—	(C)	$3.81	3/23/2018	—	—
17,500	12,500	(D)	$0.80	4/13/2019	—	—
30,000	—	(E)	$0.21	3/11/2019	—	—

(A)	The options were granted on December 18, 2009 and vest over three years on a quarterly basis on the last day of each calendar quarter provided the option holder is then an officer of Enova as of such date. The first 1/12 or 8.33% of the shares under each option vested on January 1, 2010. In the event there is a change of control of Enova, the options will become fully vested.

(B)	The options were granted on April 14, 2009 and vest over three years on an annual basis on the anniversary of the grant date provided the option holder is then an officer of Enova as of such date. The first 1/3 or 33.33% of the shares under each option vested on April 14, 2010. In the event there is a change of control of Enova, the options will become fully vested.

(C)	The options were granted on March 24, 2008 and vest over three years on an annual basis on December 31st of each year, provided the option holder is then an officer of Enova as of such date. The final 1/3 or 33.33% of the shares under each option vested on December 31, 2010.

(D)	The options were granted on April 14, 2009 and vest over three years on a quarterly basis on the last day of each calendar quarter provided the option holder is then an officer of Enova as of such date. The first 1/12 or 8.33% of the shares under each option vested on June 30, 2009. In the event there is a change of control of Enova, the options will become fully vested.

(E)	The options were granted on March 12, 2009 and vest over two years on a quarterly basis on the last day of each calendar quarter provided the option holder is then an officer of Enova as of such date. The first 1/8 or 12.5% of the shares under each option vested on March 31, 2009. In the event there is a change of control of Enova, the options will become fully vested.

(F)	Equity shares totaling 75,000 shares were granted on April 4, 2008 and vested over three years on an annual basis on December 31st of each year, as the holder was then an officer of Enova as of such date.

Current Equity Incentive Plans

We presently have only one active stock-based compensation plan. The 2006 Equity Compensation Plan authorizes the Compensation Committee to grant stock options and other stock awards to employees and consultants, including executives and directors, and such grants are currently approved by the whole board of directors. The determination of whether option grants are appropriate each year is based upon individual measures established for each individual within the subjective determination of the board of directors. Options are not necessarily granted to each executive during each year. Options granted to executive officers generally vest in conjunction with the attainment of the performance goals of the Company. In 2010, Messrs. Staran, Fenton and Mullins were not granted new stock options from the plan.

Change of Control and Retirement Arrangements

The terms of the February 11, 2008 employment agreement, as modified on February 17, 2009, with our current Chief Executive Officer provides that in the event Mr. Staran’s employment is terminated by us without cause, he is entitled to receive as severance (i) three months of health benefits, (ii) his contingent bonus, (iii) 18 months payment of his current base salary on a monthly basis and (iv) a relocation allowance of $20,000. If his duties or responsibilities are materially diminished or if he is assigned duties that are demeaning or otherwise materially inconsistent with the duties then currently performed by him, Mr. Staran will have the right to receive the same severance payment as if his employment had been terminated without cause. Effective December 31, 2010, Mr. Fenton resigned from all offices held by him with Enova and his employed ended as of that date. In connection with his employment migration, Mr. Fenton will receive 12 months payment of his current base salary, on a monthly basis including three months of health benefits.

On February 17, 2009, the Board of Directors entered into a severance agreement with Jarett Fenton, the former Chief Financial Officer of Enova, which permitted severance pay under certain circumstances.

Effective December 31, 2010, Mr. Fenton resigned from all offices held by him with Enova and his employment ended as of that date. In connection with his employment termination, Mr. Fenton is receiving 12 months severance based on his base salary as of December 31, 2010. The severance is payable monthly. He is also being provided three months of health benefits.

On August 31, 2009, we entered into a severance agreement with John Mullins, the Chief Operating Officer of Enova. Mr. Mullins agreement provides a 12 month severance provision. In the event that Mr. Mullins’ employment is terminated by Enova without cause, he is entitled to receive as severance three months of health benefits and 12 months payment of his current base salary, to be paid on a monthly basis. If Mr. Mullins’ duties or responsibilities are materially diminished or he is assigned duties that are demeaning or otherwise materially inconsistent with the duties then currently performed, he will have the right to terminate his agreement and receive the same severance payment as if his employment had been terminated without cause.

In addition, effective March 22, 2010 and for the fiscal year ending December 31, 2010, the Board of Directors approved a bonus arrangement providing for certain payments to Messrs. Staran, Fenton and Mullins in the event of an extraordinary transaction the result of which is a change in control of Enova. In the event of certain change of control transactions and provided certain criteria are satisfied, Messrs. Staran, Mullins and Fenton would have been entitled to a bonus based on the amount and type of consideration received in that transaction and such bonus would be payable in the same ratio of cash and stock as may be payable to the shareholders of Enova in that transaction. The amount of the bonuses that would be paid to Messrs. Staran, Mullins and Fenton, individually, would be aggregated with any other change of control payments that they are then eligible to receive under other arrangements and the total amount of the aggregated change of control payments would be capped as determined by the Board to avoid excise taxes and to permit their deductibility. Because no such transaction occurred, such bonuses did not become payable.

Director Compensation

The table below summarizes the total compensation we paid to our Directors (other than Mr. Staran) for the fiscal year ended December 31, 2010:

	Fees
	Earned or
	Paid in	Option
Non-Executive	Cash	Awards	Total
Director Name	($)	($)	($)

Richard Davies(A)	—	—	—
John Micek(D)	$30,000	—	$30,000
Edwin Riddell(B)	$20,000	$42,000	$62,000
Roy Roberts(B)(C)	$25,000	$42,000	$67,000
John Wallace(B)(C)	$25,000	$42,000	$67,000

(A)	Mr. Davies elected not to receive compensation for his services in the year ended December 31, 2010. Mr. Davies did not receive anything in return for not receiving compensation in the year ended December 31, 2010.

(B)	In 2010, Messrs. Riddell, Roberts and Wallace received equity options with a grant date fair value of $42,000 for each director, that vest over one year on a quarterly basis on the last date of each calendar quarter. The options will become fully vested on December 31, 2011.

(C)	In 2010, Messrs. Roberts and Wallace were entitled to cash compensation of $5,000 each for their services as members of the audit committee.

(D)	In 2010, Mr. Micek was entitled to cash compensation of $10,000 for his services as chairman of the audit committee.

The provisions of the Board compensation, effective as of July 1, 2008, provides that each Director receive quarterly compensation at a flat rate of $5,000 in cash and $7,500 in stock valued at the closing prices of our common stock on the last day of the quarter in which the meeting was held. In 2009 and in lieu of stock for compensation, Messrs. Micek, Riddell, Roberts and Wallace received options to purchase 34,500 shares of our common stock pursuant to the 2006 Equity Compensation Plan, which options had a grant date fair value of $27,000. The options vested over one year on a quarterly basis on the last date of each calendar quarter. In 2010 and in lieu of stock for compensation, Messrs. Wallace, Roberts and Riddell received options to purchase 34,500 shares of our common stock pursuant to the 2006 Equity Compensation Plan, which options had a grant date fair value of $42,000 and vest over one year on a quarterly basis on the last date of each calendar quarter. The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on the estimated fair values at the date of grant. The compensation expense is recognized over the requisite service period. The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model.

In addition, members of the Board who serve on our audit committee are provided additional compensation of $2,500 per quarter for the chairman of the audit committee and $1,250 per quarter for other members of the audit committee. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to (a) any person, including their address, known to us to own beneficially more than 5% of our voting securities, (b) equity securities beneficially owned by each of our named executive officers and directors; and (c) equity securities beneficially owned by the current executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC’s Regulation 13D-G. Accordingly, the information below reflects stock options, warrants, and other securities beneficially held by the specified person that may be exercised or converted into common stock within 60 days of March 1, 2011. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of March 1, 2011 based upon an aggregate of 31,488,041 voting shares from (i) 31,404,336 shares of common stock outstanding and (ii) potential conversion of Series A Preferred Stock and Series B Preferred Stock into 83,705 shares of common stock.

			Percent of Common Stock,
			Series A and Series B
	Number of	Percent of	Preferred Stock,
	Shares of	Common	and Common Stock
Owner	Common Stock	Stock	Voting Together

Jagen, Pty., Ltd.(1)	3,222,222	10.3%	10.2%
9 Oxford Street, South Ybarra 3141 Melbourne, Victoria Australia
Shell Asset Management BV(2)	6,054,960	19.3%	19.2%
Sir Winston Churchillaan 366H, 2285 SJ Rijswijk ZH, The Netherlands
J O Hambro Capital Management Group Limited(3)	2,227,500	7.1%	7.1%
Ground Floor, Ryder Court 14 Ryder Street London, United Kingdom SW1Y 6QB Klaustrasse 10 8008 Zurich, Switzerland
Special Situation Fund, L.P.(4)	4,413,622	14.0%	14.0%
527 Madison Avenue, Suite 2600, New York, NY 10022
Swiss Global Asset Management AG(5)	1,771,750	5.6%	5.6%
69, route d’Esch, L-1470, Luxembourg
Jarett Fenton(6)	119,166	*	*
Michael Staran(7)	335,167	1.1%	1.1%
John Mullins(8)	80,000	*	*
Richard Davies(1)	3,222,222	10.3%	10.2%
John J. Micek(9)	218,408	*	*
Roy S. Roberts(9)	85,745	*	*
John R. Wallace(9)	106,438	*	*
Edwin O. Riddell(10)	144,167	*	*
All Executive Officers and Directors as a group	4,311,313	13.7%	13.7%

(1)	Jagen Pty. Ltd. (Jagen) shares beneficial ownership with Jagen’s controlling shareholder, the B. Liberman Family Trust and its trustee, Jagen Nominees, Pty. Ltd. Mr. Davies is Managing Director for Jagen. Boris and Helen Liberman possess ultimate voting and discretionary authority over the shares.

(2)	Based on a Form 3 filed December 15, 2009. Shell Asset Management Company BV manages assets of The Shell Group and its subsidiaries and affiliates, including certain pension plans organized for the benefit of employees of The Shell Group. As such, The Shell Group and such subsidiaries and affiliates, including such pension plans, have the right to the receipt of dividends from, and the proceeds from the sale of, the shares of common stock.

(3)	Based upon a Holding(s) in Company filed on August 19, 2008 via the Regulatory News Service (“RNS”) on the London Stock Exchange.

(4)	Based on a Schedule 13G filed February 11, 2011. MGP Advisors Limited (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment power over the portfolio securities of each of the funds listed above.

(5)	Based on a Schedule 13G filed February 11, 2011. SAM Sustainable Asset Management AG (“SAM”), as investment adviser of the Julius Bar Multipartner SAM Smart Energy Fund (part of the “Julius Barr Multipartner SICAV”), holds investment power over the shares listed above. The voting power of the shares listed above is held by the Julius Barr Multipartner SICAV fund administrator, Swiss & Global Asset Management Ltd. Zurich, which has delegated such voting power over the shares listed above to SAM which in turn, has delegated such voting power to Robeco Institutional Asset Management.

(6)	Includes 114,166 shares of common stock underlying stock options that are exercisable within 60 days. Mr. Fenton resigned as an officer and his employment ended effective December 31, 2010.

(7)	Includes 239,667 shares of common stock underlying stock options that are exercisable within 60 days.

(8)	Includes 80,000 shares of common stock underlying stock options that are exercisable within 60 days.

(9)	Includes 34,500 shares of common stock underlying stock options that are exercisable within 60 days.

(10)	Includes 64,500 shares of common stock underlying stock options that are exercisable within 60 days.

Equity Compensation Plan Information

For the fiscal year ended December 31, 2010, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in November 2006, has a total of 3,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2010:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,393,000	$2.06	1,607,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,393,000	$2.06	1,607,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Audit Fees

The following table sets forth the aggregate fees billed or to be billed by our principal accountant for the following services for the years ended December 31, 2010 and 2009:

	2010	2009

Audit Fees	$200,000	$195,000
Audit-Related Fees	$—	$25,000
Tax Fees	$14,000	$13,000
All Other Fees	$14,000	—

Total	$228,000	$233,000

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

(a) 2. Financial Statement Schedule

No financial statement schedules are filed as a part of this report.

(a) 3. Exhibits

Exhibit #	Description

3.1	Our Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed on April 2, 2007)
3.2	Our Amended and Restated bylaws (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, as filed on November 12, 2009)

Exhibit #	Description

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.26 of our Quarterly Report on Form 10-Q for the period ended June 30, 2005, as filed on August 15, 2005)
10.2	Form of Security Agreement entered into May 31, 1995 between us and Credit Managers Association of California, Trustee (incorporated by reference to Exhibit 10.65 of our Quarterly Report on Form 10-Q for the period ended April 30, 1996, as filed on June 14, 1996)
10.3	Commercial Promissory Note dated October 10, 2007 between us and Union Bank of California (incorporated by reference to Exhibit 10.3 of our Annual Report Form 10-K for the period ended December 31 2007, as filed on March 26, 2008)
10.4	Placing Agreement in connection with an application to join AIM dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.28 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.5	Agreement relating to the appointment of a Nominated Adviser and Broker dated July 19, 2005 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10.29 of our amended Quarterly Report on Form 10-Q for the period ended September 30, 2005, as filed November 21, 2005)
10.6	Placing Agreement dated July 25, 2007 between us and Investec Bank (UK) Limited (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed August 7, 2007)
10.7	Facility Lease Agreement entered into October 17, 2007 between us and Sunshine Distribution L.P., (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 23, 2007)
10.8	Retirement Agreement and Limited Release entered into July 12, 2007 between us and Edwin Riddell, formerly our Chief Executive Officer and President (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K as amended filed July 16, 2007)+
10.9	Employment Agreement entered into February 11, 2008 between us and Michael Staran, our President and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 15, 2008)+
10.10	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K/A filed April 4, 2008)
10.11	Securities Purchase Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2008)
10.12	Registration Rights Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 24, 2008)
10.13	Supply Agreement with Navistar, Inc. entered into May 16, 2008 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the three month period ending July 30, 2008, as filed on August 14, 2008) #
10.14	Stock Purchase Agreement entered into April 6, 2009 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed April 6, 2009)
10.15	Joint Venture Dissolution and Termination Agreement entered into April 6, 2009 (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed April 6, 2009)
10.16	Securities Purchase Agreement entered into October 29, 2009 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 30, 2009)
10.17	Placing Agreement entered into October 29, 2009 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed October 30, 2009)
10.18	Registration Rights Agreement entered into December 15, 2009 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 15, 2009)
10.19	Amendment to Employment Agreement entered into on February 17, 2009 (incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed February 23, 2009)+
10.20	Bonus Arrangement between us and Mike Staran, John Mullins, and John Micek (incorporated by referenced to item 5.02 on Form 8-K filed December 13, 2010)+
10.21	Separation Agreement and General Release between us and Jarett Fenton effective as of December 10, 2010+*
10.22	Severance Agreement between us and John Mullins effective as of August 31, 2009+*

Exhibit #	Description

23.1	Consent of PMB Helin Donovan*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ Michael Staran
Michael Staran,
Chief Executive Officer & President

Dated: March 30, 2011

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

Signature	Title	Date

/s/ Michael Staran Michael Staran	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 30, 2011

/s/ John Micek John Micek	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011

/s/ John R. Wallace John R. Wallace	Director, Chairman of the Board	March 30, 2011

/s/ Richard Davies Richard Davies	Director	March 30, 2011

/s/ Roy Roberts Roy Roberts	Director	March 30, 2011

/s/ Edwin Riddell Edwin Riddell	Director	March 30, 2011