Form 10-Q
period 2011-03-31
ENOVA SYSTEMS INC
filed 2011-05-12
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2011, there were 31,510,536 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,229,000	$8,431,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	2,827,000	2,850,000
Inventories and supplies, net	4,979,000	4,455,000
Prepaid expenses and other current assets	419,000	482,000

Total current assets	12,654,000	16,418,000
Long term accounts receivable	145,000	100,000
Property and equipment, net	1,125,000	1,172,000

Total assets	$13,924,000	$17,690,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628,000	$1,847,000
Deferred revenues	151,000	31,000
Accrued payroll and related expenses	582,000	922,000
Other accrued liabilities	1,040,000	1,739,000
Current portion of notes payable	66,000	63,000

Total current liabilities	2,467,000	4,602,000
Accrued interest payable	1,176,000	1,156,000
Notes payable, net of current portion	1,302,000	1,286,000

Total liabilities	4,945,000	7,044,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 and 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2011 and December 31, 2010, respectively	528,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2011 and December 31, 2010	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 31,509,000 and 31,479,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	144,133,000	144,110,000
Additional paid-in capital	9,159,000	9,040,000
Accumulated deficit	(145,935,000)	(144,128,000)

Total stockholders’ equity	8,979,000	10,646,000

Total liabilities and stockholders’ equity	$13,924,000	$17,690,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$2,945,000	$929,000
Cost of revenues	2,726,000	846,000

Gross income	219,000	83,000

Operating expenses
Research and development	563,000	322,000
Selling, general & administrative	1,448,000	1,477,000

Total operating expenses	2,011,000	1,799,000

Operating loss	(1,792,000)	(1,716,000)

Other income and (expense)
Interest and other income (expense)	(15,000)	(3,000)

Total other income and (expense)	(15,000)	(3,000)

Net loss	$(1,807,000)	$(1,719,000)

Basic and diluted loss per share	$(0.06)	$(0.05)

Weighted average number of common shares outstanding	31,482,000	31,404,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,807,000)	$(1,719,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	58,000	9,000
Depreciation and amortization	124,000	138,000
Loss on litigation settlement	41,000	—
Issuance of common stock for employee services	—	23,000
Stock option expense	119,000	146,000
(Increase) decrease in:
Accounts receivable	23,000	490,000
Inventory and supplies	(582,000)	89,000
Prepaid expenses and other current assets	63,000	(190,000)
Long term accounts receivable	(45,000)	—
Increase (decrease) in:
Accounts payable	(1,219,000)	(32,000)
Deferred revenues	120,000	(147,000)
Accrued payroll and related expense	(340,000)	192,000
Other accrued liabilities	(740,000)	(144,000)
Accrued interest payable	20,000	20,000

Net cash used in operating activities	(4,165,000)	(1,125,000)

Cash flows from investing activities:
Purchases of property and equipment	(52,000)	(57,000)

Net cash used in investing activities	(52,000)	(57,000)

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(6,000)	(7,000)
Net proceeds from the exercise of stock options	21,000	—

Net cash provided by (used in) financing activities	15,000	(7,000)

Net (decrease) in cash and cash equivalents	(4,202,000)	(1,189,000)
Cash and cash equivalents, beginning of period	8,431,000	13,078,000

Cash and cash equivalents, end of period	$4,229,000	$11,889,000

Supplemental disclosure of cash flow information:

Interest paid	$2,000	$2,000

Assets acquired through financing arrangements	$25,000	$—

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three months ended March 31, 2011 and 2010
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
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of and for the three months ended March 31, 2011 and 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
     The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2011 or for any other future period. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year then ended.
Fair Value of Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable, deferred revenues, and accrued payroll and other liabilities, approximate fair value due to the short maturity of these instruments. The carrying value of all other financial instruments is representative of their fair values. The recorded values of long-term notes payable approximate their fair values as interest rates approximate market rates.
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
•	The Fee for the Arrangement is Fixed or Determinable — Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract. Fees for professional consulting services, engineering services and equipment sales are fixed under the terms of the written contract. The customer’s fee is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.
•	Collectability is Reasonably Assured — The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis. Amounts received upfront for engineering or development fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company to provide on-going services or performance. All amounts received under collaborative research agreements or research and development contracts are nonrefundable, regardless of the success of the underlying research.
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
Accounts Receivable and Allowance for Doubtful Accounts
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of March 31, 2011 and December 31, 2010, the Company maintained a reserve of $5,000 and $29,000 for doubtful accounts receivable.
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
Warranty Costs
     The Company provides product warranties for specific product lines and accrues for estimated future warranty costs in the period in which revenue is recognized. Our products are generally warranted to be free of defects in materials and workmanship for a period of 12 to 24 months from the date of installation, subject to standard limitations for equipment that has been altered by other than Company personnel and equipment which has been subject to negligent use. Warranty provisions are based on past experience of product returns, number of units repaired and our historical warranty incidence over the past twenty-four month period. The warranty liability is evaluated on an ongoing basis for adequacy and may be adjusted as additional information regarding expected warranty costs becomes known.
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
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31,	December 31,
	2011	2010
Raw Materials	$4,742,000	$3,898,000
Work In Progress	595,000	872,000
Finished Goods	266,000	314,000
Reserve for Obsolescence	(624,000)	(629,000)

Total	$4,979,000	$4,455,000

     Inventory write-offs were $63,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

4. Property and Equipment
     Property and equipment consisted of the following at:

	March 31,	December 31,
	2011	2010
Computers and software	$603,000	$601,000
Machinery and equipment	1,003,000	958,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	679,000	650,000
Leasehold improvements	1,348,000	1,348,000

	3,731,000	3,655,000
Less accumulated depreciation and amortization	(2,606,000)	(2,483,000)

Total	$1,125,000	$1,172,000

     Depreciation and amortization expense was $124,000 and $137,000 for the three months ended March 31, 2011 and 2010, respectively, which included amortization of leasehold improvements of $66,000 and $67,000 for the three months ended March 31, 2011 and 2010, respectively.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	March 31,	December 31,
	2011	2010
Accrued inventory received	$16,000	$54,000
Accrued professional services	553,000	540,000
Accrued warranty	467,000	510,000
Accrued litigation settlement	—	525,000
Other	4,000	110,000

Total	$1,040,000	$1,739,000

     Accrued warranty consisted of the following activities during the three months ended:

	March 31,
	2011	March 31, 2010
Balance at beginning of quarter	$510,000	$558,000
Accruals for warranties issued during the period	125,000	38,000
Warranty claims	(168,000)	(104,000)

Balance at end of quarter	$467,000	$492,000

6. Intangible Assets
     Intangible assets consisted of legal fees directly associated with patent licensing. The Company has been granted three patents. As of December 31, 2010, the Company valued these patents at zero. These patents were being amortized on a straight-line basis over a period of 20 years. Amortization expense charged to operations was zero and $1,000 for the three months ended March 31, 2011 and 2010, respectively.
7. Notes Payable
     Notes payable consisted of the following at:

	March 31,	December 31,
	2011	2010
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2011), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	5,000	8,000

	March 31,	December 31,
	2011	2010
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	24,000	25,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	14,000	15,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	22,000	23,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through February 17, 2016	25,000	—

	1,368,000	1,349,000
Less current portion of notes payable	(66,000)	(63,000)

Notes payable, net of current portion	$1,302,000	$1,286,000

     As of March 31, 2011 and December 31, 2010, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,151,000 and $1,132,000, respectively. Interest expense on notes payable amounted to $22,000 during the three months ended March 31, 2011 and 2010.
8. Revolving Credit Agreement
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
9. Stockholders’ Equity
     During the three months ended March 31, 2011 and 2010, the Company issued shares of common stock valued at $0 and $23,000, respectively, to employees as compensation based upon the trading value of the common stock on the date of issuance. During the three months ended March 31, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2010.
10. Stock Options
Stock Option Program Description
     As of March 31, 2011, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 1,709,000 shares were available for grant as of March 31, 2011. All stock options have terms of between five and ten years and generally vest and become fully exercisable from one to three years from the date of grant.
     As of March 31, 2011, the total compensation cost related to non-vested awards not yet recognized is $311,000. The weighted average period over which the future compensation cost is expected to be recognized is 17 months.

     The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

			Weighted Average
			Remaining	Aggregate
	Number of Share	Weighted Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value (1)
Outstanding at December 31, 2010	1,393,000	$2.06	6.92	—
Granted	65,000	$1.12	9.51	$24,000
Exercised	(30,000)	$0.69	—	$21,000
Forfeited or Cancelled	(167,000)	$2.20	—	—

Outstanding at March 31, 2011	1,261,000	$2.03	6.92	$405,000

Exercisable at March 31, 2011	910,000	$2.38	6.53	$268,000

Vested and expected to vest(2)	1,251,000	$2.03	6.91	$400,000

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.

(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.
     The exercise prices of the options outstanding at March 31, 2011 ranged from $0.21 to $4.35. The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 was $0.93. There were no options granted during the three months ended March 31, 2010. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Unvested share activity for the three months ended March 31, 2011 is summarized below:

	Unvested	Weighted-Average
	Number of	Grant Date Fair
	Options	Value
Unvested balance at December 31, 2010	435,000	$0.93
Granted	65,000	$0.93
Vested	(96,000)	$1.02
Forfeited	(53,000)	$0.94

Unvested balance at March 31, 2011	351,000	$0.97
     The fair values of all stock options granted during the three months ended March 31, 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended
	March 31,	March 31,
	2011	2010
Expected life (in years)	2.5 – 6.5	—
Average risk-free interest rate	2.00%	—
Expected volatility	107 - 132%	—
Expected dividend yield	0%	—
Forfeiture rate	3%	—
     The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
11. Concentrations
     The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on their customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 63% and 33%, respectively, of total gross accounts receivable at March 31, 2011, and three customers represented 42%, 21% and 20%, respectively, of total gross accounts receivable at December 31, 2010.
     The Company’s revenues are concentrated with few customers. For the three months ended March 31, 2011, four customers represented 33%, 32%, 20% and 13% of gross revenues. For the three months ended March 31, 2010, two customers represented 69% and 12% of gross revenues.

12. Recent Accounting Pronouncements
     There have been no recent accounting pronouncements issued applicable to Enova Systems, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2010.
     The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.
Overview
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
     Enova has incurred significant operating losses in the past. As of March 31, 2011, we had an accumulated deficit of approximately $145.9 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
Customer Highlights
     First Auto Works (FAW) has expanded their market opportunity by joint development, with Enova, of a post transmission system option. Additionally, FAW recently won China’s prestigious BAAV Best HEV Bus award for 2010.
     Smith Electric Vehicles (SEV) and Enova have begun shipment of its 90kW all-electric drive system for integration into the Smith Edison Vehicle, currently manufactured in the UK.
     CSR Corporation Limited (CSR) has recently purchased two (2) all-electric drive systems for integration into commercial bus applications. CSR is approved by the State-owned Assets Supervision and Administration Commission of the State Council, was co-founded by China South Locomotive and Rolling Stock Industry Group Corporation and Beijing Railway Industry Economic and Trade Company with a total equity capital of $7 billion USD The company was established in December 2007 with sixteen (16) fully funded holding companies and over 80,000 employees distributed in 10 provinces and cities around the country.
     US Air Force and the Warner Robins Air Logistics Center Vehicle Directorate hosted the 2011 Vehicle Transportation Acquisition Council (VTAC) Conference at Robins AFB, Georgia from April 6 – 7, 2011. Attendees from all the Air Force Major Command Headquarters Transportation / Vehicle Maintenance staff along with representatives from the Vehicle Directorate at Robins AFB and from Air Force Bases across the country were in attendance. Enova was one of only two suppliers invited to present at the morning briefing. This briefing was key to showcasing the benefits of a non-invasive, retrofit solution to the USAF’s existing Flightline van fleet. Enova highlighted the retrofit, in a post-transmission parallel hybrid configuration, to key personnel like Colonel Michael Holl, Director Support Equipment and Vehicles Division, Robins Air Force Base, GA.
     US Government and Enova have had recent comprehensive discussions regarding government interest in deployment of alternate fuel vehicles. Enova has met with executive levels at the Pentagon to further penetrate the available volume of government sourced vehicles.
     A Major UK Based OEM has recently awarded Enova a contract as the production drive system supplier for their all electric buses. The yet to be announced OEM designs, manufactures and sells single deck and double deck buses and mini coaches. Its buses operate in the UK, Continental Europe, and North America.
Technology Highlights
     Omni Inverter. Power-source and motor design agnostic, Enova’s Omni-series inverter/vehicle controller offers increased flexibility and ease-of-integration. With plug-and-play connectivity, it is compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. The inverter is fully production validated and Enova is currently coordinating introduction of the Omni inverter with various customers.
     Omni Charger. Enova is finalizing design and validation test plans for the new Omni-series 10kW on-board battery charger for plug-in hybrid-electric and all-electric vehicles. CAN control based, the new Omni charger offers increased flexibility, ease-of-integration and compatibility with a wide range of vehicle platforms. Enova is coordinating the introduction of the new charger with various customers. Production availability is planned for later in 2011.
     Omni DC/DC Converter. Design has begun on a stand-alone Omni-series DC/DC converter operating at the higher power levels required for large electric vehicles. The new converter will be available in 12V or 24V output configurations. Validation testing is planned to begin summer 2011 with introduction discussions already underway with various customers.
     Enova continues to mature its long-standing relationship with Valence on energy-oriented battery packs, as well as evaluate technologies offered by A123, Samsung/Bosch and Dow Kokam.
     Enova has incurred significant operating losses in the past. As of March 31, 2011, we had an accumulated deficit of approximately $145.9 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve, especially in light of government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house gas emissions in the future as well as intentions to provide government incentives that may induce consumption of our products and services.
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe discussions with the above named entities may result in additional production contracts during 2011 and beyond, there are no assurances that such additional agreements will be realized.
Critical Accounting Policies
     In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2010.
     The following represents a summary of our critical accounting policies, defined as those policies that we believe: (a) are the most important to the portrayal of our financial condition and results of operations and (b) involving inherently uncertain issues which require management’s most difficult, subjective or complex judgments.
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
Accounts Receivable and Allowance for doubtful accounts — Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote.
Stock-based Compensation — We measure the compensation cost for stock-based awards classified as equity at their fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest, net of estimated forfeitures.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010
First Quarter of Fiscal 2011 vs. First Quarter of Fiscal 2010

	Three Months Ended			As a % of Revenues
	March 31,			March 31,
	2011	2010	% Change	2011	2010
Revenues	$2,945,000	$929,000	217%	100%	100%
Cost of revenues	2,726,000	846,000	222%	93%	91%

Gross income	219,000	83,000	164%	7%	9%

Operating expenses
Research and development	563,000	322,000	75%	19%	35%
Selling, general & administrative	1,448,000	1,477,000	-2%	49%	159%

Total operating expenses	2,011,000	1,799,000	12%	68%	194%

Operating loss	(1,792,000)	(1,716,000)	4%	-61%	-185%

Other income and (expense)
Interest and other income (expense)	(15,000)	(3,000)	400%	-1%	0%

Total other income and (expense)	(15,000)	(3,000)	400%	-1%	0%

Net loss	$(1,807,000)	$(1,719,000)	5%	-61%	-185%

     The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.
     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenues. Revenues in the current period benefited from U.S. government grant programs, resulting in increased sales for fulfillment of orders from Smith Electric Vehicles as well as Navistar Inc. The increase in revenue for the three months ended March 31, 2011 compared to 2010 was mainly due to the delivery of drive systems to Navistar and Smith Electric Vehicles. Revenues were also attributed to continued shipments of drive systems to First Auto Works (“FAW”). Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.

     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues increased primarily due to the increase in revenue. The increase in cost of revenues as a percentage of revenues was attributed to product mix and pass through revenue from HCATT as well as continuous improvement efforts.
     Gross Margin. The change in gross margin is primarily attributable to product mix and pass through revenue from HCATT. We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through increased in-house manufacturing and inventory processes that have resulted in tighter controls over production costs. As we make deliveries on production contracts in 2011, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin. Our gross margin may fluctuate based on the sales product mix from period to period.
     Research and Development (“R&D”). R&D costs increased significantly as we devoted increased engineering personnel resources to the development of our next generation Omni-series motor control unit and charger, as well as the continued testing of our EV vehicles, new battery technologies and electric motors. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software and DC-DC converters.
     Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The Company’s cost savings measures continue to be sustained and have become an integral part of the sales environment in 2011. The Company constantly evaluates contemporary or fully matured cost measures in the event of potential or future growth changes.
     Interest and Other Income (Expense). Interest and other expense increased in 2011 due to a loss in connection with a litigation settlement of $41,000 which we did not have in 2010.
     Net Loss. The increase in the net loss was mainly due to the significant increase in R&D costs.
     Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2010. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended March 31, 2011 were financed by product sales as well as from working capital reserves.
     Net cash used in operating activities was $4,165,000 for the three months ended March 31, 2011, an increase of $3,040,000 compared to $1,125,000 for the three months ended March 31, 2010. The increase in 2011 was primarily due to a net decrease in liabilities of $2,048,000 and a net increase in assets of $930,000. Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services, inventory reserve, and other losses. These non-cash items increased by $26,000 in first quarter of 2011 compared to 2010 primarily due to a loss in connection with a litigation settlement. The net loss increase was primarily due to the decrease in gross margin and a significant increase in R&D when comparing the three months ended 2011 and 2010. We continued to conserve cash resources by maintaining a steady employee headcount and restrictions on administration and operating expenditures. As of March 31, 2011 and March 31, 2010, the Company had $4,229,000 and $11,889,000 of cash and cash equivalents, respectively. We anticipate that our current cash balance and projected cash inflow from customer receivables will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.
     Net cash used in investing activities for capital expenditures was $52,000 for the first three months of 2011 compared to $57,000 in the first three months of 2010.

     Net cash provided by financing activities totaled $15,000 for the first three months of 2011, compared to net cash used in financing activities of $7,000 for the first three months of 2010. This increase was primarily attributed to proceeds from the exercise of stock options and lower payments on notes payable in the first three months of 2011 compared to the same period in 2010.
     As of March 31, 2011, net accounts receivable was $2,827,000, a decrease of 1% or $23,000 from the balance at December 31, 2010 of $2,850,000. The decrease in the receivable balance was due to a decrease in the volume of sales in the first quarter in 2011 compared to the last quarter of 2010 offset by cash collections in the current period. As of March 31, 2011 and December 31, 2010, the Company maintained a reserve of $5,000 and $29,000 for doubtful accounts receivable.
     Net inventory and supplies increased by $524,000 when comparing the balances at March 31, 2011 and December 31, 2010, which represents a 12% increase in the inventory balance between the two dates. The increase resulted from net inventory activity including receipts totaling approximately $2,669,000, consumption of approximately $2,087,000 and an inventory reserve charge of $58,000. The primary reason for the net increase in inventory activity was attributed to materials received in connection with a litigation settlement. These materials were used in Q1 2011 and will be used to satisfy future production schedule requirements through the remainder of 2011.
     Prepaid expenses and other current assets decreased by a net $63,000, or 13%, to $419,000 at March 31, 2011 from the December 31, 2010 balance of $482,000. The decrease was due to receipts of inventory related to deposits on purchase orders and a decrease in prepaid insurance.
     Long term accounts receivable increased to $145,000 at March 31, 2011 compared to $100,000 at December 31, 2010. The Company agreed to defer collection of certain accounts receivable as requested by one of our customers under the terms of the Company’s warranty. The Company continues to remedy all warranty claims and therefore anticipates collection of the long-term receivables.
     Property and equipment decreased by $47,000, net of depreciation, at March 31, 2011, when compared to the December 31, 2010 balance of $1,172,000. In the first three months of 2011, the Company recognized depreciation expense of $124,000 and recorded additions to fixed assets totaling $77,000.
     Accounts payable decreased in the first three months of 2011 by $1,219,000, or 66%, to $628,000 from $1,847,000 at December 31, 2010. The decrease was primarily attributed to payments for inventory purchases made in late 2010 and the first quarter of 2011.
     Deferred revenues increased by $120,000, or 387%, to a balance of $151,000 at March 31, 2011 compared to a $31,000 balance at December 31, 2010. This balance is anticipated to be realized into revenue in the second and third quarters of 2011 and is associated with prepayment on purchase orders from certain customers.
     Accrued payroll and related expenses decreased by $340,000, or 37%, to $582,000 at March 31, 2011 compared to a balance of $922,000 at December 31, 2010. The change is primarily due to payments made in the first quarter of 2011 of accrued executive and employee incentive bonuses.
     Other accrued liabilities decreased by $699,000, or 40%, to $1,040,000 at March 31, 2011 from the balance of $1,739,000 at December 31, 2010, primarily due to payments for accrued losses on the partial litigation settlement with Arens Controls Company L.L.C. in January 2011 and payments for accrued professional services recorded as of December 31, 2010. In addition, there was a net decrease in the accrued warranty balance as costs for warranty repairs exceeded the warranty accruals associated with sales during the first quarter of 2011.
     Accrued interest payable was $1,176,000 at March 31, 2011, an increase of 2% from the balance of $1,156,000 at December 31, 2010. The increase is due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.
     Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We anticipate that our current cash balance and projected cash inflow from customer receivables will be adequate to meet our working capital and capital expenditure needs for at least the next 12 months.

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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
     As previously reported in an 8-K filed January 20, 2011 with date of earliest event reported being January 14, 2011, on January 6, 2011, we entered into a Partial Settlement Agreement, dated January 5, 2011 (the “Settlement Agreement”), with Arens Controls Company, L.L.C. (“Arens”) to resolve certain claims made by Arens in connection with its action captioned Arens Controls Company, L.L.C. v. Enova Systems, Inc., filed in 2008 with the Northern District of Illinois of the U.S. District Court (the “Legal Action”). The Settlement Agreement was amended by Amendment No. 1 to Partial Settlement Agreement (the “Amendment”) dated January 14, 2011.
     In the Legal Action, Arens asserted eight counts against Enova, including certain claims regarding inventory asserted by Arens to be valued at $1,671,000 (the “Inventory Claim”), a claim for payment under certain invoices, and claims for certain other monetary obligations of Enova to Arens.
     Under the terms of the Settlement Agreement, we paid $327,000 directly to Arens and Arens dismissed with prejudice all but two of the counts under the Legal Action. Additionally, under the Settlement Agreement (as amended), on January 14, 2011, we acquired the inventory that was the subject of the Inventory Claim (the “Inventory”) for a payment of $1,498,000, representing an agreed upon reduction of $173,000 for the acquisition price of such Inventory. In return, Arens was deemed to have released us from any further liability on the Inventory Claim. However, per the terms of the Settlement Agreement (as amended), Arens is not deemed to have released us from (but instead is deemed to have preserved its claims under) two of the counts in the Legal Action. We intend to vigorously defend such remaining claims. For the year ended December 31, 2010, the Company recorded a loss totaling $328,000 for the Partial Settlement with Arens, consisting of losses of $167,000 for settlement of certain claims and $161,000 for inventory valuation and acquisition costs. For the quarter ended March 31, 2011, we recorded an additional loss of $41,000 for inventory valuations.
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

ITEM 1A. Risk Factors
     There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2. Unregistered Sales of Equity and Use of Proceeds
     None.

ITEM 3. Defaults upon Senior Securities
     None.

ITEM 4. [Removed and Reserved]
     Not applicable.

ITEM 5. Other Information
     None.

ITEM 6. Exhibits
a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Partial Settlement Agreement Between Enova and Arens Controls Company L.L.C.*

99.2	Amendment No. 1 to Partial Settlement Agreement Between Enova and Arens Controls Company L.L.C.*

*	— Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 12, 2011

ENOVA SYSTEMS, INC. (Registrant)
By:	/s/ John Micek
John Micek,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Partial Settlement Agreement Between Enova and Arens Controls Company L.L.C.*

99.2	Amendment No. 1 to Partial Settlement Agreement Between Enova and Arens Controls Company L.L.C.*