Form 10-Q
period 2011-06-30
ENOVA SYSTEMS INC
filed 2011-08-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2011
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
     As of July 31, 2011, there were 31,515,223 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,242,000	$8,431,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	2,755,000	2,850,000
Inventories and supplies, net	4,505,000	4,455,000
Prepaid expenses and other current assets	211,000	482,000

Total current assets	10,913,000	16,418,000
Long term accounts receivable	145,000	100,000
Property and equipment, net	1,088,000	1,172,000

Total assets	$12,146,000	$17,690,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,000	$1,847,000
Deferred revenues	98,000	31,000
Accrued payroll and related expenses	593,000	922,000
Other accrued liabilities	767,000	1,739,000
Current portion of notes payable	63,000	63,000

Total current liabilities	1,933,000	4,602,000
Accrued interest payable	1,196,000	1,156,000
Notes payable, net of current portion	1,297,000	1,286,000

Total liabilities	4,426,000	7,044,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 and 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2011 and December 31, 2010, respectively	528,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2011 and December 31, 2010	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 31,515,000 and 31,479,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	144,135,000	144,110,000
Additional paid-in capital	9,248,000	9,040,000
Accumulated deficit	(147,285,000)	(144,128,000)

Total stockholders’ equity	7,720,000	10,646,000

Total liabilities and stockholders’ equity	$12,146,000	$17,690,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$2,531,000	$2,054,000	$5,476,000	$2,983,000
Cost of revenues	1,948,000	1,764,000	4,674,000	2,610,000

Gross income	583,000	290,000	802,000	373,000

Operating expenses
Research and development	441,000	361,000	1,004,000	683,000
Selling, general & administrative	1,414,000	1,551,000	2,862,000	3,028,000

Total operating expenses	1,855,000	1,912,000	3,866,000	3,711,000

Operating loss	(1,272,000)	(1,622,000)	(3,064,000)	(3,338,000)

Other income and (expense)
Interest and other income (expense)	(78,000)	(2,000)	(93,000)	(5,000)

Total other income and (expense)	(78,000)	(2,000)	(93,000)	(5,000)

Net loss	$(1,350,000)	$(1,624,000)	$(3,157,000)	$(3,343,000)

Basic and diluted loss per share	$(0.04)	$(0.05)	$(0.10)	$(0.11)

Weighted average number of common shares outstanding	31,513,000	31,416,000	31,497,000	31,410,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,157,000)	$(3,343,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	53,000	—
Inventory reserve	204,000	103,000
Depreciation and amortization	253,000	273,000
Loss on asset disposal	49,000	—
Loss on litigation settlement	41,000	—
Issuance of common stock for employee services	—	48,000
Stock option expense	208,000	285,000
(Increase) decrease in:
Accounts receivable	42,000	(218,000)
Inventory and supplies	(254,000)	592,000
Prepaid expenses and other current assets	271,000	(173,000)
Long term accounts receivable	(45,000)	(215,000)
Increase (decrease) in:
Accounts payable	(1,435,000)	221,000
Deferred revenues	67,000	(259,000)
Accrued payroll and related expense	(329,000)	266,000
Other accrued liabilities	(1,013,000)	(299,000)
Accrued interest payable	40,000	41,000

Net cash used in operating activities	(5,005,000)	(2,678,000)

Cash flows from investing activities:
Purchases of property and equipment	(193,000)	(188,000)

Net cash used in investing activities	(193,000)	(188,000)

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(14,000)	(15,000)
Net proceeds from the exercise of stock options	23,000	6,000

Net cash provided by (used in) financing activities	9,000	(9,000)

Net (decrease) in cash and cash equivalents	(5,189,000)	(2,875,000)
Cash and cash equivalents, beginning of period	8,431,000	13,078,000

Cash and cash equivalents, end of period	$3,242,000	$10,203,000

Supplemental disclosure of cash flow information:

Interest paid	$3,000	$3,000

Assets acquired through financing arrangements	$25,000	$26,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
Three and six months ended June 30, 2011 and 2010
1. Description of the Company and its Business
     Enova Systems, Inc., (“Enova”, “We” or “the Company”), a California corporation, was incorporated in July 1976, and trades on the NYSE Amex Equities under the trading symbol “ENA” and on the London Stock Exchange under the symbol “ENV-GB”. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.
2. Summary of Significant Accounting Policies
Basis of Presentation — Interim Financial Statements
     The financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.
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
Liquidity and Going Concern
     The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. At June 30, 2011, the Company had an accumulated deficit of approximately $147.3 million, working capital of approximately $9.0 million and shareholders’ equity of approximately $7.7 million. Over the past years, the Company has been funded through a combination of debt, lease financing and public equity offerings. As of June 30, 2011, the Company had $3.2 million in cash and cash equivalents.
     The Company expects that it will need to raise additional capital to fully pursue its business plan over the long term and is currently pursuing a variety of funding options. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. Without substantial reductions or eliminations of its development programs, the Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the twelve months following June 30, 2011.
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
Significant Accounting Policies
     The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2011 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The Company recognizes revenue from milestone payments over the remaining minimum period of performance obligations.
     The Company also recognizes engineering and construction contract revenues using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Customer-furnished materials, labor, and equipment, and in certain cases subcontractor materials, labor, and equipment, are included in revenues and cost of revenues when management believes that the company is responsible for the ultimate acceptability of the project. Contracts are segmented between types of services, such as engineering and construction, and accordingly, revenue and gross margin related to each activity is recognized as those separate services are rendered.
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
3. Inventory
     Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	June 30,	December 31,
	2011	2010
Raw Materials	$4,675,000	$3,898,000
Work In Progress	187,000	872,000
Finished Goods	297,000	314,000
Reserve for Obsolescence	(654,000)	(629,000)

Total	$4,505,000	$4,455,000

Inventory write-offs were $179,000 and $0 for the six months ended June 30, 2011 and 2010, respectively.
4. Property and Equipment
     Property and equipment consisted of the following at:

	June 30,	December 31,
	2011	2010
Computers and software	$604,000	$601,000
Machinery and equipment	862,000	958,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	774,000	650,000
Leasehold improvements	1,348,000	1,348,000

	3,686,000	3,655,000
Less accumulated depreciation and amortization	(2,598,000)	(2,483,000)

Total	$1,088,000	$1,172,000

     Depreciation and amortization expense was $253,000 and $271,000 for the six months ended June 30, 2011 and 2010, respectively, and within those total expenses, the amortization of leasehold improvements was $131,000 and $134,000 for the six months ended June 30, 2011 and 2010, respectively. Depreciation and amortization expense was $129,000 and $134,000 for the three months ended June 30, 2011 and 2010, respectively, and within those total expenses, the amortization of leasehold improvements was $65,000 and $67,000 for the three months ended June 30, 2011 and 2010.
5. Other Accrued Liabilities
     Other accrued liabilities consisted of the following at:

	June 30,	December 31,
	2011	2010
Accrued inventory received	$16,000	$54,000
Accrued professional services	338,000	540,000
Accrued warranty	408,000	510,000
Accrued litigation settlement	—	525,000
Other	5,000	110,000

Total	$767,000	$1,739,000

     Accrued warranty consisted of the following activities during the six months ended June 30:

	2011	2010
Balance at beginning of year	$510,000	$558,000
Accruals for warranties issued during the period	285,000	207,000
Warranty claims	(387,000)	(272,000)

Balance at end of quarter	$408,000	$493,000

     Accrued warranty consisted of the following activities during the three months ended June 30:

	2011	2010
Balance at beginning of quarter	$467,000	$492,000
Accruals for warranties issued during the period	160,000	169,000
Warranty claims	(219,000)	(168,000)

Balance at end of quarter	$408,000	$493,000

6. Intangible Assets
     Intangible assets consisted of legal fees directly associated with patent licensing. The Company has been granted three patents and in 2010, made an immaterial adjustment to value them at a zero balance. These patents were capitalized and were being amortized on a straight-line basis over a period of 20 years. Amortization expense charged to operations was zero and $2,000 for the six months ended June 30, 2011 and 2010, respectively, and zero and $1,000 for the three months ended June 30, 2011 and 2010, respectively.
7. Notes Payable, Long-Term Debt and Other Financing
     Notes payable consisted of the following at:

	June 30,	December 31,
	2011	2010
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of June 30, 2011), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	2,000	8,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	22,000	25,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	13,000	15,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	21,000	23,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	24,000	—

	1,360,000	1,349,000
Less current portion of notes payable	(63,000)	(63,000)

Notes payable, net of current portion	$1,297,000	$1,286,000

     As of June 30, 2011 and December 31, 2010, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,170,000 and $1,132,000, respectively. Interest expense on notes payable amounted to $44,000 during each of the six months ended June 30, 2011 and 2010, respectively. Interest expense on notes payable amounted to $22,000 during each of the three months ended June 30, 2011 and 2010, respectively.
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
9. Stockholders’ Equity
     During the three and six months ended June 30, 2011, the Company did not issue any shares of common stock to directors or employees as compensation. During the three and six months ended June 30, 2010, the Company issued shares of common stock valued at $25,000 and $48,000, respectively, to directors and employees as compensation based upon the trading value of the common stock on the date of issuance. During the six months ended June 30, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2010.

10. Stock Options
Stock Option Program Description
     As of June 30, 2011, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.
     The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 1,614,000 shares were available for grant as of June 30, 2011. All stock options have terms of between five and ten years and generally vest and become fully exercisable from one to three years from the date of grant.
     As of June 30, 2011, the total compensation cost related to non-vested awards not yet recognized is $319,000. The weighted average period over which the future compensation cost is expected to be recognized is 18 months.
     The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

			Weighted Average
			Remaining
	Number of Share	Weighted Average	Contractual Term	Aggregate
	Options	Exercise Price	in Years	Intrinsic Value(1)
Outstanding at December 31, 2010	1,393,000	$2.06	6.92	$—
Granted	190,000	$0.95	9.67	$—
Exercised	(36,000)	$0.63	—	$7,000
Forfeited or Cancelled	(197,000)	$2.25	—	$—

Outstanding at June 30, 2011	1,350,000	$1.91	6.94	$58,000

Exercisable at June 30, 2011	997,000	$2.22	6.36	$55,000

Vested and expected to vest(2)	1,345,000	$1.91	6.94	$58,000

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.

(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.
     The exercise prices of the options outstanding at June 30, 2011 ranged from $0.21 to $4.35. The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 was $0.79. There were no options granted during the six months ended June 30, 2010. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.
     Unvested share activity for the six months ended June 30, 2011 is summarized below:

	Unvested	Weighted-Average
	Number of	Grant Date Fair
	Options	Value
Unvested balance at December 31, 2010	435,000	$0.93
Granted	190,000	$0.79
Vested	(186,000)	$1.01
Forfeited	(86,000)	$0.90

Unvested balance at June 30, 2011	353,000	$0.91

     The fair values of all stock options granted during the six months ended June 30, 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the six months ended
	June 30,	June 30,
	2011	2010
Expected life (in years)	2.5 — 6.5	—
Average risk-free interest rate	2.00%	—
Expected volatility	107 — 132%	—
Expected dividend yield	0%	—
Forfeiture rate	3%	—
     The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.
11. Concentrations
     The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on its customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 65% and 24%, respectively, of total gross accounts receivable at June 30, 2011, and three customers represented 42%, 21% and 20%, respectively, of total gross accounts receivable at December 31, 2010.
     The Company’s revenues are concentrated with few customers. For the three and six months ended June 30, 2011, one customer represented 80% of gross revenues and three customers represented 54%, 19% and 11% of gross revenues, respectively. For the three and six months ended June 30, 2010, three customers represented 31%, 31% and 24% of gross revenues and three customers represented 43%, 21% and 18% of gross revenues, respectively.
12. Recent Accounting Pronouncements
          In June of 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The amendments in this ASU require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011, with early adoption permitted. The Company has not chosen to early adopt the provisions of this update. The future adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.
          In May of 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and disclosure Requirements in U. S. GAAP & IFRS,” which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The future adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.
     There have been no other recent accounting pronouncements issued applicable to Enova Systems, Inc. other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Overview
     Enova believes it is a leader in the development, design and production of proprietary, power train systems and related components for electric and hybrid electric buses and medium and heavy duty commercial vehicles. Electric drive systems are comprised of an electric motor, electronics control unit and a gear unit which power a vehicle. Hybrid electric systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, and may eliminate external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity.
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
     Enova’s primary market focus centers on aligning ourselves with key customers and integrating with original equipment manufacturers (“OEMs”) in our target markets. We believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time and expense. As we penetrate new market areas, we are continually refining both our market strategy and our product line to maintain our leading edge in power management and conversion systems for vehicle applications.
     Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.
     Enova has incurred significant operating losses in the past. As of June 30, 2011, we had an accumulated deficit of approximately $147.3 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve as our new product initiatives improve penetration into key markets and government policies being implemented in the United States, China and the United Kingdom regarding the curbing of green house emissions that may induce consumption of our products and services.

Customer Highlights
     SMITH ELECTRIC VEHICLES (SEV) — Enova began shipments of our 90kW all-electric drive system for integration into the Smith Edison Vehicle, currently manufactured in the UK.
     CSR CORPORATION LIMITED (CSR) recently purchased two (2) pre-transmission drive systems for integration into commercial bus applications. CSR is approved by the State-owned Assets Supervision and Administration Commission of the State Council, was co-founded by China South Locomotive and Rolling Stock Industry Group Corporation and Beijing Railway Industry Economic and Trade Company with a total equity capital of $7 billion USD The company was established in December 2007 with sixteen (16) fully funded holding companies and over 80,000 employees distributed in 10 provinces and cities around the country.
     OPTARE PLC recently sourced Enova as the drive systems supplier for their all electric version of the Solo, the Solo EV. Optare is a bus manufacturer and importer based in Blackburn, UK. The company operates from three main business units, Bus Manufacturing, Coach Sales and Unitec. The company manufactures a full range of bus types from minibuses to double deckers.
     US AIR FORCE and the Warner Robins Air Logistics Center Vehicle Directorate hosted the 2011 Vehicle Transportation Acquisition Council (VTAC) Conference at Robins Air Force Base in Georgia from April 6 — 7, 2011. Attendees from all the Air Force Major Command Headquarters Transportation / Vehicle Maintenance staff along with representatives from the Vehicle Directorate at Robins AFB and from Air Force Bases across the country were in attendance (approximately 85 attendees attended the conference). Enova was one of only two suppliers invited to present at the morning briefing. This briefing was key to showcasing the benefits of a non-invasive, retrofit solution to the USAF’s existing Flightline van fleet. Enova highlighted the retrofit, in a post-transmission parallel hybrid configuration, to key personnel in the Support Equipment and Vehicles Division.
     US GOVERNMENT and Enova have had recent comprehensive discussions regarding government interest in deployment of alternate fuel vehicles. Enova has met with executive levels at the Pentagon to further penetrate the available volume of government sourced vehicles.
Technology Highlights
     OMNI INVERTER. Power-source and motor design agnostic, Enova’s new Omni-series inverter/vehicle controller offers increased flexibility and ease-of-integration. With plug-and-play connectivity, it is compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. The inverter is fully production validated and Enova is currently coordinating introduction of the Omni inverter with various customers.
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
     We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2011 and beyond, there are no assurances that such additional agreements will be realized.

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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 compared to Three and Six Months Ended June 30, 2010
Second Quarter of Fiscal 2011 vs. Second Quarter of Fiscal 2010

	Three Months Ended			As a % of Revenues
	June 30,			June 30,
	2011	2010	% Change	2011	2010
Revenues	$2,531,000	$2,054,000	23%	100%	100%
Cost of revenues	1,948,000	1,764,000	10%	77%	86%

Gross profit	583,000	290,000	101%	23%	14%
Operating expenses
Research and development	441,000	361,000	22%	17%	18%
Selling, general & administrative	1,414,000	1,551,000	-9%	56%	76%

Total operating expenses	1,855,000	1,912,000	-3%	73%	93%

Operating loss	(1,272,000)	(1,622,000)	-22%	-50%	-79%

Other income and (expense)
Interest and other income (expense)	(78,000)	(2,000)	-3800%	-3%	0%

Total other income (expense)	(78,000)	(2,000)	-3800%	-3%	0%

Net loss	$(1,350,000)	$(1,624,000)	-17%	-53%	-79%

First Six Months of Fiscal 2011 vs. First Six Months of Fiscal 2010

	Six Months Ended			As a % of Revenues
	June 30,			June 30,
	2011	2010	% Change	2011	2010
Revenues	$5,476,000	$2,983,000	84%	100%	100%
Cost of revenues	4,674,000	2,610,000	79%	85%	87%

Gross profit	802,000	373,000	115%	15%	13%
Operating expenses
Research and development	1,004,000	683,000	47%	18%	23%
Selling, general & administrative	2,862,000	3,028,000	-5%	52%	102%

Total operating expenses	3,866,000	3,711,000	4%	71%	124%

Operating loss	(3,064,000)	(3,338,000)	-8%	-56%	-112%

Other income and (expense)
Interest and other income (expense)	(93,000)	(5,000)	-1760%	-2%	0%

Total other income (expense)	(93,000)	(5,000)	-1760%	-2%	0%

Net loss	$(3,157,000)	$(3,343,000)	-6%	-58%	-112%

     The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

     Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Revenues. Revenues in the current year benefited from U.S. government grant programs, resulting in increased sales for fulfillment of orders from Smith Electric Vehicles as well as Navistar Inc. The increase in revenue for the six months ended June 30, 2011 compared to the same period in 2010 was mainly due to the delivery of drive systems to Smith Electric Vehicles and Navistar. Revenues were also attributed to continued shipments to First Auto Works and HCATT in the first quarter of 2011. Revenues increased in the second quarter of 2011 compared to the same period in 2010 mainly due to deliveries to Smith Electric Vehicles in both the United States and the United Kingdom. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.
     Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the six months ended June 30, 2011 compared to the same period in the prior year increased primarily due to the increase in revenue for the six months ended June 30, 2011 compared to the same period in the prior year. The decrease in cost of revenues as a percentage of revenues in the three months ended June 30, 2011 compared same period in 2010 was attributable to improved product mix for our core power control products as well as continuous cost improvement efforts.
     Gross Profit. The increase in gross profit for the three and six months ended June 30, 2011 compared to the same periods in the prior year is primarily attributable to manufacturing efficiencies from higher production volumes in the second quarter and improved product mix. We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through increased in-house manufacturing and inventory processes that have resulted in tighter controls over production costs. As we make deliveries on production contracts in 2011, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.
     Research and Development (“R&D”). R&D costs increased for the three and six months ended June 30, 2011 compared to the same periods in the prior year as we devoted increased engineering personnel resources to the development of our next generation Omni-series motor control unit, 10kW charger and DC/DC converter, as well as the continued testing of our EV vehicles, new battery technologies and electric motors. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software for customer applications.
     Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and six months ended June 30, 2011 compared to the same period in the prior year is attributable the Company’s implementation of cost savings measures that will continue to be sustained in our cost structure. We constantly monitor S, G & A in light of our business outlook.
     Interest and Other Income (Expense). Interest and other expense increased in the six months ended June 30, 2011 compared to the same period in the prior year due to a net loss on a litigation settlement and the disposal of a fixed asset. Interest and other expense increased in the three months ended June 30, 2011 compared to the same period in the prior year due to the disposal of a fixed asset.
     Net Loss. The decrease in the net loss for the three and six months ended June 30, 2011 compared to the same periods in the prior year was mainly due to improved gross margins resulting in an increase in gross profit and our continued efforts to control administrative costs.
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
LIQUIDITY AND CAPITAL RESOURCES
     We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the six months ended June 30, 2011 were financed by product sales as well as from working capital reserves.

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
     Net cash used in operating activities was $5,005,000 for the six months ended June 30, 2011, an increase of $2,327,000 compared to $2,678,000 for the six months ended June 30, 2010. The increase in cash used in 2011 was primarily due to a net decrease of total liabilities of $2,618,000, of which the major factors were payments made for the partial litigation settlement with Arens Controls L.L.C., inventory purchases utilized in 2010-Q4 and 2011-Q1 sales and employee incentive bonus accruals. Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services and other losses. These non-cash items increased by $99,000 for the six months ended June 30, 2011 as compared to the same period in the prior year primarily due to an increase in reserves and non-cash losses. The decrease in net loss was primarily due to the increase in gross margin when comparing the six months ended 2011 and 2010. We continued to conserve cash resources by restricting administrative and general expenditures. As of June 30, 2011, the Company had $3,242,000 of cash and cash equivalents compared to $8,431,000 as of December 31, 2010.
     Net cash used in investing activities for capital expenditures was $193,000 for the six months ended June 30, 2011 compared to $188,000 for the six months ended June 30, 2010. The increase was primarily attributable to continued acquisition of testing equipment.
     Net cash provided by financing activities was $9,000 for the six months ended June 30, 2011, compared to net cash used in financing activities of $9,000 for the six months ended June 30, 2010. This increase was primarily attributed to proceeds from the exercise of stock options.
     Net accounts receivable decreased by $95,000, or 3%, to $2,755,000 at June 30, 2011 compared to a balance of $2,850,000 at December 31, 2010. The decrease in the receivable balance was due to a decrease in the volume of sales in the second quarter in 2011 compared to the last quarter of 2010 offset by cash collections in the current period. As of June 30, 2011 and December 31, 2010, the Company maintained a reserve for doubtful accounts receivable of $58,000 and $29,000, respectively.
     Net inventory and supplies increased by $50,000, or 1%, to $4,505,000 at June 30, 2011 compared to a balance of $4,455,000 at December 31, 2010. The increase resulted from net inventory activity including receipts totaling $3,537,000, consumption of $3,283,000 and an inventory reserve charge of $204,000. The primary reason for the net increase in inventory activity was attributable to materials received in connection with a litigation settlement in the first quarter 2011. These materials were used in the second quarter of 2011 and will be used to satisfy future production schedule requirements through the remainder of 2011.
     Prepaid expenses and other current assets decreased by $271,000, or 56%, to $211,000 at June 30, 2011 compared to a balance of $482,000 at December 31, 2010. The decrease was due to receipts of inventory related to deposits on purchase orders and a decrease in prepaid insurance.
     Long term accounts receivable increased by $45,000, or 45%, to $145,000 at June 30, 2011 compared to a balance of $100,000 at December 31, 2010. The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of the receivable.
     Property and equipment, net of depreciation, decreased by $84,000, or 7%, to $1,088,000 at June 30, 2011 compared to a balance of $1,172,000 at December 31, 2010. The decrease is primarily due to the disposal of a fixed asset and depreciation expense of $253,000, which was partially offset by additions to fixed assets totaling $218,000 in the first six months of 2011.

     Accounts payable decreased by $1,435,000, or 78%, to $412,000 at June 30, 2011 compared to a balance of $1,847,000 at December 31, 2010. The decrease was primarily due to payments in 2011 for inventory purchases made in 2010 in support of customer sales in the fourth quarter of 2010 and first quarter of 2011.
     Deferred revenues increased by $67,000, or 216%, to $98,000 at June 30, 2011 compared to a balance of $31,000 at December 31, 2010. The balance at June 30, 2011 is anticipated to be realized into revenue in the third quarter of 2011 and is associated with prepayments on purchase orders from certain customers.
     Accrued payroll and related expenses decreased by $329,000, or 36%, to $593,000 at June 30, 2011 compared to a balance of $922,000 at December 31, 2010. The decrease was primarily due to 2011 payments of accrued 2010 executive and employee incentive bonuses.
     Other accrued liabilities decreased by $972,000, or 56%, to $767,000 at June 30, 2011 compared to a balance of $1,739,000 at December 31, 2010. The decrease was primarily due to payments for accrued losses on the partial litigation settlement with Arens Controls Company L.L.C. in January 2011 and 2011 payments for accrued professional services. In addition, the accrued warranty balance at June 30, 2011 compared to December 31, 2010 decreased as costs for warranty repairs were greater than warranty accruals for sales during the first half of 2011.
     Accrued interest payable increased by $40,000, or 3%, to $1,196,000 at June 30, 2011 compared to a balance of $1,156,000 at December 31, 2010. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.
Going concern
     Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, and without substantial reductions in development programs and strategic initiatives, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following June 30, 2011. As of June 30, 2011, we had an accumulated deficit of approximately $147.3 million, working capital of approximately $9.0 million and total shareholders’ equity of approximately $7.7 million.
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
     As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     As reported in our Form 10-Q for the first quarter of fiscal 2011, six of the eight counts in the litigation between Enova and Arens Controls Company, L.L.C. were settled. The two counts that were not settled remain outstanding and there have been no material developments with respect thereto during the period covered by this report.
     We are subject to several lawsuits arising out of the conduct of our business, including matters relating to commercial transactions. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse outcomes in these matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
     Given the uncertainty inherent in litigation, we do not believe it is possible to develop estimates of the range of reasonably possible loss for these matters. Considering our past experience, we do not expect the outcome of these matters, either individually or in the aggregate, to have a material adverse effect on our consolidated financial position. Because most contingencies are resolved over long periods of time, potential liabilities are subject to change due to new developments, changes in settlement strategy or the impact of evidentiary requirements, which could cause us to pay damage awards or settlements (or become subject to equitable remedies) that could have a material adverse effect on our results of operations or operating cash flows in the periods recognized or paid.
ITEM 1A. Risk Factors
     The risk factors discussed below update the risk factors previously discussed in our Annual Report on Form 10-K. There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
If we cannot raise adequate capital in the future, we may be unable to continue our product development, marketing and business, generally.
     We anticipate investing significant resources to fund future operations, including product development and marketing. We need to obtain additional funding through public or private equity or debt financing, collaborative agreements or from other sources. Such funding, from any source, may not be available when needed or on favorable terms, particularly in light of the recent tightening of worldwide credit markets. If we raise additional funds by issuing equity securities, current shareholders may experience significant dilution of their holdings. If we cannot raise adequate funds to satisfy our capital requirements, we may also have to limit, delay, scale-back or eliminate product development programs, marketing or other activities. Any of these actions could harm our business.
We are dependent on a limited number of vendors for primary components of our products.
     We have custom made components manufactured according to our engineering specifications that would take time to reproduce with other suppliers if a current vendor fails to delivery components that perform according to our specifications and requirements in a timely manner. Any disruption to our supply chain, either by our vendors or the result of a natural disaster, could have a material adverse effect on our results of operations.

ITEM 2. Unregistered Sales of Equity and Use of Proceeds
     None.
ITEM 3. Defaults upon Senior Securities
     None.
ITEM 4. [Removed and Reserved]
     Not applicable.
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.XML	XBRL Instance Document**

101.XSD	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	— Filed herewith

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2011
ENOVA SYSTEMS, INC. (Registrant)
By:	/s/ John Micek
John Micek, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.XML	XBRL Instance Document*

101.XSD	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”