Form 10-Q
period 2011-09-30
ENOVA SYSTEMS INC
filed 2011-11-10
CIK 922237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2011

or

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

As of October 31, 2011, there were 31,515,223 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$978,000	$8,431,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	2,624,000	2,850,000
Inventories and supplies, net	5,041,000	4,455,000
Prepaid expenses and other current assets	307,000	482,000

Total current assets	9,150,000	16,418,000
Long term accounts receivable	81,000	100,000
Property and equipment, net	1,012,000	1,172,000

Total assets	$10,243,000	$17,690,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399,000	$1,847,000
Deferred revenues	60,000	31,000
Accrued payroll and related expenses	535,000	922,000
Other accrued liabilities	530,000	1,739,000
Current portion of notes payable	62,000	63,000

Total current liabilities	1,586,000	4,602,000
Accrued interest payable	1,217,000	1,156,000
Notes payable, net of current portion	1,292,000	1,286,000

Total liabilities	4,095,000	7,044,000

Stockholders’ equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 and 2,652,000 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2011 and December 31, 2010, respectively	528,000	530,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2011 and December 31, 2010	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 31,515,000 and 31,479,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	144,135,000	144,110,000
Additional paid-in capital	9,322,000	9,040,000
Accumulated deficit	(148,931,000)	(144,128,000)

Total stockholders’ equity	6,148,000	10,646,000

Total liabilities and stockholders’ equity	$10,243,000	$17,690,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$508,000	$1,904,000	$5,984,000	$4,887,000
Cost of revenues	434,000	1,615,000	5,108,000	4,225,000

Gross income	74,000	289,000	876,000	662,000

Operating expenses
Research and development	528,000	483,000	1,532,000	1,166,000
Selling, general & administrative	1,172,000	1,520,000	4,034,000	4,548,000

Total operating expenses	1,700,000	2,003,000	5,566,000	5,714,000

Operating loss	(1,626,000)	(1,714,000)	(4,690,000)	(5,052,000)

Other income and (expense)
Interest and other income (expense)	(20,000)	(36,000)	(113,000)	(41,000)

Total other income and (expense)	(20,000)	(36,000)	(113,000)	(41,000)

Net loss	$(1,646,000)	$(1,750,000)	$(4,803,000)	$(5,093,000)

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.15)	$(0.16)

Weighted average number of common shares outstanding	31,515,000	31,430,000	31,503,000	31,417,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net loss	$(4,803,000)	$(5,093,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	53,000	—
Inventory reserve	281,000	221,000
Depreciation and amortization	373,000	409,000
Loss on asset disposal	49,000	—
Loss on litigation settlement	41,000	—
Issuance of common stock for employee services	—	71,000
Stock option expense	282,000	428,000
(Increase) decrease in:
Accounts receivable	173,000	167,000
Inventory and supplies	(867,000)	875,000
Prepaid expenses and other current assets	175,000	(88,000)
Long term accounts receivable	19,000	(215,000)
Increase (decrease) in:
Accounts payable	(1,448,000)	1,000
Deferred revenues	29,000	(303,000)
Accrued payroll and related expense	(387,000)	526,000
Other accrued liabilities	(1,250,000)	(368,000)
Accrued interest payable	61,000	61,000

Net cash used in operating activities	(7,219,000)	(3,308,000)

Cash flows from investing activities:
Purchases of property and equipment	(237,000)	(277,000)

Net cash used in investing activities	(237,000)	(277,000)

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(20,000)	(24,000)
Net proceeds from the exercise of stock options	23,000	9,000

Net cash provided by (used in) financing activities	3,000	(15,000)

Net (decrease) in cash and cash equivalents	(7,453,000)	(3,600,000)
Cash and cash equivalents, beginning of period	8,431,000	13,078,000

Cash and cash equivalents, end of period	$978,000	$9,478,000

Supplemental disclosure of cash flow information:

Interest paid	$5,000	$5,000

Assets acquired through financing arrangements	$25,000	$26,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Three and nine months ended September 30, 2011 and 2010

1. Description of the Company and its Business

Enova Systems, Inc., (“Enova”, “We” or “the Company”), a California corporation, was incorporated in July 1976, and trades on the NYSE Amex Equities under the trading symbol “ENA” and on the London Stock Exchange under the symbol “ENV” or “ENVS”. The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.

2. Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Liquidity and Going Concern

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. At September 30, 2011, the Company had an accumulated deficit of approximately $148.9 million, working capital of approximately $7.6 million and shareholders’ equity of approximately $6.1 million. Over the past years, the Company has been funded through a combination of debt, lease financing and public equity offerings. As of September 30, 2011, the Company had approximately $1.0 million in cash and cash equivalents.

The Company expects that it will need to raise additional capital to fully pursue its business plan over the long term and is currently pursuing a variety of funding options. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development programs. Without substantial reductions or eliminations of its development programs, the Company does not expect that its cash and cash equivalents will be sufficient to fund its operating and capital needs for the twelve months following September 30, 2011. In October 2011, we launched an expense reduction program designed to improve our cost structure and to deliver improved operational growth, which included reductions in our employee headcount. We do not expect to incur any significant restructuring charges as a result of this cost reduction program, most of which is expected to complete by the end of 2011. These charges (if any) have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. As of September 30, 2011, we incurred no restructuring charges under this program, as it commenced in October 2011.

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

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2011 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

3. Inventory

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2011	December 31, 2010
Raw Materials	$4,591,000	$3,898,000
Work In Progress	260,000	872,000
Finished Goods	908,000	314,000
Reserve for Obsolescence	(718,000)	(629,000)

Total	$5,041,000	$4,455,000

Inventory write-offs were $203,000 and $198,000 for the nine months ended September 30, 2011 and 2010, respectively.

4. Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2011	December 31, 2010
Computers and software	$618,000	$601,000
Machinery and equipment	885,000	958,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	774,000	650,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	8,000	—

	3,731,000	3,655,000
Less accumulated depreciation and amortization	(2,719,000)	(2,483,000)

Total	$1,012,000	$1,172,000

Depreciation and amortization expense was $373,000 and $406,000 for the nine months ended September 30, 2011 and 2010, respectively, and within those total expenses, the amortization of leasehold improvements was $196,000 and $201,000 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation and amortization expense was $120,000 and $135,000 for the three months ended September 30, 2011 and 2010, respectively, and within those total expenses, the amortization of leasehold improvements was $66,000 and $67,000 for the three months ended September 30, 2011 and 2010.

5. Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	September 30, 2011	December 31, 2010
Accrued inventory received	$8,000	$54,000
Accrued professional services	225,000	540,000
Accrued warranty	292,000	510,000
Accrued litigation settlement	—	525,000
Other	5,000	110,000

Total	$530,000	$1,739,000

Accrued warranty consisted of the following activities during the nine months ended September 30:

	2011	2010
Balance at beginning of year	$510,000	$558,000
Accruals for warranties issued during the period	392,000	346,000
Warranty claims	(610,000)	(392,000)

Balance at end of quarter	$292,000	$512,000

Accrued warranty consisted of the following activities during the three months ended September 30:

	2011	2010
Balance at beginning of quarter	$408,000	$493,000
Accruals for warranties issued during the period	107,000	139,000
Warranty claims	(223,000)	(120,000)

Balance at end of quarter	$292,000	$512,000

6. Intangible Assets

Intangible assets consisted of legal fees directly associated with patent licensing. The Company has been granted three patents and in 2010, made an immaterial adjustment to value them at a zero balance. These patents were capitalized and were being amortized on a straight-line basis over a period of 20 years. Amortization expense charged to operations was zero and $3,000 for the nine months ended September 30, 2011 and 2010, respectively, and zero and $1,000 for the three months ended September 30, 2011 and 2010, respectively.

7. Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:

	September 30, 2011	December 31, 2010
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2011), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $39,000, bearing interest at 4.99% per annum, payable in 48 equal monthly installments of principal and interest through September 1, 2011	—	8,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	20,000	25,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	13,000	15,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	20,000	23,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	23,000	—

	1,354,000	1,349,000
Less current portion of notes payable	(62,000)	(63,000)

Notes payable, net of current portion	$1,292,000	$1,286,000

As of September 30, 2011 and December 31, 2010, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,189,000 and $1,132,000, respectively. Interest expense on notes payable amounted to $66,000 and $65,000 during the nine months ended September 30, 2011 and 2010, respectively. Interest expense on notes payable amounted to $22,000 during each of the three months ended September 30, 2011 and 2010, respectively.

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

9. Stockholders’ Equity

During the three and nine months ended September 30, 2011, the Company did not issue any shares of common stock to directors or employees as compensation. During the three and nine months ended September 30, 2010, the Company issued shares of common stock valued at $24,000 and $71,000, respectively, to directors and employees as compensation based upon the trading value of the common stock on the date of issuance. During the nine months ended September 30, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2010.

10. Stock Options

Stock Option Program Description

As of September 30, 2011, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 1,651,000 shares were available for grant as of September 30, 2011. All stock options have terms of between five and ten years and generally vest and become fully exercisable from one to three years from the date of grant.

As of September 30, 2011, the total compensation cost related to non-vested awards not yet recognized is $246,000. The weighted average period over which the future compensation cost is expected to be recognized is 17 months.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2010	1,393,000	$2.06	6.92	$—
Granted	190,000	$0.95	9.42	$—
Exercised	(36,000)	$0.63	—	$25,000
Forfeited or Cancelled	(233,000)	$2.36	—	$—

Outstanding at September 30, 2011	1,314,000	$1.89	6.74	$15,000

Exercisable at September 30, 2011	1,023,000	$2.13	6.30	$15,000

Vested and expected to vest (2)	1,314,000	$1.89	6.74	$15,000

(1)	Aggregate intrinsic value represents the value of the closing price per share of our common stock on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable, except for the “Exercised” line, which uses the closing price on the date exercised.

(2)	Number of shares includes options vested and those expected to vest net of estimated forfeitures.

The exercise prices of the options outstanding at September 30, 2011 ranged from $0.21 to $4.35. The weighted average grant-date fair value of option s granted during the nine months ended September 30, 2011 was $0.79. There were no options granted during the nine months ended September 30, 2010. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the nine months ended September 30, 2011 is summarized below:

	Unvested Number of Options	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2010	435,000	$0.93
Granted	190,000	$0.79
Vested	(241,000)	$1.01
Forfeited	(93,000)	$0.91

Unvested balance at September 30, 2011	291,000	$0.87

The fair values of all stock options granted during the nine months ended September 30, 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the nine months ended
	September 30, 2011	September 30, 2010
Expected life (in years)	2.5 – 6.5	—
Average risk-free interest rate	2.00%	—
Expected volatility	107 – 132%	—
Expected dividend yield	0%	—
Forfeiture rate	3%	—

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

11. Concentrations

The Company’s trade receivables are concentrated with few customers. The Company performs credit evaluations on its customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 68% and 18%, respectively, of total gross accounts receivable at September 30, 2011, and three customers represented 42%, 21% and 20%, respectively, of total gross accounts receivable at December 31, 2010.

The Company’s revenues are concentrated with few customers. For the three and nine months ended September 30, 2011, two customers represented 58% and 39% of gross revenues and four customers represented 55%, 17%, 10% and 10% of gross revenues, respectively. For the three and nine months ended September 30, 2010, two customers represented 51% and 32% of gross revenues and three customers represented 39%, 33% and 14% of gross revenues, respectively.

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

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.

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

Enova has incurred significant operating losses in the past. As of September 30, 2011, we had an accumulated deficit of approximately $148.9 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. However, the Company believes that its business outlook will improve as our new product initiatives improve penetration into key markets and government policies being implemented in the United States, China and the United Kingdom regarding the curbing of greenhouse emissions that may induce consumption of our products and services.

Customer Highlights

SMITH ELECTRIC VEHICLES (SEV) — Enova continues shipments of drive systems to both Smith US and UK manufacturing facilities.

CSR CORPORATION LIMITED (CSR) — Enova continues work with CSR to integrate our all electric drive systems into commercial bus applications. CSR is approved by the State-owned Assets Supervision and Administration Commission of the State Council, was co-founded by China South Locomotive and Rolling Stock Industry Group Corporation and Beijing Railway Industry Economic and Trade Company with a total equity capital of $7 billion USD. The company was established in December 2007 with sixteen (16) fully funded holding companies and over 80,000 employees distributed in 10 provinces and cities around the country.

US AIR FORCE — The Company was invited to participate in the US Air Force Industry Event at the Los Angeles Air Force Base on October 3, 2011. Enova and its partner, Daimler Freightliner Custom Chassis (“Freightliner”), displayed its 120kW all-electric drive system technology integrated with a Freightliner MT-45 walk-in van chassis. The Los Angeles Air Force base has been targeted to be the first federal facility to replace 100% of its general purpose fleet with electric vehicles. Enova and Freightliner have had numerous discussions with the US Government and plan to participate in all related opportunities. Government officials expected at the event included the Deputy Assistant Secretary of the Air Force for Energy, the Commander of the USAF Space & Missile Systems Center, GSA Leadership, the Commander of the 61st Air Base Group and the Special Assistant to the Assistant Secretary for Installations, Environment and Logistics.

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

OMNI CHARGER. Enova is finalizing design and validation test plans for the new Omni-series 10kW on-board battery charger for plug-in hybrid-electric and all-electric vehicles. CAN control based, the new Omni charger offers increased flexibility, ease-of-integration and compatibility with a wide range of vehicle platforms. Production availability is planned for early 2012 and Enova is coordinating the introduction of the new charger with various customers.

OMNI DC/DC CONVERTER. Design is progressed on a stand-alone Omni-series DC/DC converter operating at the higher power levels required for large electric vehicles. The new converter will be available in 12V or 24V output configurations. Final validation testing is planned through Q1-2012 and with production availability soon after. Introductory discussions for the new DC/DC converter are underway with various customers.

Enova continues to mature its long-standing relationship with Valence on energy-oriented battery packs, as well as evaluate technologies offered by A123, Samsung/Bosch and other manufacturers.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 compared to Three and Nine Months Ended September 30, 2010

Third Quarter of Fiscal 2011 vs. Third Quarter of Fiscal 2010

	Three Months Ended September 30,			As a % of Revenues September 30,
	2011	2010	% Change	2011	2010
Revenues	$508,000	$1,904,000	-73%	100%	100%
Cost of revenues	434,000	1,615,000	-73%	85%	85%

Gross profit	74,000	289,000	-74%	15%	15%
Operating expenses
Research and development	528,000	483,000	9%	104%	25%
Selling, general & administrative	1,172,000	1,520,000	-23%	231%	80%

Total operating expenses	1,700,000	2,003,000	-15%	355%	105%

Operating loss	(1,626,000)	(1,714,000)	-5%	-320%	-90%

Other income and (expense)
Interest and other income (expense)	(20,000)	(36,000)	-44%	-4%	-2%

Total other income (expense)	(20,000)	(36,000)	-44%	-4%	-2%

Net loss	$(1,646,000)	$(1,750,000)	-6%	-324%	-92%

First Nine Months of Fiscal 2011 vs. First Nine Months of Fiscal 2010

	Nine Months Ended September 30,			As a % of Revenues September 30,
	2011	2010	% Change	2011	2010
Revenues	$5,984,000	$4,887,000	22%	100%	100%
Cost of revenues	5,108,000	4,225,000	21%	85%	86%

Gross profit	876,000	662,000	32%	15%	14%
Operating expenses
Research and development	1,532,000	1,166,000	31%	26%	24%
Selling, general & administrative	4,034,000	4,548,000	-11%	67%	93%

Total operating expenses	5,566,000	5,714,000	-3%	93%	117%

Operating loss	(4,690,000)	(5,052,000)	-7%	-78%	-103%

Other income and (expense)
Interest and other income (expense)	(113,000)	(41,000)	176%	-2%	-1%

Total other income (expense)	(113,000)	(41,000)	176%	-2%	-1%

Net loss	$(4,803,000)	$(5,093,000)	-6%	-80%	-104%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in 2011 benefited from U.S. government grant programs, resulting in increased sales for fulfillment of orders from Smith Electric Vehicles as well as Navistar Inc. The increase in revenue for the nine months ended September 30, 2011 compared to the same period in 2010 was mainly due to the delivery of drive systems to Smith Electric Vehicles and Navistar. Revenues were also attributed to continued shipments to First Auto Works and HCATT in 2011. Revenues decreased in the third quarter of 2011 compared to the same period in 2010 mainly due to a decrease in deliveries to Smith Electric Vehicles and Navistar. We will have fluctuations in revenue from quarter to quarter. Although we have seen indications for future production growth, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the nine months ended September 30, 2011 increased primarily due to the increase in revenue for the nine months ended September 30, 2011 compared to the same period in the prior year. The decrease in cost of revenues in the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to the decrease in revenues.

Gross Profit. The increase in gross profit for the nine months ended September 30, 2011 compared to the same period in the prior year is primarily attributable to manufacturing efficiencies from higher production volumes in the second quarter and improved product mix, which were partially offset by an increase in warranty expense in 2011. The decrease in gross profit for the three months ended September 30, 2011 compared to the same period in the prior year is primarily attributable to the decrease in revenues. We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through improved processes over in-house manufacturing and inventory that have resulted in tighter controls over production costs. As we make deliveries on production contracts in 2011 and 2012, we expect to achieve continued benefit from these initiatives, although we may continue to experience variability in our gross margin.

Research and Development (“R&D”). R&D costs increased for the three and nine months ended September 30, 2011 compared to the same periods in the prior year as we devoted increased engineering personnel resources to the development of our next generation Omni-series motor control unit, 10kW charger and DC/DC converter, as well as the continued testing of our EV vehicles, new battery technologies and electric motors. We also continued to allocate necessary resources to the development and testing of upgraded proprietary control software for customer applications.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and nine months ended September 30, 2011 compared to the same period in the prior year is attributable the Company’s implementation of cost savings measures that will continue to be sustained in our cost structure. We constantly monitor S, G & A in light of our business outlook.

Interest and Other Income (Expense). Interest and other expense increased in the nine months ended September 30, 2011 compared to the same period in the prior year due to a net loss on a litigation settlement and the disposal of a fixed asset. Interest and other expense decreased in the three months ended September 30 30, 2011 compared to the same period in the prior year due to write-off of a vendor deposit in 2010.

Net Loss. The decrease in the net loss for the three and nine months ended September 30, 2011 compared to the same periods in the prior year was mainly due to improved gross margins resulting in an increase in gross profit and our continued efforts to control administrative costs.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2010, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q. Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the nine months ended September 30, 2011 were financed by product sales as well as from working capital reserves.

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

Net cash used in operating activities was $7,219,000 for the nine months ended September 30, 2011, an increase of $3,911,000 compared to $3,308,000 for the nine months ended September 30, 2010. The increase in cash used in 2011 was primarily due to a net decrease of total liabilities of $2,649,000, of which the major factors were payments made for the partial litigation settlement with Arens Controls L.L.C., inventory purchases utilized in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 sales and employee incentive bonus accruals. Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services and other losses. These non-cash items decreased by $50,000 for the nine months ended September 30, 2011 as compared to the same period in the prior year primarily due to a decrease in options expense due to the full vesting of option tranches issued in prior years. The decrease in net loss was primarily due to the increase in gross margin and a decrease in administrative expenses when comparing the nine months ended 2011 and 2010. We continued to conserve cash resources by restricting administrative and general expenditures. As of September 30, 2011, the Company had $978,000 of cash and cash equivalents compared to $8,431,000 as of December 31, 2010.

Net cash used in investing activities for capital expenditures was $237,000 for the nine months ended September 30, 2011 compared to $277,000 for the nine months ended September 30, 2010. The decrease was primarily attributable to acquisitions of testing equipment in 2010.

Net cash provided by financing activities was $3,000 for the nine months ended September 30, 2011, compared to net cash used in financing activities of $15,000 for the nine months ended September 30, 2010. This increase was primarily attributable to proceeds from the exercise of stock options.

Net accounts receivable decreased by $226,000, or 8%, to $2,624,000 at September 30, 2011 compared to a balance of $2,850,000 at December 31, 2010. The decrease in the receivable balance was due to a decrease in the volume of sales in the third quarter in 2011 compared to the last quarter of 2010 offset by cash collections in the current period. As of September 30, 2011 and December 31, 2010, the Company maintained a reserve for doubtful accounts receivable of $58,000 and $29,000, respectively.

Net inventory and supplies increased by $586,000, or 13%, to $5,041,000 at September 30, 2011 compared to a balance of $4,455,000 at December 31, 2010. The increase resulted from net inventory activity including receipts totaling $4,199,000, consumption of $3,294,000 and an inventory reserve charge of $319,000. The primary reason for the net increase in inventory activity was attributable to materials received in connection with a litigation settlement in the first quarter 2011 and an increase in finished goods produced in anticipation of fulfillment of open orders. These materials will be used to satisfy future production schedule requirements through the remainder of 2011.

Prepaid expenses and other current assets decreased by $175,000, or 36%, to $307,000 at September 30, 2011 compared to a balance of $482,000 at December 31, 2010. The decrease was due to receipts of inventory related to deposits on purchase orders and a decrease in prepaid insurance.

Long term accounts receivable decreased by $19,000, or 19%, to $81,000 at September 30, 2011 compared to a balance of $100,000 at December 31, 2010. The decrease is primarily due to the reclassification of $63,000 that will be due within one year to current accounts receivable. The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of the receivable.

Property and equipment, net of depreciation, decreased by $160,000, or 14%, to $1,012,000 at September 30, 2011 compared to a balance of $1,172,000 at December 31, 2010. The decrease is primarily due to the disposal of a fixed asset and depreciation expense of $373,000, which was partially offset by additions to fixed assets totaling $237,000 in the first nine months of 2011.

Accounts payable decreased by $1,448,000, or 78%, to $399,000 at September 30, 2011 compared to a balance of $1,847,000 at December 31, 2010. The decrease was primarily due to payments in 2011 for inventory purchases made in 2010 in support of customer sales in the fourth quarter of 2010 and first quarter of 2011.

Deferred revenues increased by $29,000, or 94%, to $60,000 at September 30, 2011 compared to a balance of $31,000 at December 31, 2010. The balance at September 30, 2011 is anticipated to be realized into revenue in the fourth quarter of 2011 and is associated with prepayments on purchase orders from certain customers.

Accrued payroll and related expenses decreased by $387,000, or 42%, to $535,000 at September 30, 2011 compared to a balance of $922,000 at December 31, 2010. The decrease was primarily due to 2011 payments of accrued 2010 executive and employee incentive bonuses.

Other accrued liabilities decreased by $1,209,000, or 70%, to $530,000 at September 30, 2011 compared to a balance of $1,739,000 at December 31, 2010. The decrease was primarily due to payments for accrued losses on the partial litigation settlement with Arens Controls Company L.L.C. in January 2011 and 2011 payments for accrued professional services. In addition, the accrued warranty balance at September 30, 2011 compared to December 31, 2010 decreased as costs for warranty repairs were greater than warranty accruals for sales during the first nine months of 2011.

Accrued interest payable increased by $61,000, or 5%, to $1,217,000 at September 30, 2011 compared to a balance of $1,156,000 at December 31, 2010. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

Going concern

Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, and without substantial reductions in development programs and strategic initiatives, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following September 30, 2011. As of September 30, 2011, we had an accumulated deficit of approximately $148.9 million, working capital of approximately $7.6 million and total shareholders’ equity of approximately $6.1 million.

In October 2011, we launched an expense reduction program designed to improve our cost structure and to deliver improved operational growth, which included reductions in our employee headcount. We do not expect to incur any significant restructuring charges as a result of this cost reduction program, most of which is expected to complete by the end of 2011. These charges (if any) have been or will be recorded as the specific actions required to execute on these initiatives are identified and approved. As of September 30, 2011, we incurred no restructuring charges under this program, as it commenced in October 2011.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

As reported in our Form 10-Q for the first quarter of fiscal 2011, six of the eight counts in the litigation between Enova and Arens Controls Company, L.L.C. were settled. The two counts that were not settled remain outstanding and there have been no material developments with respect thereto during the period covered by this report. We intend to continue to contest the remaining unresolved counts.

From time to time, we are subject to legal proceedings arising out of the conduct of our business, including matters relating to commercial transactions. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse outcomes in these matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

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

The additional risk factors included below update the risk factors previously discussed in our Annual Report on Form 10-K. There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Date: November 10, 2011

ENOVA SYSTEMS, INC. (Registrant)

/s/ John Micek
By: John Micek, Chief Financial Officer

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