Form 10-Q
period 2012-03-31
ENOVA SYSTEMS INC
filed 2012-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2012, there were 44,317,330 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS
	March 31	December 31
	2012	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,358,000	$3,096,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	922,000	759,000
Inventories and supplies, net	3,572,000	4,036,000
Prepaid expenses and other current assets	316,000	242,000
Total current assets	6,368,000	8,333,000
Long term accounts receivable	59,000	79,000
Property and equipment, net	825,000	928,000
Total assets	$7,252,000	$9,340,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$490,000	$354,000
Deferred revenues	232,000	320,000
Accrued payroll and related expenses	203,000	266,000
Other accrued liabilities	506,000	517,000
Current portion of notes payable	62,000	62,000
Total current liabilities	1,493,000	1,519,000
Accrued interest payable	1,257,000	1,237,000
Notes payable, net of current portion	1,280,000	1,286,000
Total liabilities	4,030,000	4,042,000
Stockholders' equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2012 and December 31, 2011	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2012 and December 31, 2011	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 42,765,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011	145,380,000	145,380,000
Additional paid-in capital	9,547,000	9,408,000
Accumulated deficit	(153,327,000)	(151,112,000)
Total stockholders' equity	3,222,000	5,298,000
Total liabilities and stockholders' equity	$7,252,000	$9,340,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$360,000	$2,945,000
Cost of revenues	835,000	2,726,000
Gross income (loss)	(475,000)	219,000
Operating expenses
Research and development	466,000	563,000
Selling, general & administrative	1,254,000	1,448,000
Total operating expenses	1,720,000	2,011,000
Operating loss	(2,195,000)	(1,792,000)
Other income and (expense)
Interest and other income (expense)	(20,000)	(15,000)
Total other income and (expense)	(20,000)	(15,000)
Net loss	$(2,215,000)	$(1,807,000)

Basic and diluted loss per share	$(0.05)	$(0.06)
Weighted average number of common shares outstanding	42,765,000	31,482,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2012	2011
Cash flows from operating activities:
Net loss	$(2,215,000)	$(1,807,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	558,000	58,000
Depreciation and amortization	119,000	124,000
Loss on litigation settlement	-	41,000
Stock option expense	139,000	119,000
(Increase) decrease in:
Accounts receivable	(163,000)	23,000
Inventory and supplies	(94,000)	(582,000)
Prepaid expenses and other current assets	(74,000)	63,000
Long term accounts receivable	20,000	(45,000)
Increase (decrease) in:
Accounts payable	136,000	(1,219,000)
Deferred revenues	(88,000)	120,000
Accrued payroll and related expense	(63,000)	(340,000)
Other accrued liabilities	(11,000)	(740,000)
Accrued interest payable	20,000	20,000
Net cash used in operating activities	(1,716,000)	(4,165,000)

Cash flows from investing activities:
Purchases of property and equipment	(16,000)	(52,000)
Net cash used in investing activities	(16,000)	(52,000)

Cash flows from financing activities:
Payment on notes payable and capital lease obligations	(6,000)	(6,000)
Net proceeds from the exercise of stock options	-	21,000
Net cash provided by (used in) financing activities	(6,000)	15,000

Net decrease in cash and cash equivalents	(1,738,000)	(4,202,000)
Cash and cash equivalents, beginning of period	3,096,000	8,431,000
Cash and cash equivalents, end of period	$1,358,000	$4,229,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$2,000
Assets acquired through financing arrangements	$-	$25,000

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three months ended March 31, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, which are included in the Company’s Annual Report on Form 10-K for the year then ended.

On April 17, 2112, the Company received a notice from the NYSE Amex LLC (the “Exchange”) indicating that it is not in compliance with continued listing standards as set forth in Part 10 Section 1003(a)(iii) of the Exchange’s Company Guide with stockholders’ equity of less than $6,000,000 and losses from continuing operations and net losses in five consecutive fiscal years.  The Company is taking steps to prepare a plan for submission to the Exchange by May 17, 2012 to regain compliance with the continued listing standards of the Exchange.  Per the Notice, if the Company does not submit a plan or the plan is not accepted by the Exchange, the Company will become subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards of the Company Guide by October 15, 2013 or if the Company is not making progress consistent with the plan, the Exchange staff will initiate delisting procedures as appropriate. In such event, the Company may appeal an Exchange staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

Liquidity and Going Concern

         To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2012, the Company had an accumulated deficit of approximately $153.3 million, working capital of approximately $4.9 million and shareholders’ equity of approximately $3.2 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

         Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

         As of March 31, 2012, the Company had approximately $1.4 million in cash and cash equivalents currently  anticipates that its existing cash will be sufficient to meet its projected operating requirements into Q4 of 2012.

         In October 2011, we launched an expense reduction program designed to improve our cost structure, which included reductions in our employee headcount.  We have continued to closely scrutinize our cost structure in 2012 to reduce ongoing operating costs.  Market acceptance of our products in sufficiently profitable production volume is closely tied to the development of a reliable and cost effective battery solution by the industry.  Further delays in battery availability, in conjunction with unanticipated delays in OEM acceptance, could result in further actions by Enova to focus on cash management.

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500 through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  In addition, as summarized in the liquidity discussion in our Management Discussion and Analysis and in Note 12 “Subsequent Events” of this Form 10-Q, we entered into two Purchase Agreements with Lincoln Park Capital Fund in April to issue up $10,000,000 in shares of our common stock and received gross proceeds of $250,000 from the initial purchase of shares of Common Stock from Lincoln Park.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

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

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three ended March 31, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

See Note 9 Stock Options for further information on stock-based compensation expense.

3.	Inventory

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31, 2012	December 31, 2011
Raw Materials	$4,426,000	$4,431,000
Work In Progress	127,000	144,000
Finished Goods	745,000	644,000
Reserve for Obsolescence	(1,726,000)	(1,183,000)
Total	$3,572,000	$4,036,000

        Inventory write-offs were $15,000 and $63,000 for the three months ended March 31, 2012 and 2011, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2012	December 31, 2011
Computers and software	$618,000	$618,000
Machinery and equipment	947,000	892,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	774,000	774,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	-	39,000
	3,785,000	3,769,000
Less accumulated depreciation and amortization	(2,960,000)	(2,841,000)
Total	$825,000	$928,000

Depreciation and amortization expense was $119,000 and $124,000 for the three months ended March 30, 2012 and 2011, respectively, and within those total expenses, the amortization of leasehold improvements was $66,000 for the three months ended March 31, 2012 and 2011, respectively.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	March 31, 2012	December 31, 2011
Accrued inventory received	$17,000	$2,000
Accrued professional services	156,000	150,000
Accrued warranty	186,000	227,000
Other	147,000	138,000
Total	$506,000	$517,000

Accrued warranty consisted of the following activities during the three months ended March 31:

	2012	2011
Balance at beginning of quarter	$227,000	$510,000
Accruals for warranties issued during the period	25,000	125,000
Warranty claims	(66,000)	(168,000)
Balance at end of quarter	$186,000	$467,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	March 31, 2012	December 31, 2011
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2012), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	16,000	18,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	11,000	12,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	17,000	18,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	20,000	22,000
	1,342,000	1,348,000
Less current portion of notes payable	(62,000)	(62,000)
Notes payable, net of current portion	$1,280,000	$1,286,000

As of March 31, 2012 and December 31, 2011, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,257,000 and $1,237,000, respectively.  Interest expense on notes payable amounted to $22,000 during each of the three months ended March 31, 2012 and 2011, respectively.

7.	Revolving Credit Agreement

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

8.	Stockholders’ Equity

During the three ended March 31, 2012 and 2011, the Company did not issue any shares of common stock to directors or employees as compensation.   During the three months ended March 31, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock.  There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2012.

9.	Stock Options

Stock Option Program Description

As of March 31, 2012, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 494,000 shares were available for grant as of March 31, 2012. All stock options have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

As of March31, 2012, the total compensation cost related to non-vested awards not yet recognized is $192,000. The weighted average period over which the future compensation cost is expected to be recognized is 21 months.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	2,529,000	$1.07	6.09	$—
Granted	20,000	$0.18	9.77	$3,000
Exercised	—	$—	—	$—
Forfeited or Cancelled	(85,000)	$2.59	—	$—
Outstanding at March 31, 2012	2,464,000	$1.01	5.90	$178,000
Exercisable at March 31, 2012	1,881,000	$1.19	4.92	$124,000
Vested and expected to vest (2)	2,420,000	$1.01	5.81	$173,000

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
     The exercise prices of the options outstanding at March 31, 2012 ranged from $0.18 to $4.35. The weighted average grant-date fair value of option s granted during the three months ended March 31, 2012 and 2011 were $0.15 and $0.93, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the three months ended March 31, 2012 is summarized below:

	Unvested Number of Options	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2011	1,403,000	$0.26
Granted	20,000	$0.15
Vested	(826,000)	$0.17
Forfeited	(14,000)	$0.76
Unvested balance at March 31, 2012	583,000	$0.31

The fair values of all stock options granted during the three months ended March 31, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended
	March 31, 2012	March 31, 2011
Expected life (in years)	6.5	2.5 – 6.5
Average risk-free interest rate	1.66%	2.00%
Expected volatility	108%	107 - 132%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

10.	Concentrations

The Company's trade receivables are concentrated with few customers. The Company performs credit evaluations on its customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 53% and 44%, respectively, of gross accounts receivable at March 31, 2012, and two customers represented 62% and 37%, respectively, of gross accounts receivable at December 31, 2011.

The Company's revenues are concentrated with few customers.  For the three months ended March 31, 2012, one customer represented 88% of gross revenues. For the three months ended March 31, 2011, four customers represented 33%, 32%, 20% and 13% of gross revenues.

11.	Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted revised guidance related to the presentation of comprehensive income that increases comparability between U.S. GAAP and International Financial Reporting Standards. This guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in stockholders’ equity. The Company adopted this guidance during the first quarter of 2012, which had no impact on the Company’s financial position, operations, or cash flows.  The Company currently does not have any components of other comprehensive income or loss.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on the Company’s financial position, operations or cash flows.

12. Subsequent Events

On April 23, 2012, the Company entered into a $6,600,000 purchase agreement (the “$6,600,000 Purchase Agreement”), together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of the Company’s common stock, subject to certain limitations.  In addition, on April 24, 2012, the Company entered into a purchase agreement (the “$3,400,000 Purchase Agreement” and, together with the $6,600,000 Purchase Agreement, the “Purchase Agreements”), pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in shares of the Company’s common stock, subject to certain limitations.

Under the terms and subject to the conditions of the $6,600,000 Purchase Agreement, Lincoln Park will be obligated to purchase up to $6,600,000 in shares of common stock (subject to certain limitations) from time to time over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) is declared effective by the SEC and a final and complete prospectus in connection therewith is filed. The Company may direct Lincoln Park, from time to time, at its sole discretion and subject to certain conditions to purchase up to 200,000 shares of common stock, and in addition we may require additional purchases in accordance with the $6,600,000 Purchase Agreement. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park may be limited to the maximum number of shares of common stock under applicable rules of the NYSE Amex or we may be required to obtain stockholder approval under such rules. As consideration for its commitment to purchase shares of common stock pursuant to the $6,600,000 Purchase Agreement, the Company will issue to Lincoln Park up to 556,440 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $6,600,000 million funding.

Pursuant to the $3,400,000 Purchase Agreement, Lincoln Park initially purchased shares of common stock for gross proceeds of $250,000. Thereafter, the Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct Lincoln Park to purchase up to 200,000 shares of common stock, which amount may be increased in accordance with the $3,400,000 Purchase Agreement. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. Additionally, the $3,400,000 Purchase Agreement limits the Company’s sales of common stock to Lincoln Park to (i) the maximum number of shares of common stock that the Company may issue without breaching its obligations under applicable rules of the NYSE Amex or obtaining stockholder approval under such rules, and (ii) the maximum number of shares of Common Stock that the Company may issue without exceeding the limitations set forth in General Instruction I.B.6. of Form S-3 and the interpretive guidance of the SEC applicable to these transactions.

As consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement, the Company issued to Lincoln Park 281,030 shares of common stock and agreed to issue up to 286,651 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $3,400,000 funding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In November 2011, Enova announced its Green for Free™ Program, which is designed to allow fleet executives to operate full 100% electric commercial vehicles (EVs) and/or Hybrid Electric Vehicles (HEVs) for similar life cycle costs as those of diesel-powered commercial vehicles.  We believe that early adopters or commercial fleet operators are the natural candidates, considering their desire for innovative cost savings and the corporate image value of going “green.” The anticipated savings fleets are expected to realize from the reduced maintenance and fuel cost of electricity of the electric vehicles are used over a period of time to cover the incremental expense for the technology. Fleet vehicles targeted with the Green for Free™ Program stand out as possessing unique characteristics that make them clear beneficiaries of electric drive technology. With more than 16.3 million vehicles in operation, the nation’s fleets possess enough capacity to drive initial ramp-up scale in the EV OEM supply chains. This is the first program that is engineered to eliminate the overall incremental costs associated with buying and operating an all-electric vehicle, making the Green for Free™ Program attractive to fleets that are both large and small.

Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.

Enova has incurred significant operating losses in the past. As of March 31, 2012, we had an accumulated deficit of approximately $153.3 million. We expect to incur additional operating losses until we achieve a level of product sales sufficient to cover our operating and other expenses. We believe that several industry conditions are inhibiting Enova from achieving its targets and three major milestones must be achieved to bring EV/HEV technology into the mainstream.

First, battery technology must progress in order to exhibit improved reliability and cost competitiveness.  Currently, major manufacturers have yet to provide reliable (5 year warranty) batteries at competitive pricing. The timing for production volumes of batteries remains a conservative 12-15 months from order date. Unfortunately, many OEM programs have slipped due to the OEMs reluctance to source significant orders due to recent negative media attention and performance/cost concerns.

Second, a reliable/robust drive system must be available. Enova’s Omni system is scheduled for completion in mid-2012 and is designed to flexibly support OEM requirements and volumes.

Third, the OEMs must be incentivized to promote EV/HEV vehicles. It is expected that OEMs will use EV/HEV technology to penetrate new markets as well as compliment existing ones. Recent negative media attention regarding batteries has created concern for our primary customers. These customers are not reliant on EV/HEV vehicles, thus do not share the same sense of urgency as we would prefer.

Customer Highlights

FREIGHTLINER CUSTOM CHASSIS CORPORATION (FCCC) - Enova and FCCC began deploying new and retrofit all-electric vehicles to major fleet customers in 2011. The resulting integration of our all-electric drive system into the MT-45 chassis provides FCCC an all-electric product offering: the FCCC MT-EV. The MT-EV (the FCCC model name) chassis boasts a GVWR of 14,000 to 19,500 lbs. The durable steel straight-rail chassis frame reduces flex and bowing to minimize stress while carrying heavy payloads. The quiet operation of the all-electric MT-EV also makes for an enjoyable driver experience.  The MT-EV has a flat-leaf spring front and rear suspension, allowing for a smooth, solid ride that minimizes cargo shifts on uneven road surfaces. Enova and FCCC also jointly announced intentions to deploy 3000 vehicles via the Green for Free™ Program (described above). FCCC has begun, in early 2011, an aggressive campaign to exploit future EV sales by showcasing the Enova/FCCC EV step van at numerous events on the West Coast, as well as the recent NTEA Work Truck show in Indianapolis. We currently are awaiting FCCC’s decision on battery selection for this high volume initiative. FCCC has responsibly delayed battery sourcing due to concerns over recent negative reports regarding battery reliability.

FIRST AUTO WORKS (FAW) - Enova continues to supply FAW drive systems for their hybrid buses. Since the 2008 Olympics in Beijing, Enova Systems and First Auto Works have deployed over 500 vehicles, all utilizing Enova’s pre-transmission hybrid drive system components. First Auto Works is one of China’s largest vehicle producers, manufacturing in excess of 1,000,000 vehicles annually.  FAW has historically ordered systems in increments of 25-50 with very little (if any) visibility.

SMITH ELECTRIC VEHICLES (SEV) – Enova continues to be SEVs supplier of drive systems. SEV, a leader in the all EV market, is currently in the process of an IPO. A successful IPO could result in increased opportunity for Enova.

CSR CORPORATION LIMITED (CSR) – Enova completed initial scope with CSR to integrate our all electric drive system into its commercial bus applications. CSR is approved by the State-owned Assets Supervision and Administration Commission of the State Council and was co-founded by China South Locomotive and Rolling Stock Industry Group Corporation and Beijing Railway Industry Economic and Trade Company with a total equity capital of $7 billion USD. The company was established in December 2007 with sixteen (16) fully funded holding companies and over 80,000 employees distributed in 10 provinces and cities around the country.

OPTARE PLC – Enova received orders for eight incremental 120kW systems for integration into Optare’s Solo Electric Bus. Optare has chosen Enova as the production drive system supplier for its all electric buses. Optare designs, manufactures and sells single deck and double deck buses and mini coaches and operates in the UK, Continental Europe, and North America. Recently Optare announced that its long term future has been secured due to a refinancing agreement with Ashok Leyland increasing its holding in Optare to 75.1%.  Optare anticipates being fully integrated in Ashok’s global bus strategy which seeks to improve on its position amongst the world’s bus makers. Ashok Leyland has annual turnover of approximately $2.5 billion and is a market leader in the medium and heavy commercial vehicle segment in India with a market share of about 25.7% in 2010/2011. Ashok is a market leader in the Indian bus market selling over 23,000 buses annually and including overseas plants, has current global capacity of over 150,000 buses and trucks.

US GOVERNMENT and Enova have had recent comprehensive discussions regarding government interest in deployment of alternate fuel vehicles. Enova has met with executive levels at the Pentagon to further penetrate the available volume of government sourced vehicles. Enova continues to be well positioned as we await strategic direction and decisions from the US government.

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

OMNI CHARGER. We continued development of our new Omni-series 10kW on-board battery charger for plug-in hybrid-electric and all-electric vehicles. CAN control based, the new Omni charger offers increased flexibility, ease-of-integration and compatibility with a wide range of vehicle platforms. Enova is coordinating the introduction of the new charger with various customers.

Enova continues to mature its long-standing relationship with Valence on energy-oriented battery packs, as well as evaluate technologies offered by Dow Kokum, A123, LG, Samsung/Bosch and other manufacturers.

Enova recently participated in the Electric Vehicle Symposium (EVS) 26 Conference in Los Angeles, the Alternative Clean Transportation (ACT) 2012 Expo in Long Beach and the 7th Annual Energy Showcase in San Diego.  Enova displayed multiple vehicles all powered with its drive systems at all three events and  attendees were able to test drive Enova Systems’ powered light and medium duty full electric vehicles in the events Ride and Drives.

We continue to receive greater recognition from both governmental and private industry with regards to both commercial and military application of our hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2012 and beyond, there are no assurances that such additional agreements will be realized.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2011.

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

Revenue recognition — Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of March 31, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into in future periods.

We generally recognize revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collection. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Determination of these criteria, in some cases, requires management’s judgment. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

First Quarter of Fiscal 2012 vs. First Quarter of Fiscal 2011

	Three Months Ended March 31,			As a % of Revenues March 31,
	2012	2011	% Change	2012	2011
Revenues	$360,000	$2,945,000	-88%	100%	100%
Cost of revenues	835,000	2,726,000	-69%	232%	93%
Gross income (loss)	(475,000)	219,000	-317%	-132%	7%
Operating expenses
Research and development	466,000	563,000	-17%	129%	19%
Selling, general & administrative	1,254,000	1,448,000	-13%	348%	49%
Total operating expenses	1,720,000	2,011,000	-14%	478%	68%
Operating loss	(2,195,000)	(1,792,000)	-22%	-610%	-61%
Other income and (expense)
Interest and other income (expense)	(20,000)	(15,000)	-33%	-6%	-1%
Total other income (expense)	(20,000)	(15,000)	-33%	-6%	-1%
Net loss	$(2,215,000)	$(1,807,000)	-23%	-615%	-61%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the first quarter of 2012 were negatively affected by continued uncertainty over battery performance and non recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems. The decrease in revenue for the three months ended March 31, 2012 compared to the same period in 2011 was mainly due to a decrease in deliveries to our core customer base, and revenues in Q1 2012 were mainly attributed to continued shipments to First Auto Works in China.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen indications from our marketing activities for future production growth, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended March 31, 2012 decreased primarily due to the decrease in revenue for the three months ended March 31, 2012 compared to the same period in the prior year. We recorded a charge of approximately $558,000 during the first quarter of 2012 increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Profit. The decrease in gross profit for the three months ended March 31, 2012 compared to the same period in the prior year is primarily attributable to the decrease in revenues and the recording of an increase in the inventory obsolescence reserve in the first quarter of 2012.  We continue to focus on key customer production contracts, maturity of our supply chain, and efficiencies gained through improved processes over in-house manufacturing and inventory that have resulted in tighter controls over production costs. We expect to achieve continued benefit from these initiatives going forward, although we may continue to experience variability in our gross margin.

Research and Development (“R&D”). R&D costs decreased for the three months ended March 31, 2012 compared to the same periods in the prior year as we reduced resources devoted to continued development of existing products and focused our engineering personnel resources to the development of our next generation Omni-series motor control unit and 10kW charger.  We also continued testing of new battery technologies and electric motors as well as the development of upgraded proprietary control software for specific customer applications.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three months ended March 31, 2012 compared to the same period in the prior year is attributable the Company’s implementation of cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). The net of other income (expense) increased in the three months ended March 31, 2012 compared to the same period in the prior year due to a decrease in interest income and miscellaneous income.

Net Loss. The increase in the net loss for the three months ended March 31, 2012 compared to the same periods in the prior year was mainly due to the increase in the inventory obsolescence reserve recorded in the first quarter of 2012.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2011, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.  Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended March 31, 2012 were financed by product sales as well as from working capital reserves.

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

Net cash used in operating activities was $1,716,000 for the three months ended March 31, 2012, a decrease of $2,449,000 compared to $4,165,000 for the three months ended March 31, 2011. Operating cash used in the first quarter of 2011 increased due to payment for liabilities for the partial litigation settlement with Arens Controls L.L.C., inventory purchases utilized in the fourth quarter of fiscal 2010 and the first quarter of fiscal 2011 sales and employee incentive bonus accruals.  Operating cash used in the first quarter of 2012 decreased compared to the prior year period due mainly to decreased inventory purchases in line with our near term sales forecast.  Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services and other losses. These non-cash items decreased by $75,000 for the three months ended March 31, 2012 as compared to the same period in the prior year primarily due to smaller increase in the inventory reserve and a litigation loss that was recorded in the prior year.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses when comparing the three months ended 2012 and 2011. We continued to conserve cash resources by restricting administrative and general expenditures. As of March 31, 2012, the Company had $1,358,000 of cash and cash equivalents compared to $3,096,000 as of December 31, 2011.

Net cash used in investing activities for capital expenditures was $16,000 for the three months ended March 31, 2012 compared to $52,000 for the three months ended March 31, 2011. The decrease was primarily attributable to a decrease in acquisitions of test vehicles and equipment in 2012.

Net cash used in financing activities was $6,000 for the three months ended March 31, 2012, compared to net cash provided in financing activities of $15,000 for the three months ended March 31, 2011. The decrease was primarily attributable to proceeds of $21,000 from the exercise of stock options in 2011 with no similar proceeds in the first quarter of 2012.

Net accounts receivable increased by $163,000, or 21%, to $922,000 at March 31, 2012 compared to a balance of $759,000 at December 31, 2011. The increase in the receivable balance was primarily due to sales recorded in the first quarter of 2012, net of customer deposits.  As of March 31, 2012 and December 31, 2011, the Company maintained a reserve for doubtful accounts receivable of $17,000 and $18,000, respectively.

Net inventory and supplies decreased by $464,000, or 11%, to $3,572,000 at March 31, 2012 compared to a balance of $4,036,000 at December 31, 2011.  The decrease resulted from net inventory activity including receipts totaling $337,000, consumption of $243,000 and an inventory reserve charge of $558,000.

Prepaid expenses and other current assets increased by $74,000, or 31%, to $316,000 at March 31, 2012 compared to a balance of $242,000 at December 31, 2011. The increase was primarily due to deposits on purchase orders for inventory to fulfill customer orders.

Long term accounts receivable decreased by $20,000, or 25%, to $59,000 at March 31, 2012 compared to a balance of $79,000 at December 31, 2011. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of the receivable.

Property and equipment, net of depreciation, decreased by $103,000, or 11%, to $825,000 at March 31, 2012 compared to a balance of $928,000 at December 31, 2011.  The decrease is primarily due to the depreciation expense of $119,000, which was partially offset by additions to fixed assets totaling $16,000 in the first three months of 2012.

Accounts payable increased by $136,000, or 38%, to $490,000 at March 31, 2012 compared to a balance of $354,000 at December 31, 2011. The increase was primarily due to inventory purchases made in the first quarter of 2012.

Deferred revenues decreased by $88,000, or 28%, to $232,000 at March 31, 2012 compared to a balance of $320,000 at December 31, 2011. The balance at March 31, 2012 is anticipated to be realized into revenue in the second quarter of 2012 and is associated with prepayments on purchase orders from certain customers.

Accrued payroll and related expenses decreased by $63,000, or 24%, to $203,000 at March 31, 2012 compared to a balance of $266,000 at December 31, 2011. The decrease was primarily due to the payroll cycle timing at the period ends.

Other accrued liabilities decreased by $11,000, or 2%, to $506,000 at March 31, 2012 compared to a balance of $517,000 at December 31, 2011.  The decrease was primarily due to a decrease in the accrued warranty balance as costs for warranty claims were greater than warranty accruals during the first three months of 2012.

Accrued interest payable increased by $20,000, or 2%, to $1,257,000 at March 31, 2012 compared to a balance of $1,237,000 at December 31, 2011. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

Lincoln Park Equity Facility

On April 23, 2012, we entered into a $6,600,000 purchase agreement (the “$6,600,000 Purchase Agreement”), together with a registration rights agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of our common stock, subject to certain limitations.  In addition, on April 24, 2012, the Company entered into a purchase agreement (the “$3,400,000 Purchase Agreement” and, together with the $6,600,000 Purchase Agreement, the “Purchase Agreements”), pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in shares of common stock, subject to certain limitations.

The $3,400,000 Purchase Agreement

On April 24, 2012, the Company sold. pursuant to a prospectus supplement, the shares of our common stock that will be issued by us directly to Lincoln Park under the $3,400,000 Purchase Agreement.

Under the terms of the $3,400,000 Purchase Agreement, Lincoln Park purchased an initial 1,250,000 shares of our common stock at a price per share of $0.20 for an aggregate amount of $250,000. Thereafter, we may, from time to time and at our sole discretion but no more frequently than every two business days during the 36-month period commencing five days after the initial purchase, direct Lincoln Park to purchase up to an aggregate amount of $3,150,000 in shares of our common stock subject to certain limitations at the “Regular Purchase Price” or “Accelerated Purchase Price” (as such terms are defined in the $3,400,000 Purchase Agreement). There is no upper limit on the price per share that Lincoln Park must pay for our common stock under the $3,400,000 Purchase Agreement, but in no event will shares be sold to Lincoln Park under such agreement at a price of less than $0.13 per share. Additionally, Lincoln Park will not purchase shares at the Accelerated Purchase Price if the closing price of our common stock on the NYSE Amex is less than $0.20 on the purchase date.

As consideration for its commitment to purchase Common Stock under the $3,400,000 Purchase Agreement, the Company issued to Lincoln Park 281,030 shares of Common Stock and agreed to issue up to 286,651 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $3,400,000 funding.

The $3,400,000 Purchase Agreement limits our sales of shares of common stock to Lincoln Park to the lesser of: (a) the maximum number of shares of our common stock that we may issue without breaching our obligations under applicable rules of the NYSE Amex or obtaining stockholder approval under such rules, and (b) the maximum number of shares of our common stock that we may issue without exceeding the limitations set forth in General Instruction I.B.6. of Form S-3 and the interpretive guidance of the SEC.

It is anticipated that shares registered in this offering will be sold over a period of up to 36 months. The sale by Lincoln Park of a significant amount of shares registered in this offering at any given time could cause the market price of our common stock to decline and to be highly volatile. Lincoln Park may ultimately purchase all, some or none of the shares of common stock offered hereby. After it has acquired such shares, it may sell all, some or none of such shares. Therefore, sales by us to Lincoln Park of the shares registered in this offering may result in substantial dilution to the interests of other holders of our common stock. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park.

The number of shares ultimately offered for sale by Lincoln Park under the prospectus supplement is dependent upon the number of shares purchased by Lincoln Park under the $3,400,000 Purchase Agreement. The following table sets forth the amount of proceeds we would receive from Lincoln Park from the sale of shares that are registered in the offering at varying purchase prices (without accounting for certain fees and expenses):

Assumed Average Purchase Price		Number of Registered Shares to be Issued if Full Purchase (1)		Percentage of Outstanding Shares After Giving Effect to the Issuance to Lincoln Park (2)	Proceeds from the Sale of Shares to Lincoln Park Under the $3,400,000 Purchase Agreement
$0.13	(3)	26,153,846	(6)	37.64	$3,400,000
$0.20	(4)	17,000,000	(6)	28.18	$3,400,000
$0.23	(5)	14,782,609	(6)	25.43	$3,400,000
$1.00		3,400,000		7.28	$3,400,000
$2.00		1,700,000		3.78	$3,400,000
____________________
(1) Excludes the shares to be issued to Lincoln Park as commitment shares, of which we issued 281,030 shares in connection with entering into the $3,400,000 Purchase Agreement and an additional 286,651 shares we agreed to issue pro rata when and if Lincoln Park purchases the $3,400,000 funding.
(2) The denominator is based on 42,765,223 shares outstanding as of April 24, 2012, adjusted to include the 281,030 shares to be issued to Lincoln Park as commitment shares in connection with the offering and the number of shares set forth in the adjacent column which we would have sold to Lincoln Park and any related additional shares which we would have issued prorata, but excluding the 556,440 commitment shares that may be issued to Lincoln Park in connection with the $6,600,000 Purchase Agreement. The numerator is based on the number of shares issuable under the $3,400,000 Purchase Agreement at the corresponding assumed purchase price set forth in the adjacent column. The number of shares in such column does not include shares that may be issued to Lincoln Park which are not registered in this offering.
(3) Under the $3,400,000 Purchase Agreement, we may not sell and Lincoln Park may not purchase any shares in the event the purchase price of such shares is below $0.13.
(4) Under the $3,400,000 Purchase Agreement, we may not sell and Lincoln Park may not purchase any shares at the Accelerated Purchase Price in the event the closing price of our common stock on the NYSE Amex is less than $0.20 on the purchase date.
(5) The closing sale price of our shares on April 23, 2012.
(6) If we seek to issue shares, including shares from other transactions but not included in the offering that may be aggregated with the transaction under the applicable rules of NYSE Amex, in excess of 8,500,000, or 19.99% of the total common stock outstanding as of the date of the $3,400,000 Purchase Agreement, we may be required to seek shareholder approval in order to be in compliance with the NYSE Amex rules.

The $6,600,000 Purchase Agreement

Under the terms and subject to the conditions of the $6,600,000 Purchase Agreement, Lincoln Park will be obligated to purchase up to $6,600,000 in shares of common stock (subject to certain limitations) from time to time over the 36-month period commencing on the date that a registration statement, which we have agreed to file with the SEC is declared effective by the SEC and a final and complete prospectus in connection therewith is filed. The Company may direct Lincoln Park, from time to time, at its sole discretion and subject to certain conditions to purchase up to 200,000 shares of common stock, and in addition we may require additional purchases in accordance with the $6,600,000 Purchase Agreement. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park may be limited to the maximum number of shares of common stock under applicable rules of the NYSE Amex or we may be required to obtain stockholder approval under such rules. As consideration for its commitment to purchase shares of common stock pursuant to the $6,600,000 Purchase Agreement, the Company will issue to Lincoln Park up to 556,440 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $6,600,000 million funding.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2012, the Company had an accumulated deficit of approximately $153.3 million, working capital of approximately $4.9 million and shareholders’ equity of approximately $3.2 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of March 31, 2012, the Company had approximately $1.4 million in cash and cash equivalents currently  anticipates that its existing cash will be sufficient to meet its projected operating requirements into Q4 of 2012.

In October 2011, we launched an expense reduction program designed to improve our cost structure, which included reductions in our employee headcount.  We have continued to closely scrutinize our cost structure in 2012 to reduce ongoing operating costs.  Market acceptance of our products in sufficiently profitable production volume is closely tied to the development of a reliable and cost effective battery solution by the industry.  Further delays in battery availability, in conjunction with unanticipated delays in OEM acceptance, could result in further actions by Enova to focus on cash management.

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500 through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  In addition, as summarized in the above Lincoln Park Equity Line Facilities discussion and in Note 12 “Subsequent Events” of this Form 10-Q, we entered into two Purchase Agreements with Lincoln Park Capital Fund in April to issue up $10,000,000 in shares of our common stock and received gross proceeds of $250,000 from the initial purchase of shares of Common Stock from Lincoln Park.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s internal control over disclosure controls and procedures was effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

As reported in our Form 10-K for the fiscal year 2011, six of the eight counts in the litigation between Enova and Arens Controls Company, L.L.C. were settled. The two counts that were not settled remain outstanding and there have been no material developments with respect thereto during the period covered by this report.  We intend to continue to contest the remaining unresolved counts.

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

ITEM 1A. Risk Factors

The additional risk factors included below update the risk factors previously discussed in our Annual Report on Form 10-K.  There have been no other material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Our common stock is subject to delisting from the NYSE Amex

The NYSE Amex, where our common stock trades, has established standards for continued listing of a security on the NYSE Amex. On April 17, 2012, the NYSE Amex notified the Company that it is not in compliance with one of the NYSE Amex continued listing standards as set forth in Part 10 of the Company Guide, and the Company has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide. Specifically, the Company is not in compliance with Section 1003(a)(iii) with stockholders’ equity of less than $6,000,000 and losses from continuing operations and/or net losses in five consecutive fiscal years. The Company has been afforded the opportunity to submit a plan of compliance to the NYSE Amex by May 17, 2012 addressing how the Company intends to regain compliance with the continued listing standards of the Company Guide within the Plan Period. The Company is taking steps to prepare and submit such a plan to the NYSE Amex on or before May 17, 2012. Per the Notice, if the Company does not submit such a plan or the plan is not accepted by the NYSE Amex, the Company will become subject to delisting proceedings. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards of the Company Guide by October 15, 2013 or if the Company is not making progress consistent with the plan during the Plan Period, the NYSE Amex staff will initiate delisting procedures as appropriate. In such event, the Company may appeal an NYSE Amex staff determination to initiate delisting proceedings in accordance with Section 1010 and Part 12 of the Company Guide.

Additionally, the standards for delisting from the stock market include, among other things, common stock selling for a substantial period of time at a low price per share. Our common stock has continuously traded below $1.00 since May 2011. While we have not received any communications to date from the NYSE Amex concerning the selling price of our common shares, there can be no assurance that the NYSE Amex will not take action to delist our common stock from the exchange due to the low selling price of the shares. If that were to occur, we would consider effecting a reverse split of our common stock in order to raise our share price to a level satisfactory to the NYSE Amex. If our common stock were to be delisted from the NYSE Amex, it would materially adversely affect the price and liquidity of our common stock, and our ability to raise funds from the sale of equity in the future.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On April 24, 2012, we entered into the $3,400,000 Purchase Agreement with Lincoln Park pursuant to which we may issue to Lincoln Park from time to time over a 36-month period up to $3,400,000 worth of our common stock subject to certain limitations defined in the prospectus supplement and 567, 681 shares to be issued to Lincoln Park at no cost as a fee for its commitment to purchase such shares. In addition, on April 23, 2012, we entered into the $6,600,000 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase an additional $6,600,000 worth of our common stock, from time to time over a 36-month period commencing after the SEC has declared effective a registration statement for the resale of such shares that we must file with the SEC within 120 business days after the date of such agreement.

Other than Lincoln Park’s initial purchase under the $3,400,000 Purchase Agreement of 1,250,000 shares of our common stock at a price per share of $0.20 for an aggregate amount of $250,000, or the Initial Purchase, the purchase price for the shares that we may sell to Lincoln Park will fluctuate based on the price of our common stock. It is anticipated that shares will be sold over a period of up to 36 months after the date of the prospectus supplement. Depending on market liquidity at the time, sales of shares we issue to Lincoln Park may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $0.13 per share. Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. As such, other than the Initial Purchase, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock offered pursuant to this prospectus supplement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us pursuant to either the $3,400,000 Purchase Agreement or the $6,600,000 Purchase Agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Raising additional funds by issuing securities, engaging in debt financings or through licensing arrangements may cause substantial dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities as we did in 2011 and April 2012, our existing stockholders’ ownership may be substantially diluted. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

   One group of our shareholders holds a large percentage of our outstanding common stock, and, should they choose to do so, may have significant influence over the outcome of corporate actions requiring stockholder approval.

Approximately 26.5% of our outstanding common stock is held by a group of 17 shareholders (the “Low-Beer Managed Accounts”) who invested in our December 2011 placement of 11,250,000 shares of common stock together with warrants to purchase up to 11,250,00 shares of common stock. The warrants are exercisable for a period of five years and exercisable at a price of $0.22 per share. The warrants further provide that if, for a twenty consecutive trading day period, the average of the closing price quoted on the NYSE Amex is greater than or equal to $0.44 per share, with at least an average of 10,000 shares traded per day, then, on the 10th calendar day following written notice from the Company, any outstanding warrants will be deemed automatically exercised pursuant to the cashless/net exercise provisions under the warrants. Accordingly, the Low-Beer Managed Accounts, should they choose to do so, may be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, and such group of investors could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of the Low-Beer Managed Accounts may differ from the interests of our other stockholders.

Funding from our equity lines of credit may be limited or be insufficient to fund our operations or to implement our strategy.

Under our purchase agreements with Lincoln Park, we may direct Lincoln Park to purchase up to $3,400,000 of shares of common stock over a 36 month period, and, upon effectiveness of a registration statement for resale of the shares and subject to other conditions, we also may direct Lincoln Park to purchase up to $6,600,000 of our shares of common stock over a 36 month period. The amounts available for purchase is limited under each purchase agreement. The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors including, the amount, if any, of additional working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If we are unable to sell enough of our products to finance our working capital requirements and if sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $10,000,000 under the aggregate purchase agreements to Lincoln Park, there can be no assurance this would be sufficient to support our operations or implement our growth plans in all cases.

We may need to secure adequate funding to complete the development program for Omni Product Line and Green For Free.

Our current cash reserves may not be sufficient to fully fund GFF development and commence production of the Omni product line, and as a result, we may need additional funding to complete the development of these product initiatives and to fund operations generally. We may seek to enter potential strategic partnerships related to both GFF and Omni production to provide funding for continued development of the Omni platform, support of our commercialization operations with respect to GFF and support funding of general operations. However, there can be no assurance that such a strategic partnership would be completed or on terms that are favorable to us. If we are unable to reach agreement with a potential strategic partner or if a strategic partnership does not provide adequate funding, we may need to obtain additional funding to complete the development of GFF. Raising additional equity capital may be difficult due to our share price trading at near historical lows and the potential delisting of our common shares from the NYSE AMEX. If we are unable to raise sufficient capital to fund our development programs and operations generally, we may be unable to proceed with the development of GFF and our business and financial condition may be adversely affected.

ITEM 2. Unregistered Sales of Equity and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101. XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*       Filed herewith
**     In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

ENOVA SYSTEMS, INC. (Registrant)

/s/ John Micek
By: John Micek, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101. XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*       Filed herewith
**     In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”