Form 10-Q
period 2012-06-30
ENOVA SYSTEMS INC
filed 2012-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

As of July 31, 2012, there were 44,520,197 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$233,000	$3,096,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	714,000	759,000
Inventories and supplies, net	3,076,000	4,036,000
Prepaid expenses and other current assets	203,000	242,000
Total current assets	4,426,000	8,333,000
Long term accounts receivable	73,000	79,000
Property and equipment, net	638,000	928,000
Total assets	$5,137,000	$9,340,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$446,000	$354,000
Deferred revenues	122,000	320,000
Accrued payroll and related expenses	18,000	266,000
Other accrued liabilities	343,000	517,000
Current portion of notes payable	62,000	62,000
Total current liabilities	991,000	1,519,000
Accrued interest payable	1,277,000	1,237,000
Notes payable, net of current portion	1,275,000	1,286,000
Total liabilities	3,543,000	4,042,000
Stockholders' equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2012 and December 31, 2011	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2012 and December 31, 2011	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 and 42,765,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	145,512,000	145,380,000
Additional paid-in capital	9,574,000	9,408,000
Accumulated deficit	(155,114,000)	(151,112,000)
Total stockholders' equity	1,594,000	5,298,000
Total liabilities and stockholders' equity	$5,137,000	$9,340,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Revenues	$543,000	$2,531,000	$903,000	$5,476,000
Cost of revenues	746,000	1,948,000	1,582,000	4,674,000
Gross income (loss)	(203,000)	583,000	(679,000)	802,000
Operating expenses
Research and development	338,000	441,000	804,000	1,004,000
Selling, general & administrative	1,145,000	1,414,000	2,398,000	2,862,000
Total operating expenses	1,483,000	1,855,000	3,202,000	3,866,000
Operating lsos	(1,686,000)	(1,272,000)	(3,881,000)	(3,064,000)
Other income and (expense)
Interest and other income (expense)	(101,000)	(78,000)	(121,000)	(93,000)
Total other income and (expense)	(101,000)	(78,000)	(121,000)	(93,000)
Net loss	$(1,787,000)	$(1,350,000)	$(4,002,000)	$(3,157,000)
Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.09)	$0.10
Weighted average number of common shares outstanding	43,977,000	31,513,000	43,371,000	31,497,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
Cash flows from operating activities:	2012	2011
Net loss	$(4,002,000)	$(3,157,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	196,000	53,000
Inventory reserve	893,000	204,000
Depreciation and amortization	238,000	253,000
Loss on asset disposal	-	49,000
Loss on asset impairment	68,000	-
Loss on litigation settlement	-	41,000
Stock option expense	166,000	208,000
(Increase) decrease in:
Accounts receivable	(151,000)	42,000
Inventory and supplies	67,000	(254,000)
Prepaid expenses and other current assets	39,000	271,000
Long term receivables	6,000	(45,000)
Increase (decrease) in:
Accounts payable	92,000	(1,435,000)
Deferred revenues	(198,000)	67,000
Accrued payroll and related expense	(248,000)	(329,000)
Other accrued liabilities	(174,000)	(1,013,000)
Accrued interest payable	40,000	40,000
Net cash used in operating activities	(2,968,000)	(5,005,000)

Cash flows from investing activities:
Purchases of property and equipment	(16,000)	(193,000)
Net cash used in investing activities	(16,000)	(193,000)

Cash flows from financing activities:
Payment on notes payable	(11,000)	(14,000)
Net proceeds from the exercise of stock options	-	23,000
Net proceeds from the issuance of common stock	132,000	-
Net cash provided by financing activities	121,000	9,000

Net decrease in cash and cash equivalents	(2,863,000)	(5,189,000)
Cash and cash equivalents, beginning of period	3,096,000	8,431,000
Cash and cash equivalents, end of period	$233,000	$3,242,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$3,000
Assets acquired through financing arrangements	$-	$25,000

Supplemental disclosure of non cash investing and financing:
Shares issued for services	$62,000	$-

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Company and its Business

Enova Systems, Inc., (“Enova”, “We” or “the Company”), a California corporation, was incorporated in July 1976, and trades on the NYSE MKT under the trading symbol “ENA” and on the London Stock Exchange under the symbol “ENV” or “ENVS”.  The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three and six months ended June 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Delisting Notification from the NYSE MKT

On April 17, 2012, Enova Systems, Inc. (the "Company") received notice (the "April Notice") from the NYSE MKT (the "Exchange") indicating that the Company was not in compliance with one of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide (the "Exchange Guide"), and the Company was therefore subject to the procedures and requirements of Section 1009 of the Exchange Guide. Specifically, the Company was not in compliance with Section 1003(a) (iii) of the Exchange Guide because the Company reported stockholders' equity of less than $6,000,000 for 2011 and the Company had incurred a loss from continuing operations and/or net losses for five consecutive years.

As required by the April Notice, on May 17, 2012, pursuant to Section 1009 of the Exchange Guide, the Company submitted a plan of compliance (the "Plan of Compliance") advising the Exchange of actions the Company would take to regain compliance with Section 1003(a)(iii) and 1003(a)(ii) of the Exchange Guide over the period ending October 15, 2013 (the "Plan Period").

By letter dated May 22, 2012 (the “May Notice”), the Company received an additional notice from the Exchange stating that a review of the Company's Form 10-Q for the first quarter of fiscal 2012 indicated that the Company did not meet an additional listing requirement. Specifically, the Company was not in compliance with Exchange Guide Section 1003(a)(ii) because the Company reported stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. Due to the higher stockholders' equity requirement identified in the April Notice, the Company was not required by the Exchange to submit an additional plan of compliance in connection with the deficiency identified in the May Notice.

On June 21, 2012, the Company filed a Form 8-K disclosing the resignation of Chief Executive Officer and Director Michael Staran, Chief Operating Officer John Mullins and Director Richard Davies.

On July 5, 2012, the Company received a further notice (the "July Notice") from the Exchange indicating that the Company no longer complied with the Exchange's continued listing standards as set forth in Section 1003 of the Exchange Guide and that its securities are, therefore, subject to being delisted from the Exchange.  The July Notice stated that the financial projections provided in connection with the Plan of Compliance did not demonstrate an ability to regain compliance with the minimum requirements by the end of the Plan Period and the resignations of Messrs. Staran, Mullins and Davies further reinforced the conclusion that the Company would be unable to regain such compliance by the end of the plan Period. The July Notice further stated that, on June 25, 2012, the Company notified the Exchange that the financial projections provided with the Plan were no longer accurate and did not provide the staff of the Exchange (the "Staff") with updated projections. Following a review of the above-described facts, the Staff advised the Company that the Exchange did not accept the proposed Plan of Compliance and that the Company is therefore subject to delisting pursuant to Section 1009 of the Exchange Guide.

     In accordance with Sections 1203 and 1009(d) of the Exchange Guide, the Company exercised its right to appeal the determination of the Staff by requesting a hearing with the Listing Qualifications Panel. The Company was granted a hearing date in September 2012. There can be no assurance that the Company's request for continued listing will be granted or that, if granted, the Company will be able to continue to meet the minimum listing requirements.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, historically the Company has experienced significant recurring net losses and operating cash flow deficits. The Company’s ability to continue as a going concern is dependent on many factors, including among others, its ability to raise additional funding, and its ability to successfully restructure operations to lower manufacturing costs and reduce operating expenses.

         To date, the Company has incurred recurring net losses and negative cash flows from operations. At June 30, 2012, the Company had an accumulated deficit of approximately $155.1 million, cash and cash equivalents of $233,000 and working capital of approximately $3.4 million and shareholders’ equity of approximately $1.6 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company. We continue to evaluate strategic opportunities to leverage our resources and assist with continuing operations.

As of June 30, 2012, the Company had approximately $0.2 million in cash and cash equivalents currently and anticipates that its existing cash and anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2012 to continue operations and market trading.

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500, through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  In addition, as summarized in the liquidity discussion in our Management Discussion, we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund in April 2012 to issue up $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter. Access to funding under the facility is dependent upon our share price maintaining a floor price of at least $0.15 per share.  Our share price decreased below that threshold in May 2012 and, until our share price increases above the threshold level, we cannot raise additional funds from the facility.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three and six months ended June 30, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	June 30, 2012	December 31, 2011
Raw Materials	$4,303,000	$4,431,000
Work In Progress	155,000	144,000
Finished Goods	618,000	644,000
Reserve for Obsolescence	(2,000,000)	(1,183,000)
Total	$3,076,000	$4,036,000

        Inventory write-offs were $76,000 and $179,000 for the six months ended June 30, 2012 and 2011, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2012	December 31, 2011
Computers and software	$618,000	$618,000
Machinery and equipment	947,000	892,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	675,000	774,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	-	39,000
	3,686,000	3,769,000
Less accumulated depreciation and amortization	(3,048,000)	(2,841,000)
Total	$638,000	$928,000

Depreciation and amortization expense was $238,000 and $253,000 for the six months ended June 30, 2012 and 2011, respectively, and within those total expenses, the amortization of leasehold improvements was $131,000 for the six months ended June 30, 2012 and 2011. Depreciation and amortization expense was $119,000 and $129,000 for the three months ended June 30, 2012 and 2011, respectively, and within those total expenses, the amortization of leasehold improvements was $65,000 for the three months ended June 30, 2012 and 2011.  In addition, the company recorded an impairment loss of $68,000 for the three and six months ended June 30, 2102 and a loss on disposal of fixed assets in the amount of $49,000 was recorded in the three and six months ended June 30, 2011.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	June 30, 2012	December 31, 2011
Accrued inventory received	$15,000	$2,000
Accrued professional services	81,000	150,000
Accrued warranty	140,000	227,000
Other	107,000	138,000
Total	$343,000	$517,000

Accrued warranty consisted of the following activities during the six months ended June 30:

	2012	2011
Balance at beginning of quarter	$227,000	$510,000
Accruals for warranties issued during the period	80,000	285,000
Warranty claims	(167,000)	(387,000)
Balance at end of quarter	$140,000	$408,000

Accrued warranty consisted of the following activities during the three months ended June 30:

	2012	2011
Balance at beginning of quarter	$186,000	$467,000
Accruals for warranties issued during the period	55,000	160,000
Warranty claims	(101,000)	(219,000)
Balance at end of quarter	$140,000	$408,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	June 30, 2012	December 31, 2011
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of June 30, 2012), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	14,000	18,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	10,000	12,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	16,000	18,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	19,000	22,000
	1,337,000	1,348,000
Less current portion of notes payable	(62,000)	(62,000)
Notes payable, net of current portion	$1,275,000	$1,286,000

As of June 30, 2012 and December 31, 2011, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,248,000 and $1,209,000, respectively.  Interest expense on notes payable amounted to $42,000 and $44,000 during the six months ended June 30, 2012 and 2011, respectively.  Interest expense on notes payable amounted to $21,000 and $22,000 during the three months ended June 30, 2012 and 2011, respectively.

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

On April 23, 2012, the Company entered into a $6,600,000 purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of the Company’s common stock, and on April 24, 2012, the Company entered into another purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in shares of the Company’s common stock, subject to certain limitations. We received proceeds of $132,000, net of financing costs of $152,000, under the $3,400,000 Purchase Agreement and issued a total of 1,754,974 shares of common stock in the second quarter of 2012. As consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement, the Company issued to Lincoln Park 281,030 shares of common stock.

During the three and six months ended June 30, 2012 and 2011, the Company did not issue any shares of common stock to directors or employees as compensation. During the six months ended June 30, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2012.

9.	Stock Options

Stock Option Program Description

As of June 30, 2012, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 608,000 shares were available for grant as of June 30, 2012. All stock options have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

As of June 30, 2012, the total compensation cost related to non-vested awards not yet recognized is $150,000. The weighted average period over which the future compensation cost is expected to be recognized is 20 months.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	2,529,000	$1.07	6.09	$—
Granted	20,000	$0.18	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(198,000)	$1.80	—	$—
Outstanding at June 30, 2012	2,351,000	$1.00	5.55	$—
Exercisable at June 30, 2012	1,838,000	$1.17	4.53	$—
Vested and expected to vest (2)	1,883,000	$1.15	6.03	$—
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

     The exercise prices of the options outstanding at June 30, 2012 ranged from $0.18 to $4.35. The weighted average grant-date fair value of option s granted during the six months ended June 31, 2012 and 2011 were $0.15 and $0.79, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the six months ended June 30, 2012 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	1,403,000	$0.26
Granted	20,000	$0.15
Vested	(866,000)	$0.20
Forfeited	(44,000)	$0.35
Unvested balance at June 30, 2012	513,000	$0.29

The fair values of all stock options granted during the six months ended June 30, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the six months ended
	June 30, 2012	June 30, 2011
Expected life (in years)	6.5	2.5 – 6.5
Average risk-free interest rate	1.66%	2.00%
Expected volatility	108%	107 - 132%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

10.	Concentrations

The Company's trade receivables are concentrated with few customers. The Company performs credit evaluations on its customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 51% and 43%, respectively, of gross accounts receivable at June 30, 2012, and two customers represented 62% and 37%, respectively, of gross accounts receivable at December 31, 2011.

The Company's revenues are concentrated with few customers.  For the three and six months ended June 30, 2012, two customers represented 52% and 40% of gross revenues and two customers represented 66% and 24% of gross revenues, respectively.  For the three and six months ended June 30, 2011, one customer represented 80% of gross revenues and three customers represented 54%, 19% and 11% of gross revenues, respectively.

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

Enova has incurred significant operating losses in the past. As of June 30, 2012, we had an accumulated deficit of approximately $155.1 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees have left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with continuing operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. Following reductions in the Company's expense base, the Company currently believes it has sufficient working capital in the short term through year end to continue operations and market trading.

Delisting Notification from the NYSE MKT

  On April 17, 2012, Enova Systems, Inc. (the "Company") received notice (the "April Notice") from the NYSE MKT (the "Exchange") indicating that the Company was not in compliance with one of the Exchange's continued listing standards as set forth in Part 10 of the Exchange's Company Guide (the "Exchange Guide"), and the Company was therefore subject to the procedures and requirements of Section 1009 of the Exchange Guide. Specifically, the Company was not in compliance with Section 1003(a) (iii) of the Exchange Guide because the Company reported stockholders' equity of less than $6,000,000 for 2011 and the Company had incurred a loss from continuing operations and/or net losses for five consecutive years.

As required by the April Notice, on May 17, 2012, pursuant to Section 1009 of the Exchange Guide, the Company submitted a plan of compliance (the "Plan of Compliance") advising the Exchange of actions the Company would take to regain compliance with Section 1003(a)(iii) and 1003(a)(ii) of the Exchange Guide over the period ending October 15, 2013 (the "Plan Period").

By letter dated May 22, 2012 (the “May Notice”), the Company received an additional notice from the Exchange stating that a review of the Company's Form 10-Q for the first quarter of fiscal 2012 indicated that the Company did not meet an additional listing requirement. Specifically, the Company was not in compliance with Exchange Guide Section 1003(a)(ii) because the Company reported stockholders' equity of less than $4,000,000 and losses from continuing operations and/or net losses in three of its four most recent fiscal years. Due to the higher stockholders' equity requirement identified in the April Notice, the Company was not required by the Exchange to submit an additional plan of compliance in connection with the deficiency identified in the May Notice.

On June 21, 2012, the Company filed a Form 8-K disclosing the resignation of Chief Executive Officer and Director Michael Staran, Chief Operating Officer John Mullins and Director Richard Davies.

On July 5, 2012, the Company received a further notice (the "July Notice") from the Exchange indicating that the Company no longer complied with the Exchange's continued listing standards as set forth in Section 1003 of the Exchange Guide and that its securities are, therefore, subject to being delisted from the Exchange.  The July Notice stated that the financial projections provided in connection with the Plan of Compliance did not demonstrate an ability to regain compliance with the minimum requirements by the end of the Plan Period and the resignations of Messrs. Staran, Mullins and Davies further reinforced the conclusion that the Company would be unable to regain such compliance by the end of the plan Period. The July Notice further stated that, on June 25, 2012, the Company notified the Exchange that the financial projections provided with the Plan were no longer accurate and did not provide the staff of the Exchange (the "Staff") with updated projections. Following a review of the above-described facts, the Staff advised the Company that the Exchange did not accept the proposed Plan of Compliance and that the Company is therefore subject to delisting pursuant to Section 1009 of the Exchange Guide.

In accordance with Sections 1203 and 1009(d) of the Exchange Guide, the Company exercised its right to appeal the determination of the Staff by requesting a hearing with the Listing Qualifications Panel. The Company was granted a hearing date in September 2012. There can be no assurance that the Company's request for continued listing will be granted or that, if granted, the Company will be able to continue to meet the minimum listing requirements.

Customer Highlights

FREIGHTLINER CUSTOM CHASSIS CORPORATION (FCCC) - Enova and FCCC began deploying new and retrofit all-electric vehicles to major fleet customers in 2011. The resulting integration of our all-electric drive system into the MT-45 chassis provides FCCC an all-electric product offering: the FCCC MT-EV. The MT-EV (the FCCC model name) chassis boasts a GVWR of 14,000 to 19,500 lbs. Enova and FCCC also jointly announced, in November 2011, intentions to deploy 3000 vehicles via the Green for Free™ Program, which is designed to allow fleet executives to operate full 100% electric commercial vehicles (EVs) and/or Hybrid Electric Vehicles (HEVs) for similar life cycle costs as those of diesel-powered commercial vehicles.  The anticipated savings fleets are expected to realize from the reduced maintenance and fuel cost of electricity of the electric vehicles are used over a period of time to cover the incremental expense for the technology. FCCC had begun, in early 2011, showcasing the Enova/FCCC EV step van at numerous events on the West Coast, as well as the recent NTEA Work Truck show in Indianapolis. This program is currently on hold, pending Enova's ability to continue operations and FCCC’s decision on battery sourcing, which has been delayed due to concerns over recent negative reports regarding battery reliability.

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

OPTARE PLC – Enova fulfilled an order in the second quarter of 2012 for eight 120kW systems for integration into Optare’s Solo Electric Bus. Optare has chosen Enova as the production drive system supplier for its all electric buses. Optare designs, manufactures and sells single deck and double deck buses and mini coaches and operates in the UK, Continental Europe, and North America. Recently Optare announced that its long term future has been secured due to a refinancing agreement with Ashok Leyland increasing its holding in Optare to 75.1%.  Optare anticipates being fully integrated in Ashok’s global bus strategy which seeks to improve on its position amongst the world’s bus makers. Ashok Leyland has annual turnover of approximately $2.5 billion and is a market leader in the medium and heavy commercial vehicle segment in India with a market share of about 25.7% in 2010/2011. Ashok is a market leader in the Indian bus market selling over 23,000 buses annually and including overseas plants, has current global capacity of over 150,000 buses and trucks.

Technology Highlights

OMNI INVERTER. Power-source and motor design agnostic, Enova’s new Omni-series inverter/vehicle controller offers increased flexibility and ease-of-integration. With plug-and-play connectivity, it is compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. The inverter is fully production validated.

OMNI CHARGER. We continued development of our new Omni-series 10kW on-board battery charger for plug-in hybrid-electric and all-electric vehicles. CAN control based, the new Omni charger offers increased flexibility, ease-of-integration and compatibility with a wide range of vehicle platforms.

Enova has delayed further introduction of the Omni Inverter and Charger with customers due to the reduction in our workforce and current financial resource constraints.  Provided additional resources are obtained, we will continue development and marketing of these two products, which we believe can gain broad market acceptance.

Enova recently participated in the Electric Vehicle Symposium (EVS) 26 Conference in Los Angeles, the Alternative Clean Transportation (ACT) 2012 Expo in Long Beach and the 7th Annual Energy Showcase in San Diego in the second quarter of 2012.  Enova displayed multiple vehicles all powered with its drive systems at all three events and  attendees were able to test drive Enova Systems’ powered light and medium duty full electric vehicles in the events Ride and Drives.

We continue to receive recognition from both governmental and private industry with regards to both commercial and military application of our all-electric and hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2012 and beyond, there are no assurances that such additional agreements will be realized.

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

Revenue recognition — Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of June 30, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into in future periods.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 compared to Three and Six Months Ended June 30, 2011

Second Quarter of Fiscal 2012 vs. Second Quarter of Fiscal 2011

	Three Months Ended June 30,			As a % of Revenues June 30,
	2012	2011	% Change	2012	2011
Revenues	$543,000	$2,531,000	-79%	100%	100%
Cost of revenues	746,000	1,948,000	-62%	137%	77%
Gross income (loss)	(203,000)	583,000	-135%	-37%	23%
Operating expenses
Research and development	338,000	441,000	-23%	62%	17%
Selling, general & administrative	1,145,000	1,414,000	-19%	211%	56%
Total operating expenses	1,483,000	1,855,000	-20%	273%	73%
Operating loss	(1,686,000)	(1,272,000)	33%	-310%	-50%
Other income and (expense)
Interest and other income (expense)	(101,000)	(78,000)	29%	-19%	-3%
Total other income (expense)	(101,000)	(78,000)	29%	-19%	-3%
Net loss	$(1,787,000)	$(1,350,000)	32%	-329%	-53%

First Six Months of Fiscal 2012 vs. First Six Months of Fiscal 2011

	Six Months Ended June 30,			As a % of Revenues June 30,
	2012	2011	% Change	2012	2011
Revenues	$903,000	$5,476,000	-84%	100%	100%
Cost of revenues	1,582,000	4,674,000	-66%	175%	85%
Gross income (loss)	(679,000)	802,000	-185%	-75%	15%
Operating expenses
Research and development	804,000	1,004,000	-20%	89%	18%
Selling, general & administrative	2,398,000	2,862,000	-16%	266%	52%
Total operating expenses	3,202,000	3,866,000	-17%	355%	71%
Operating loss	(3,881,000)	(3,064,000)	27%	-430%	-56%
Other income and (expense)
Interest and other income (expense)	(121,000)	(93,000)	30%	-13%	-2%
Total other income (expense)	(121,000)	(93,000)	30%	-13%	-2%
Net loss	$(4,002,000)	$(3,157,000)	27%	-443%	-58%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the current year were negatively affected by continued uncertainty over battery performance and non recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems. The decrease in revenue for the three and six months ended June 30, 2012 compared to the same period in 2011 was mainly due to a decrease in deliveries to our core customer base in the United States.  Revenues in the first half of 2012 were mainly attributed to continued shipments to First Auto Works in China and the Optare Group in the U.K.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen indications from our customers to support future production growth, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three and six months ended June 30, 2012 decreased primarily due to the decrease in revenue for the three and six months ended June 30, 2012 compared to the same period in the prior year. We recorded a charge of approximately $893,000 during the first half of 2012 increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Profit. The decrease in gross profit for the three and six months ended June 30, 2012 compared to the same period in the prior year is primarily attributable to the decrease in revenues and the recording of an increase in the inventory obsolescence reserve in the first half of 2012.

Research and Development (“R&D”). R&D costs decreased for the three and six months ended June 30, 2012 compared to the same periods in the prior year as we reduced resources devoted to continued development of existing products and focused our engineering personnel resources to the development of our next generation Omni-series motor control unit and 10kW charger.  We also continued testing of new battery technologies and electric motors as well as the development of upgraded proprietary control software for specific customer applications.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and six months ended June 30, 2012 compared to the same period in the prior year is attributable the Company’s implementation of staff reductions and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). The net of other income (expense) increased in the three and six months ended June 30, 2012 compared to the same period in the prior year due to $68,000 of fixed asset impairment charge recorded in the second quarter of 2012 and a decrease in interest increase and miscellaneous income.

Net Loss. The increase in the net loss for the three and six months ended June 30, 2012 compared to the same period in the prior year was mainly due to the decreased demand for our systems in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the six months ended June 30, 2012 were financed by product sales, equity financing, as well as from working capital reserves.

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

Net cash used in operating activities was $2,968,000 for the six months ended June 30, 2012, a decrease of $2,037,000 compared to $5,005,000 for the six months ended June 30, 2011. Operating cash used in the first half of 2012 decreased compared to the prior year period due mainly to decreases in our sales volume in 2012 and the use of our existing cash resources to fund our current operations.  Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services and other losses. These non-cash items increased by $753,000 for the six months ended June 30, 2012 as compared to the same period in the prior year primarily due to larger increase in the inventory reserve.  The increase in net loss was primarily due to a decrease in gross profit related to an 84% decrease in revenue and an increase in the inventory reserve when comparing the six months ended 2012 and 2011. We increased measures to conserve cash resources, including the reduction in our workforce by over 80% in June 2012 and by restricting administrative and general expenditures. As of June 30, 2012, the Company had $233,000 of cash and cash equivalents compared to $3,096,000 as of December 31, 2011.

Net cash used in investing activities for capital expenditures was $16,000 for the six months ended June 30, 2012 compared to $193,000 for the six months ended June 30, 2011. The decrease was primarily attributable to a decrease in acquisitions of test vehicles and equipment in the first six months of 2012.

Net cash provided by financing activities was $121,000 for the six months ended June 30, 2012, compared to net cash provided in financing activities of $9,000 for the six months ended June 30, 2011. The increase was primarily attributable to proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable decreased by $45,000, or 6%, to $714,000 at June 30, 2012 compared to a balance of $759,000 at December 31, 2011. The decrease in the receivable balance was primarily due to an increase in the Reserve for Doubtful Accounts due to financial instability at a major customer, Smith Electric Vehicles.  As of June 30, 2012 and December 31, 2011, the Company maintained a reserve for doubtful accounts receivable of $212,000 and $18,000, respectively.

Net inventory and supplies decreased by $960,000, or 24%, to $3,076,000 at June 30, 2012 compared to a balance of $4,036,000 at December 31, 2011.  The decrease resulted from net inventory activity including receipts totaling $603,000, consumption of $670,000 and an inventory reserve charge of $893,000.

Prepaid expenses and other current assets decreased by $39,000, or 16%, to $203,000 at June 30, 2012 compared to a balance of $242,000 at December 31, 2011. The decrease was primarily due to a decrease in purchase order deposits for inventory received to fulfill customer sales in the second quarter.

Long term accounts receivable decreased by $6,000, or 8%, to $73,000 at June 30, 2012 compared to a balance of $79,000 at December 31, 2011. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of this receivable.

Property and equipment, net of depreciation, decreased by $290,000, or 31%, to $638,000 at June 30, 2012 compared to a balance of $928,000 at December 31, 2011.  The decrease is primarily due to depreciation expense of $238,000 and an asset impairment charge of $68,000, which was partially offset by additions to fixed assets totaling $16,000 in the first six months of 2012.

Accounts payable increased by $92,000, or 26%, to $446,000 at June 30, 2012 compared to a balance of $354,000 at December 31, 2011. The increase was primarily due to inventory purchases made in the first half of 2012.

Deferred revenues decreased by $198,000, or 62%, to $122,000 at June 30, 2012 compared to a balance of $320,000 at December 31, 2011. The balance at June 30, 2012 is anticipated to be realized into revenue in the third quarter of 2012 and is associated with prepayments on purchase orders from certain customers.

Accrued payroll and related expenses decreased by $248,000, or 93%, to $18,000 at June 30, 2012 compared to a balance of $266,000 at December 31, 2011. The decrease was primarily due to the reduction in our workforce by over 80% in June 2012 which resulted in a pay out of accrued vacation of approximately $143,000 and a decrease in other accrued payroll expenses.

Other accrued liabilities decreased by $174,000, or 34%, to $343,000 at June 30, 2012 compared to a balance of $517,000 at December 31, 2011.  The decrease was primarily due to a decrease in the accrued warranty balance as costs for warranty claims were greater than warranty accruals during the first six months of 2012.

Accrued interest payable increased by $40,000, or 3%, to $1,277,000 at June 30, 2012 compared to a balance of $1,237,000 at December 31, 2011. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

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

Under the terms and subject to the conditions of the $6,600,000 Purchase Agreement, Lincoln Park will be obligated to purchase up to $6,600,000 in shares of common stock (subject to certain limitations) from time to time over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”), is declared effective by the SEC and a final and complete prospectus in connection therewith is filed. The Company may direct Lincoln Park, from time to time, at its sole discretion and subject to certain conditions, to purchase up to 200,000 shares of common stock, and in addition we may require additional purchases in accordance with the $6,600,000 Purchase Agreement. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. The Company’s sales of shares of common stock to Lincoln Park may be limited to the maximum number of shares of common stock under applicable rules of the NYSE MKT or we may be required to obtain stockholder approval under such rules. As consideration for its commitment to purchase shares of common stock pursuant to the $6,600,000 Purchase Agreement, the Company will issue to Lincoln Park up to 556,440 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $6,600,000  funding.

Pursuant to the $3,400,000 Purchase Agreement, Lincoln Park initially purchased shares of common stock for gross proceeds of $250,000 and, on May 11, 2012, purchased additional shares of common stock for gross proceeds of $34,000.  The Company has the right, from time to time, at its sole discretion and subject to certain conditions to direct Lincoln Park to purchase up to 200,000 shares of common stock, which amount may be increased in accordance with the $3,400,000 Purchase Agreement. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales without any fixed discount, and the Company will control the timing and amount of any sales of common stock to Lincoln Park. Additionally, the $3,400,000 Purchase Agreement limits the Company’s sales of common stock to Lincoln Park to (i) the maximum number of shares of common stock that the Company may issue without breaching its obligations under applicable rules of the NYSE MKT or obtaining stockholder approval under such rules, and (ii) the maximum number of shares of Common Stock that the Company may issue without exceeding the limitations set forth in General Instruction I.B.6. of Form S-3 and the interpretive guidance of the SEC applicable to these transactions.

As consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement, the Company issued to Lincoln Park 281,030 shares of common stock and agreed to issue up to 286,651 shares pro rata, when and if, Lincoln Park purchases at the Company’s discretion the $3,400,000 funding.

The $3,400,000 Purchase Agreement limits our sales of shares of common stock to Lincoln Park to the lesser of: (a) the maximum number of shares of our common stock that we may issue without breaching our obligations under applicable rules of the NYSE MKT or obtaining stockholder approval under such rules, and (b) the maximum number of shares of our common stock that we may issue without exceeding the limitations set forth in General Instruction I.B.6. of Form S-3 and the interpretive guidance of the SEC. All shares of Common Stock sold and to be sold to Lincoln Park under the $3,400,000 Purchase Agreement are and will be issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-176480), filed with the SEC in accordance with the provisions of the Securities Act and declared effective on August 30, 2011.

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

(2)
The denominator is based on 42,765,223 shares outstanding as of April 24, 2012, adjusted to include the 281,030 shares to be issued to Lincoln Park as commitment shares in connection with the offering and the number of shares set forth in the adjacent column which we would have sold to Lincoln Park and any related additional shares which we would have issued pro rata, but excluding the 556,440 commitment shares that may be issued to Lincoln Park in connection with the $6,600,000 Purchase Agreement. The numerator is based on the number of shares issuable under the $3,400,000 Purchase Agreement at the corresponding assumed purchase price set forth in the adjacent column. The number of shares in such column does not include shares that may be issued to Lincoln Park which are not registered in this offering.

(3)	Under the $3,400,000 Purchase Agreement, we may not sell and Lincoln Park may not purchase any shares in the event the purchase price of such shares is below $0.13.
(4)
Under the $3,400,000 Purchase Agreement, we may not sell and Lincoln Park may not purchase any shares at the Accelerated Purchase Price in the event the closing price of our common stock on the NYSE MKT is less than $0.20 on the purchase date.

(5)	The closing sale price of our shares on April 23, 2012.
(6)
If we seek to issue shares, including shares from other transactions but not included in the offering that may be aggregated with the transaction under the applicable rules of NYSE MKT, in excess of 8,500,000, or 19.99% of the total common stock outstanding as of the date of the $3,400,000 Purchase Agreement, we may be required to seek shareholder approval in order to be in compliance with the NYSE MKT rules.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At June 30, 2012, the Company had an accumulated deficit of approximately $155.1 million, working capital of approximately $3.4 million and shareholders’ equity of approximately $1.6 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our ongoing operations and anticipated growth will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2102, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering  opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of June 30, 2012, the Company had approximately $0.2 million in cash and cash equivalents currently and anticipates that its existing cash and anticipated receivables collections will be sufficient to meet its projected operating requirements through year end to continue operations and market trading.

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

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500 through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  In addition, as summarized in the liquidity discussion in our Management Discussion and Analysis of this Form 10-Q, we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund in April to issue up $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter. Access to funding under the facility is dependent upon our share price maintaining a floor price of at least $0.15 per share.  Our share price decreased below that threshold in May 2012 and until our share price increases above the threshold level, we cannot raise additional funds from the facility.

The Company continues to pursue other options to raise additional capital to fund its operations, including potential strategic partnerships; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over disclosure controls and procedures was effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The additional risk factors included below supplement and update the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There have been no other material changes from the risk factors as previously disclosed in such Annual Report on Form 10-K.

Our common stock is subject to delisting from the NYSE MKT

The NYSE MKT, where our common stock trades, has established standards for continued listing of a security on the NYSE MKT. On July 5, 2012, Enova Systems, Inc. (the "Company") received notice (the "July Notice") from the NYSE MKT (the "Exchange") indicating that the Company no longer complies with the Exchange's continued listing standards as set forth in Section 1003 of the NYSE MKT Company Guide (the "Company Guide"), and that its securities are, therefore, subject to being delisted from the Exchange.

     By a series of letters, the Exchange previously notified the Company that it was not in compliance with the following sections of the Company Guide: (a) Section 1003(a)(iii) insofar as the Company reported stockholders' equity of less than $6,000,000 and has incurred losses from continuing operations and/or net losses in five consecutive fiscal years; (b) Section 1003(a)(ii) insofar as the Company reported stockholders' equity of less than $4,000,000 and has incurred losses from continuing operations and/or net losses in three out of its four most recent fiscal years; and (c) Section 1003(f)(v) insofar as its Common Stock has been trading at a low price per share for a significant period of time.

      On May 17, 2012, pursuant to Section 1009 of the Company Guide, the Company submitted a plan of compliance (the "Plan") advising the Exchange of actions the Company would take to regain compliance with Section 1003(a)(iii) and 1003(a)(ii) of the Company Guide by October 15, 2013. The July Notice stated that the financial projections provided in connection with the Plan did not demonstrate an ability to regain compliance with the minimum requirements by October 15, 2013. The July Notice further stated that, on June 25, 2012, the Company notified the Exchange that the financial projections provided with the Plan were no longer accurate and did not provide the staff of the Exchange (the "Staff") with updated projections.

      On June 25, 2012, the Company filed a Form 8-K disclosing the resignation of Chief Executive Officer and Director Michael Staran, Chief Operating Officer John Mullins and Director Rich Davies, reinforcing the Staff's conclusion that the Company will be unable to regain compliance by October 15, 2013.

      Following a review of the above-described facts, the Staff advised the Company that the Exchange did not accept the proposed Plan and that the Company is therefore subject to delisting pursuant to Section 1009 of the Company Guide.

      In accordance with Sections 1203 and 1009(d) of the Company Guide, the Company exercised its right to appeal the determination of the Staff by requesting a hearing with the Listing Qualifications Panel. The Company was granted a hearing date in September 2012. There can be no assurance that the Company's request for continued listing will be granted or that, if granted, the Company will be able to continue to meet the minimum listing requirements. If our common stock were to be delisted from the NYSE MKT, it would materially adversely affect the price and liquidity of our common stock, and our ability to raise funds from the sale of equity in the future.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall

On April 24, 2012, we entered into the $3,400,000 Purchase Agreement with Lincoln Park pursuant to which we may issue to Lincoln Park from time to time over a 36-month period up to $3,400,000 worth of our common stock subject to certain limitations defined in the prospectus supplement and 567, 681 shares to be issued to Lincoln Park at no cost as a fee for its commitment to purchase such shares. In addition, on April 23, 2012, we entered into the $6,600,000 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park committed to purchase an additional $6,600,000 worth of our common stock, from time to time over a 36-month period commencing after the SEC has declared effective a registration statement for the resale of such shares that we must file with the SEC within 120 business days after the date of such agreement.

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

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $0.15 per share. Sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. As such, other than the Initial Purchase, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock offered pursuant to this prospectus supplement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us pursuant to either the $3,400,000 Purchase Agreement or the $6,600,000 Purchase Agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Raising additional funds by issuing securities, engaging in debt financings or through licensing arrangements may cause substantial dilution to existing stockholders, restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities as we did in 2011, April 2012 and May 2012, our existing stockholders’ ownership may be substantially diluted. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

   One group of our shareholders holds a large percentage of our outstanding common stock, and, should they choose to do so, may have significant influence over the outcome of corporate actions requiring stockholder approval.

Approximately 26.5% of our outstanding common stock is held by a group of 17 shareholders (the “Low-Beer Managed Accounts”) who invested in our December 2011 placement of 11,250,000 shares of common stock together with warrants to purchase up to 11,250,00 shares of common stock. The warrants are exercisable for a period of five years and exercisable at a price of $0.22 per share. The warrants further provide that if, for a twenty consecutive trading day period, the average of the closing price quoted on the NYSE MKT is greater than or equal to $0.44 per share, with at least an average of 10,000 shares traded per day, then, on the 10th calendar day following written notice from the Company, any outstanding warrants will be deemed automatically exercised pursuant to the cashless/net exercise provisions under the warrants. Accordingly, the Low-Beer Managed Accounts, should they choose to do so, may be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, and such group of investors could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of the Low-Beer Managed Accounts may differ from the interests of our other stockholders.

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

We may need to secure adequate funding to complete the development program for Omni Product Line and Green For Free (GFF).

Our current cash reserves may not be sufficient to fully fund GFF development and commence production of the Omni product line, and as a result, we may need additional funding to complete the development of these product initiatives and to fund operations generally. We may seek to enter potential strategic partnerships related to both GFF and Omni production to provide funding for continued development of the Omni platform, support of our commercialization operations with respect to GFF and support funding of general operations. However, there can be no assurance that such a strategic partnership would be completed or on terms that are favorable to us. If we are unable to reach agreement with a potential strategic partner or if a strategic partnership does not provide adequate funding, we may need to obtain additional funding to complete the development of GFF. Raising additional equity capital may be difficult due to our share price trading at near historical lows and the potential delisting of our common shares from the NYSE MKT. If we are unable to raise sufficient capital to fund our development programs and operations generally, we may be unable to proceed with the development of GFF and our business and financial condition may be adversely affected.

ITEM 2. Unregistered Sales of Equity and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
10.1	Purchase Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).
10.2	Purchase Agreement dated April 24, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).
10.3	Registration Rights Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).
101. XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith
** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

ENOVA SYSTEMS, INC. (Registrant)

By; /s/ John Micek
      John Micek, Chief Financial Officer