Form 10-Q
period 2012-09-30
ENOVA SYSTEMS INC
filed 2012-11-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2012

or

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

As of October 31, 2012, there were 44,520,197 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENOVA SYSTEMS, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$108,000	$3,096,000
Certificate of deposit, restricted	200,000	200,000
Accounts receivable, net	322,000	759,000
Inventories and supplies, net	2,860,000	4,036,000
Prepaid expenses and other current assets	148,000	242,000
Total current assets	3,638,000	8,333,000
Long term accounts receivable	73,000	79,000
Property and equipment, net	525,000	928,000
Total assets	$4,236,000	$9,340,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$233,000	$354,000
Deferred revenues	18,000	320,000
Accrued payroll and related expenses	103,000	266,000
Other accrued liabilities	405,000	517,000
Current portion of notes payable	63,000	62,000
Total current liabilities	822,000	1,519,000
Accrued interest payable	1,298,000	1,237,000
Notes payable, net of current portion	1,268,000	1,286,000
Total liabilities	3,388,000	4,042,000
Stockholders' equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2012 and December 31, 2011	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2012 and December 31, 2011	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 and 42,765,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	145,512,000	145,380,000
Additional paid-in capital	9,577,000	9,408,000
Accumulated deficit	(155,863,000)	(151,112,000)
Total stockholders' equity	848,000	5,298,000
Total liabilities and stockholders' equity	$4,236,000	$9,340,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Revenues	$152,000	$508,000	$1,055,000	$5,984,000
Cost of revenues	140,000	434,000	1,722,000	5,108,000
Gross income (loss)	12,000	74,000	(667,000)	876,000
Operating expenses
Research and development	1,000	528,000	805,000	1,532,000
Selling, general & administrative	731,000	1,172,000	3,129,000	4,034,000
Total operating expenses	732,000	1,700,000	3,934,000	5,566,000
Operating loss	(720,000)	(1,626,000)	(4,601,000)	(4,690,000)
Other income and (expense)
Interest and other income (expense)	(29,000)	(20,000)	(150,000)	(113,000)
Total other income and (expense)	(29,000)	(20,000)	(150,000)	(113,000)
Net loss	$(749,000)	$(1,646,000)	$(4,751,000)	$(4,803,000)
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.11)	$0.15
Weighted average number of common shares outstanding	44,520,000	31,515,000	43,757,000	31,503,000

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
Cash flows from operating activities:	2012	2011
Net loss	$(4,751,000)	$(4,803,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	197,000	53,000
Inventory reserve	945,000	281,000
Depreciation and amortization	351,000	373,000
Loss on asset disposal	-	49,000
Loss on asset impairment	68,000	-
Loss on litigation settlement	-	41,000
Stock option expense	169,000	282,000
(Increase) decrease in:
Accounts receivable	240,000	173,000
Inventory and supplies	231,000	(867,000)
Prepaid expenses and other current assets	94,000	175,000
Long term receivables	6,000	19,000
Increase (decrease) in:
Accounts payable	(121,000)	(1,448,000)
Deferred revenues	(302,000)	29,000
Accrued payroll and related expense	(163,000)	(387,000)
Other accrued liabilities	(112,000)	(1,250,000)
Accrued interest payable	61,000	61,000
Net cash used in operating activities	(3,087,000)	(7,219,000)

Cash flows from investing activities:
Purchases of property and equipment	(16,000)	(237,000)
Net cash used in investing activities	(16,000)	(237,000)

Cash flows from financing activities:
Payment on notes payable	(17,000)	(20,000)
Net proceeds from the exercise of stock options	-	23,000
Net proceeds from the issuance of common stock	132,000	-
Net cash provided by financing activities	115,000	3,000

Net decrease in cash and cash equivalents	(2,988,000)	(7,453,000)
Cash and cash equivalents, beginning of period	3,096,000	8,431,000
Cash and cash equivalents, end of period	$108,000	$978,000

Supplemental disclosure of cash flow information:
Interest paid	$4,000	$5,000
Assets acquired through financing arrangements	$-	$25,000

Supplemental disclosure of non cash investing and financing:
Shares issued for services	$62,000	$-

See accompanying notes to these financial statements.

ENOVA SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Company and its Business

Enova Systems, Inc., (“Enova”, “We” or “the Company”), a California corporation, was incorporated in July 1976, and trades on the OTCQB under the trading symbol “ENVS” and on the London Stock Exchange under the symbol “ENV” or “ENVS”.  The Company is a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three and nine months ended September 30, 2012 and 2011 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

Delisting from the NYSE MKT

On October 24, 2012, the Company received notification from the NYSE MKT (the "Exchange") stating that, because the Company was not in compliance with certain of the Exchange's continued listing standards, the Exchange intended to strike the common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the "SEC"). The Company previously disclosed in Current Reports on Form 8-K filed with the SEC on April 20, 2012, May 29, 2012, July 6, 2012, and October 24, 2012 the provisions of the Exchange's continued listing standards with which the Company was not in compliance. The Company requested a formal appeal of the Exchange's delisting determination, which hearing before the Committee on Securities has been scheduled on December 19, 2012.

Effective October 31, 2012, trading of the Company’s common shares ceased on the Exchange and, on the same date, trading of the Company’s shares commenced on the OTCQB Marketplace under the trading symbol "ENVS". The OTCQB is a market tier operated by the OTC Market Group Inc. for over-the-counter traded companies. The Company anticipates that the delisting will be completed once the Exchange files a Form 25-NSE Notification of Delisting with the SEC. The delisting and transition to the OTCQB does not change the Company's obligations to file periodic and other reports with the SEC under applicable federal securities laws.

The admission of the Company’s common stock for trading on London Stock Exchange's AIM market is unaffected by the NYSE MKT's determination.

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

         To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2012, the Company had an accumulated deficit of approximately $155.9 million, cash and cash equivalents of $108,000 and working capital of approximately $2.8 million and shareholders’ equity of approximately $0.8 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

        Our ongoing operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. To do so, we will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the launch of the Company’s product candidates or its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As previously reported, 80% of our workforce terminated their employment with the Company in June 2012. We continue to evaluate strategic opportunities to leverage our resources and assist with continuing operations.

We have accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500, through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  In addition, as summarized in Note 8-Stockholders’ Equity, to our financial statements contained in this Form 10-Q we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund in April 2012 to issue up $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter of 2012. Access to funding under the facility is dependent upon our share price maintaining a floor price of at least $0.15 per share.  Our share price decreased below that threshold in May 2012 and, until our share price increases above the threshold level, we cannot raise additional funds from the facility.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

    As of September 30, 2012, the Company had approximately $0.1 million in cash and cash equivalents currently and anticipates that its existing cash and anticipated receivables collections will be sufficient to meet its projected operating requirements through mid-December 2012 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three and nine months ended September 30, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2012	December 31, 2011
Raw Materials	$4,237,000	$4,431,000
Work In Progress	3,000	144,000
Finished Goods	587,000	644,000
Reserve for Obsolescence	(1,967,000)	(1,183,000)
Total	$2,860,000	$4,036,000

        Inventory write-offs were $161,000 and $203,000 for the nine months ended September 30, 2012 and 2011, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2012	December 31, 2011
Computers and software	$618,000	$618,000
Machinery and equipment	947,000	892,000
Furniture and office equipment	98,000	98,000
Demonstration vehicles and buses	675,000	774,000
Leasehold improvements	1,348,000	1,348,000
Construction in process	-	39,000
	3,686,000	3,769,000
Less accumulated depreciation and amortization	(3,161,000)	(2,841,000)
Total	$525,000	$928,000

    Depreciation and amortization expense was $351,000 and $373,000 for the nine months ended September 30, 2012 and 2011, respectively, and within those total expenses, the amortization of leasehold improvements was $196,000 for the nine months ended September 30, 2012 and 2011. Depreciation and amortization expense was $113,000 and $120,000 for the three months ended September 30, 2012 and 2011, respectively, and within those total expenses, the amortization of leasehold improvements was $65,000 for the three months ended September 30, 2012 and 2011.  In addition, the Company recorded an impairment loss of $0 and $68,000 for the three and nine months ended September 30, 2102 and a loss on disposal of fixed assets in the amount of $0 and $49,000 was recorded in the three and nine months ended September 30, 2011.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	September 30, 2012	December 31, 2011
Accrued inventory received	$15,000	$2,000
Accrued professional services	194,000	150,000
Accrued warranty	105,000	227,000
Other	91,000	138,000
Total	$405,000	$517,000

    Accrued warranty consisted of the following activities during the nine months ended September 30:

	2012	2011
Balance at beginning of quarter	$227,000	$510,000
Accruals for warranties issued during the period	94,000	392,000
Warranty claims	(216,000)	(610,000)
Balance at end of quarter	$105,000	$292,000

    Accrued warranty consisted of the following activities during the three months ended September 30:

	2012	2011
Balance at beginning of quarter	$140,000	$408,000
Accruals for warranties issued during the period	14,000	107,000
Warranty claims	(49,000)	(223,000)
Balance at end of quarter	$105,000	$292,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	September 30, 2012	December 31, 2011
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2012), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	12,000	18,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	9,000	12,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	14,000	18,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	18,000	22,000
	1,331,000	1,348,000
Less current portion of notes payable	(63,000)	(62,000)
Notes payable, net of current portion	$1,268,000	$1,286,000

As of September 30, 2012 and December 31, 2011, the balance of long term interest payable with respect to the Credit Managers Association of California note amounted to $1,267,000 and $1,209,000, respectively.  Interest expense on notes payable amounted to $65,000 and $66,000 during the nine months ended September 30, 2012 and 2011, respectively.  Interest expense on notes payable amounted to $22,000 and $22,000 during the three months ended September 30, 2012 and 2011, respectively.

7.	Revolving Credit Agreement

On June 30, 2010, the Company entered into a secured a revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit. The facility is for a period of 3 year and 6 months from July 1, 2010 to December 31, 2013.  The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.

On November 7, 2012, Sunshine Distribution LP initiated a drawdown from the irrevocable standby letter of credit in order to pay October rent and unpaid retro-active rent adjustments for the Company’s corporate headquarters in the amount of $72,735.  The financial institution redeemed part of the certificate of deposit in the same amount to fund the drawdown on the irrevocable standby letter of credit.

8.	Stockholders’ Equity

On April 23, 2012, the Company entered into a $6,600,000 purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of the Company’s common stock, and on April 24, 2012, the Company entered into another purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in shares of the Company’s common stock, subject to certain limitations. We received proceeds of $132,000, net of financing costs of $152,000, under the $3,400,000 Purchase Agreement and issued a total of 1,754,974 shares of common stock in the second quarter of 2012. As consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement, the Company issued to Lincoln Park 281,030 shares of common stock.  At September 30, 2012, the Company is not able to sell shares under this agreement due to the Company's quoted market share price.

During the three and nine months ended September 30, 2012 and 2011, the Company did not issue any shares of common stock to directors or employees as compensation. During the nine months ended September 30, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2012.

9.	Stock Options

Stock Option Program Description

As of September 30, 2012, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

 The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 2,091,000 shares were available for grant as of September 30, 2012. All stock options have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

As of September 30, 2012, the total compensation cost related to non-vested awards not yet recognized is $21,000. The weighted average period over which the future compensation cost is expected to be recognized is 12 months.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2011	2,529,000	$1.07	6.09	$—
Granted	270,000	$0.08	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(1,969,000)	$1.08	—	$—
Outstanding at September 30, 2012	830,000	$0.73	4.22	$10,000
Exercisable at September 30, 2012	568,000	$1.01	4.49	$1,000
Vested and expected to vest(2)	830,000	$0.73	5.80	$—

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

    The exercise prices of the options outstanding at September 30, 2012 ranged from $0.07 to $4.35. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2012 and 2011 were $0.05 and $0.79, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the nine months ended September 30, 2012 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2011	1,403,000	$0.26
Granted	270,000	$0.05
Vested	(892,000)	$0.19
Forfeited	(519,000)	$0.29
Unvested balance at September 30, 2012	262,000	$0.05

The fair values of all stock options granted during the nine months ended September 30, 2012 and 2011 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Expected life (in years)	1.5 - 6.5%	2.5 – 6.5
Average risk-free interest rate	1.66%	2.00%
Expected volatility	108 – 136%	107 - 132%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

10.	Concentrations

The Company's trade receivables are concentrated with few customers. The Company performs credit evaluations on its customers’ financial condition. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 56% and 36%, respectively, of gross accounts receivable at September 30, 2012, and two customers represented 62% and 37%, respectively, of gross accounts receivable at December 31, 2011.

The Company's revenues are concentrated with few customers.  For the three and nine months ended September 30, 2012, two customers represented 65% and 31% of gross revenues and two customers represented 66% and 21% of gross revenues, respectively.  For the three and nine months ended September 30, 2011, two customers represented 58% and 39% of gross revenues and four customers represented 55%, 17%, 10% and 10% of gross revenues, respectively.

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

On October 24, 2012, the Company received notification from the NYSE MKT (the "Exchange") stating that, because the Company was not in compliance with certain of the Exchange's continued listing standards, the Exchange intended to strike the common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the "SEC"). The Company previously disclosed in Current Reports on Form 8-K filed with the SEC on April 20, 2012, May 29, 2012, July 6, 2012, and October 24, 2012 the provisions of the Exchange's continued listing standards with which the Company was not in compliance. The Company requested an appeal of the Exchange's delisting determination, which hearing before the Committee on Securities has been scheduled on December 19, 2012.

Effective October 31, 2012, trading of the Company’s common shares ceased on the Exchange and, on the same date, trading of the Company’s shares commenced on the OTCQB Marketplace under the trading symbol "ENVS". The OTCQB is a market tier operated by the OTC Market Group Inc. for over-the-counter traded companies. The Company anticipates that the delisting will be completed once the Exchange files a Form 25-NSE Notification of Delisting with the SEC. The delisting and transition to the OTCQB does not change the Company's obligations to file periodic and other reports with the SEC under applicable federal securities laws.

The admission of the Company’s common stock for trading on London Stock Exchange's AIM market is unaffected by the NYSE MKT's determination.

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

Enova has incurred significant operating losses in the past. As of September 30, 2012, we had an accumulated deficit of approximately $155.9 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees have left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with continuing operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. Following reductions in the Company's expense base, the Company currently believes it has sufficient working capital in the short term through mid-December 2012 to continue operations and market trading.

Delisting from the NYSE MKT

On October 24, 2012, the Company received notification from the NYSE MKT (the "Exchange") stating that, because the Company was not in compliance with certain of the Exchange's continued listing standards, the Exchange intended to strike the common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the "SEC"). The Company previously disclosed in Current Reports on Form 8-K filed with the SEC on April 20, 2012, May 29, 2012, July 6, 2012, and October 24, 2012 the provisions of the Exchange's continued listing standards with which the Company was not in compliance. The Company requested an appeal of the Exchange's delisting determination, which hearing before the Committee on Securities has been scheduled on December 19, 2012.

Effective October 31, 2012, trading of the Company’s common shares ceased on the Exchange and, on the same date, trading of the Company’s shares commenced on the OTCQB Marketplace under the trading symbol "ENVS". The OTCQB is a market tier operated by the OTC Market Group Inc. for over-the-counter traded companies. The Company anticipates that the delisting will be completed once the Exchange files a Form 25-NSE Notification of Delisting with the SEC. The delisting and transition to the OTCQB does not change the Company's obligations to file periodic and other reports with the SEC under applicable federal securities laws.

The admission of the Company’s common stock for trading on London Stock Exchange's AIM market is unaffected by the NYSE MKT's determination.

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

CSR CORPORATION LIMITED (CSR) – Enova completed its initial contract with CSR to integrate our all electric drive system into its commercial bus applications. CSR is approved by the State-owned Assets Supervision and Administration Commission of the State Council and was co-founded by China South Locomotive and Rolling Stock Industry Group Corporation and Beijing Railway Industry Economic and Trade Company with a total equity capital of $7 billion USD. CSR was established in December 2007 with sixteen (16) fully funded holding companies and over 80,000 employees distributed in 10 provinces and cities around the country.

OPTARE PLC – Enova fulfilled an order in the second quarter of 2012 for eight 120kW systems for integration into Optare’s Solo and Versa Electric Bus models. Optare has chosen Enova as the production drive system supplier for its all electric buses. Optare designs, manufactures and sells single deck and double deck buses and mini coaches and operates in the UK, Continental Europe, and North America. In January 2012, Optare shareholders gave approval for Ashok Leyland and its associated companies to increase their holdings in Optare to 75.1% in order to re-finance its operations.   Ashok Leyland has annual turnover of approximately $2.5 billion and is a market leader in the medium and heavy commercial vehicle segment in India with a market share of about 25.7% in 2010/2011. Ashok is a market leader in the Indian bus market selling over 23,000 buses annually and including overseas plants, has current global capacity of over 150,000 buses and trucks.

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

We continue to receive recognition from both governmental and private industry with regards to commercial application of our all-electric and hybrid drive systems and fuel cell power management technologies. Although we believe that current negotiations with above named parties may result in additional production contracts during 2012 and beyond, there are no assurances that such additional agreements will be realized.

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

Revenue recognition — Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of September 30, 2012, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into in future periods.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 compared to Three and Nine Months Ended September 30, 2011

Third Quarter of Fiscal 2012 vs. Third Quarter of Fiscal 2011

	Three Months Ended September 30,			As a % of Revenues September 30,
	2012	2011	% Change	2012	2011
Revenues	$152,000	$508,000	-70%	100%	100%
Cost of revenues	140,000	434,000	-68%	92%	85%
Gross income (loss)	12,000	74,000	-84%	8%	15%
Operating expenses
Research and development	1,000	528,000	-99%	1%	104%
Selling, general & administrative	731,000	1,172,000	-38%	481%	231%
Total operating expenses	732,000	1,700,000	-57%	482%	335%
Operating loss	(720,000)	(1,626,000)	56%	-474%	-320%
Other income (expense)
Interest and other income (expense)	(29,000)	(20,000)	-45%	-19%	-4%
Total other income (expense)	(29,000)	(20,000)	-45%	-19%	-4%
Net loss	$(749,000)	$(1,646,000)	55%	-493%	-324%

First Nine Months of Fiscal 2012 vs. First Nine Months of Fiscal 2011

	Nine Months Ended September 30,		As a % of Revenues September 30,
	2012	2011	% Change	2012	2011
Revenues	$1,055,000	$5,984,000	-82%	100%	100%
Cost of revenues	1,722,000	5,108,000	-66%	163%	85%
Gross income (loss)	(667,000)	876,000	-176%	-63%	15%
Operating expenses
Research and development	805,000	1,532,000	-47%	76%	26%
Selling, general & administrative	3,129,000	4,034,000	-22%	297%	67%
Total operating expenses	3,934,000	5,566,000	-30%	373%	93%
Operating loss	(4,601,000)	(4,690,000)	-2%	-436%	-78%
Other income and (expense)
Interest and other income (expense)	(150,000)	(113,000)	33%	-14%	-2%
Total other income (expense)	(150,000)	(113,000)	33%	-14%	-2%
Net loss	$(4,751,000)	$(4,803,000)	-1%	-450%	-80%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the current year were negatively affected by continued uncertainty over battery performance and non-recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems. The decrease in revenue for the three and nine months ended September 30, 2012 compared to the same period in 2011 was mainly due to a decrease in deliveries to our core customer base in the United States.  Revenues in the first nine months of 2012 were mainly attributed to continued shipments to First Auto Works in China and the Optare Group in the U.K.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen indications from our customers to support future production growth, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three and nine months ended September 30, 2012 decreased primarily due to the decrease in revenue for the three and nine months ended September 30, 2012 compared to the same period in the prior year. We recorded a charge of approximately $945,000 during the first nine months of 2012 increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Profit. The decrease in gross profit for the three and nine months ended September 30, 2012 compared to the same period in the prior year is primarily attributable to the decrease in revenues and the recording of an increase in the inventory obsolescence reserve in the first nine months of 2012.

Research and Development (“R&D”). R&D costs decreased for the three and nine months ended September 30, 2012 compared to the same periods in the prior year as we reduced engineering staff in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and nine months ended September 30, 2012 compared to the same period in the prior year is attributable the Company’s implementation of staff reductions, the termination of employment with the Company by approximately 80% of the Company’s workforce and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) increased in the nine months ended September 30, 2012 compared to the same period in the prior year primarily due to $68,000 of fixed asset impairment charge recorded in the second quarter of 2012.

Net Loss. The decrease in the net loss for the three and nine months ended September 30, 2012 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the nine months ended September 30, 2012 were financed by product sales, equity financing, as well as from working capital reserves.

On June 30, 2010, the Company entered into a secured a revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit.  The facility is for a period of 3 years and 6 months from July 1, 2010 to December 31, 2013.  The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.  On November 7, 2012, Sunshine Distribution LP drew down on the letter of credit in the amount of $72,735 in order to pay for October rent and a remaining payable for a retroactive rent increase.  The financial institution redeemed part of the certificate of deposit in the same amount to fund the drawdown on the irrevocable standby letter of credit.

Net cash used in operating activities was $3,087,000 for the nine months ended September 30, 2012, a decrease of $4,132,000 compared to $7,219,000 for the nine months ended September 30, 2011. Operating cash used in the first nine months of 2012 decreased compared to the prior year period due mainly to decreases in our sales volume in 2012 and the use of our existing cash resources to fund our current operations.  Non-cash items include expense for stock-based compensation, depreciation and amortization, issuance of common stock for employee services and other losses. These non-cash items increased by $650,000 for the nine months ended September 30, 2012 as compared to the same period in the prior year primarily due to larger increase in the inventory reserve and reserve for doubtful accounts.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of September 30, 2012, the Company had $108,000 of cash and cash equivalents compared to $3,096,000 as of December 31, 2011.

Net cash used in investing activities for capital expenditures was $16,000 for the nine months ended September 30, 2012 compared to $237,000 for the nine months ended September 30, 2011. The decrease was primarily attributable to a decrease in acquisitions of test vehicles and equipment in the first nine months of 2012.

Net cash provided by financing activities was $115,000 for the nine months ended September 30, 2012, compared to net cash provided by financing activities of $3,000 for the nine months ended September 30, 2011. The increase was primarily attributable to proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable decreased by $437,000, or 58%, to $322,000 at September 30, 2012 compared to a balance of $759,000 at December 31, 2011. The decrease in the receivable balance was primarily due to collections of receivables due and an increase in the Reserve for Doubtful Accounts due to financial instability at a major customer, Smith Electric Vehicles.  As of September 30, 2012 and December 31, 2011, the Company maintained a reserve for doubtful accounts receivable of $214,000 and $18,000, respectively.

Net inventory and supplies decreased by $1,176,000, or 29%, to $2,860,000 at September 30, 2012 compared to a balance of $4,036,000 at December 31, 2011.  The decrease resulted from net inventory activity including receipts totaling $544,000, consumption of $775,000 and an inventory reserve charge of $945,000.

Prepaid expenses and other current assets decreased by $94,000, or 39%, to $148,000 at September 30, 2012 compared to a balance of $242,000 at December 31, 2011. The decrease was primarily due to a decrease in prepaid rent and other expenses as the Company reduced expenditures to conserve cash in the third quarter of 2012.

Long term accounts receivable decreased by $6,000, or 8%, to $73,000 at September 30, 2012 compared to a balance of $79,000 at December 31, 2011. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of this receivable.

 Property and equipment, net of depreciation, decreased by $403,000, or 43%, to $525,000 at September 30, 2012 compared to a balance of $928,000 at December 31, 2011.  The decrease is primarily due to depreciation expense of $351,000 and an asset impairment charge of $68,000, which was partially offset by additions to fixed assets totaling $16,000 in the first nine months of 2012.

Accounts payable decreased by $121,000, or 34%, to $233,000 at September 30, 2012 compared to a balance of $354,000 at December 31, 2011. The decrease was primarily due to decreases in inventory purchases made in 2012 as sales activity decreased.

Deferred revenues decreased by $302,000, or 94%, to $18,000 at September 30, 2012 compared to a balance of $320,000 at December 31, 2011 as revenue was recognized in the second and third quarter of 2012 associated with prepayments on purchase orders from certain customers.

Accrued payroll and related expenses decreased by $163,000, or 61%, to $103,000 at September 30, 2012 compared to a balance of $266,000 at December 31, 2011. The decrease was primarily due to the reduction in our workforce by over 80% in June 2012 which resulted in a pay out of accrued vacation of approximately $143,000 in the second quarter.

Other accrued liabilities decreased by $112,000, or 22%, to $405,000 at September 30, 2012 compared to a balance of $517,000 at December 31, 2011.  The decrease was primarily due to a decrease in the accrued warranty balance as costs for warranty claims were greater than warranty accruals during the first nine months of 2012.

Accrued interest payable increased by $61,000, or 5%, to $1,298,000 at September 30, 2012 compared to a balance of $1,237,000 at December 31, 2011. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,267,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2012, the Company had an accumulated deficit of approximately $155.8 million, working capital of approximately $2.8 million and shareholders’ equity of approximately $0.9 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our ongoing operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2102, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or potentially eliminate some or all of its development programs, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the launch of the Company’s its ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of September 30, 2012, the Company had approximately $0.1 million in cash and cash equivalents and we anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through mid-December 2012 to continue operations and market trading.

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500 through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  Additionally, we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund in April to issue up $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter. Access to funding under the facility is dependent upon our share price maintaining a floor price of at least $0.15 per share.  Our share price decreased below that threshold in May 2012 and until our share price increases above the threshold level, we cannot raise additional funds from the facility.

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

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over disclosure controls and procedures was effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

As reported in our Form 10-K for the fiscal year 2011, six of the eight counts in the litigation between Enova and Arens Controls Company, L.L.C. were settled. The two counts that were not settled remain outstanding.  There have been no material developments with respect thereto during the period covered by this report.  We intend to continue to contest the remaining unresolved counts.

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

    Our common stock has been delisted from the NYSE MKT

On October 24, 2012, the Company received notification from the NYSE MKT (the "Exchange") stating that, because the Company was not in compliance with certain of the Exchange's continued listing standards, the Exchange intended to strike the common stock of the Company from the Exchange by filing a delisting application with the Securities and Exchange Commission (the "SEC"). The Company previously disclosed in Current Reports on Form 8-K filed with the SEC on April 20, 2012, May 29, 2012, July 6, 2012, and October 24, 2012 the provisions of the Exchange's continued listing standards with which the Company was not in compliance. The Company did not request an appeal of the Exchange's delisting determination.

Effective October 31, 2012, the Company’s common shares were delisted from the Exchange and, on the same date, trading of the Company’s shares commenced on the OTCQB Marketplace under the trading symbol "ENVS". The OTCQB is a market tier operated by the OTC Market Group Inc. for over-the-counter traded companies. The Company anticipates that the delisting will be completed once the Exchange files a Form 25-NSE Notification of Delisting with the SEC. The delisting and transition to the OTCQB does not change the Company's obligations to file periodic and other reports with the SEC under applicable federal securities laws.

As a result of the delisting of our common stock from the NYSE MKT, we believe that the price and liquidity of our common stock, and our ability to raise funds from the sale of equity in the future, will be materially affected.

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

Approximately 25.4% of our outstanding common stock is held by a group of 17 shareholders (the “Low-Beer Managed Accounts”) who invested in our December 2011 placement of 11,250,000 shares of common stock together with warrants to purchase up to 11,250,00 shares of common stock. The warrants are exercisable for a period of five years and exercisable at a price of $0.22 per share. The warrants further provide that if, for a twenty consecutive trading day period, the average of the closing price quoted on the OTCQB market is greater than or equal to $0.44 per share, with at least an average of 10,000 shares traded per day, then, on the 10th calendar day following written notice from the Company, any outstanding warrants will be deemed automatically exercised pursuant to the cashless/net exercise provisions under the warrants. Accordingly, the Low-Beer Managed Accounts, should they choose to do so, may be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, and such group of investors could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of the Low-Beer Managed Accounts may differ from the interests of our other stockholders.

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

    We will need to secure adequate funding to complete the development program for Omni Product Line and Green For Free (GFF).

Our current cash reserves are not sufficient to fully fund GFF development and commence production of the Omni product line, and as a result, we will need additional funding to complete the development of these product initiatives and to fund operations generally. We may seek to enter potential strategic partnerships related to both GFF and Omni production to provide funding for continued development of the Omni platform, support of our commercialization operations with respect to GFF and support funding of general operations. However, there can be no assurance that such a strategic partnership would be completed or on terms that are favorable to us. If we are unable to reach agreement with a potential strategic partner or if a strategic partnership does not provide adequate funding, we may need to obtain additional funding to complete the development of GFF. Raising additional equity capital may be difficult due to our share price trading at near historical lows and the delisting of our stock. If we are unable to raise sufficient capital to fund our development programs and operations generally, we may be unable to proceed with the development of GFF and our business and financial condition may be adversely affected.

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

* Filed herewith
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2012

ENOVA SYSTEMS, INC. (Registrant)

By:  /s/ John Micek
       John Micek, Chief Executive Officer and Chief Financial Officer