Form 10-K
period 2012-12-31
ENOVA SYSTEMS INC
filed 2013-04-16
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________

Commission file no. 1-33001

ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3056150
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2945 Columbia Street, Torrance, California 90503
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(310) 527-2800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	None.

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes [   ]  No [X]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [   ] No [X]

As of June 30, 2012, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $1,651,000 (based upon the closing price for shares of the Registrant’s common stock as reported by The NYSE Amex). As of February 28, 2013, there were 44,520,197 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ENOVA SYSTEMS, INC.

2012 FORM 10-K ANNUAL REPORT

-i-

PART I
ITEM 1. BUSINESS

General

In July 2000, we changed our name to Enova Systems, Inc. (“Enova” or “the Company”). Our company, previously known as U.S. Electricar, Inc., a California corporation, was incorporated on July 30, 1976.

THE FOLLOWING BUSINESS DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-K IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.5 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. ('ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING OR COLLECTION OF RECEIVABLES, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL INDIVIDUAL IN THE FINANCE DEPARTMENT.

Enova believes it has been a leader in the development, design and production of proprietary, power train systems and related components for electric and hybrid electric buses and medium and heavy duty commercial vehicles. Electric drive systems are comprised of an electric motor, electronics control unit and a gear unit which power a vehicle. Hybrid electric systems, which are similar to pure electric drive systems, contain an internal combustion engine in addition to the electric motor, and may eliminate external recharging of the battery system. A hydrogen fuel cell based system is similar to a hybrid system, except that instead of an internal combustion engine, a fuel cell is utilized as the power source. A fuel cell is a system which combines hydrogen and oxygen in a chemical process to produce electricity.

A fundamental element of Enova’s strategy has been to develop and produce advanced proprietary software and hardware for applications in these alternative power markets. Our focus has been on powertrain systems including digital power conversion, power management and system integration, focusing chiefly on vehicle power generation.

Specifically, we have developed, designed and produce drive systems and related components for electric, hybrid electric and fuel cell powered vehicles in both the new and retrofit markets. We also perform internal research and development (“R&D”) and funded third party R&D to augment our product development and support our customers.

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

Enova’s primary market focus has been centered on aligning ourselves with key customers and integrating with original equipment manufacturers (“OEMs”) in our target markets. We believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time and expense. Provided we generate necessary resources, we will continue to work refining both our market strategy and our product line to maintain our edge in power management and conversion systems for vehicle applications.

Our website, www.enovasystems.com, contains up-to-date information on our company, our products, programs and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.

During 2012, we continued to produce electric and hybrid electric drive systems and components for First Auto Works of China (“FAW”), Smith Electric Vehicles (“Smith”), Optare Bus (“Optare”) and the US Military as well as other domestic and international vehicle and bus manufacturers. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.

In 2012, the Company delivered a total of 58 full systems units of Enova drive systems to its customers.

For the year ended December 31, 2012, the following customers each accounted for more than ten percent (10%) of our total revenues:
Customer	Percent
First Auto Works Group Corporation	63%
Optare Group Ltd.	20%

Please refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below and our financial statements in Item 8 below for further analysis of our results.

Climate Change Initiatives and Environmental Legislation

Because vehicles powered by internal combustion engines cause pollution (greenhouse gasses), there has been significant public pressure in throughout the world to reduce these emissions. Thus, the US (federal and state levels) and countries in Europe and Asia have enacted legislation to promote the use of zero or low emission vehicles. We believe legislation requiring or promoting zero or low emission vehicles is necessary to create a significant market for both hybrid electric (“HEV”) and electric vehicles (“EV”).

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

Strategic Alliances, Partnering and Technology Developments

Our strategy is to adapt ourselves to the ever-changing environment of alternative fuel markets for mobile applications. Originally focusing on pure electric drive systems, we have the potential to be positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications.

We continue to seek and establish alliances with major players in the automotive and fuel cell fields. In 2012, Enova continued marketing efforts to world markets. We believe the medium and heavy-duty hybrid market’s best chances of significant growth lie in identifying and pooling the largest possible numbers of early adopters in high-volume applications. We seek to utilize our competitive advantages, including customer alliances, to gain greater market share. By aligning ourselves with key customers in our target market(s), we believe that the alliance will result in the latest technology being implemented and customer requirements being met, with a minimal level of additional time or expense.

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

•
Optare plc (“Optare”) – Enova received a second contract in 2012 as a production drive system supplier for their all electric buses. Optare designs, manufactures and sells single deck and double deck buses and mini coaches. Its buses operate in the UK, Continental Europe, and North America.

Through the first half of 2012, we continued the development of our next generation Omni-series 200kVA-capable power inverter for hybrid-electric and all-electric vehicles power management and drive system component. The inverter has undergone a series of rigorous tests, based on specifications from FCCC, Navistar, Ford and Enova’s own internal requirements. We are also progressed in the design of a next generation on-board 10kW charger, which is designed to be compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. Our various electric and hybrid-electric drive systems, power management and power conversion systems continue to be used in applications including Class 3-6 trucks, transit buses and heavy industrial vehicles.

Research and development programs included our advanced power management systems for fuel cells and upgrades and improvements to our current power conversion and management components. We also continued evaluation of new technologies for electric motors, gear drive units and peripheral mechanical components to improve product performance and manufacturing efficiency. Provided we can obtain additional resources, we intend to continue to research and develop new technologies and products, both internally and in conjunction with our alliance partners and other manufacturers.

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

Research and Development

Enova’s strategy has been one of continual enhancement of its current product line and development of more efficient and reliable products for alternative energy sectors. Subject to available resources, management believes R&D must be continued in order to be remain competitive, minimize production costs and meet customer specifications. We seek to provide internal funding where technology development is critical to our future.

For the years ended December 31, 2012, and 2011, we spent $805,000 and $2,039,000, respectively, on internal research and development activities. In June 2012, our engineering staff was eliminated due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter.

Intellectual Property

Enova is evaluating technology protection on its Omni Drive System that may be pursued. The Omni system contains many areas where Enova will have unique advantages in comparison to existing technologies and the company intends to fully protect these areas. This process involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova. Additionally, the laws of certain countries in which our products are or may be developed, manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Employees

As of December 31, 2012, we had a total of 2 full-time employees.  We also employ one individual as an independent contractor engaged on a monthly basis.

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

We may be forced into bankruptcy if we cannot reach a settlement with our two major creditors

Enova owes in excess of $4.5 million in aggregate to its two principal creditors, Arens Controls Company, L.L.C.  (“Arens”) and the Credit Managers Association.  Without immediate additional financing or collection of receivables, the company will need to cease operations.  The Company currently has no visibility as to either additional financing or the collection of receivables.  Specifically, without a mutually acceptable settlement of the Arens Judgment arising out of Arens Controls Company, L.L.C. v. Enova Systems, Inc., Case No. 13-1102 (7th Circuit) in the amount of $2,014,169, the company does not currently believe it has any alternative other than to cease operations.

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

Approximately 22% of our outstanding common stock is held by a group of 17 shareholders (the “Low-Beer Managed Accounts”) who invested in our December 2011 placement of 11,250,000 shares of common stock together with warrants to purchase up to 11,250,000 shares of common stock. The warrants are exercisable for a period of five years and exercisable at a price of $0.22 per share. The warrants further provide that if, for a twenty consecutive trading day period, the average of the closing price quoted on the OTCQB market is greater than or equal to $0.44 per share, with at least an average of 10,000 shares traded per day, then, on the 10th calendar day following written notice from the Company, any outstanding warrants will be deemed automatically exercised pursuant to the cashless/net exercise provisions under the warrants. Accordingly, the Low-Beer Managed Accounts, should they choose to do so, may be able to significantly influence the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction, and such group of investors could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The interests of the Low-Beer Managed Accounts may differ from the interests of our other stockholders.

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

We have experienced significant operating losses since our inception. Our net loss was $8,235,000 for the year ended December 31, 2012 and our accumulated deficit was $159,347,000 as of December 31, 2012. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop and market our products at higher margins. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are dependent on access to capital markets in order to fund continued operations of the Company.

We do not currently have adequate internal liquidity to fund the Company’s operations on an ongoing basis. We will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, and without substantial reductions in development programs and strategic initiatives, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following December 31, 2012.

Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer

Our revenue is dependent on significant orders from a limited number of customers. In the fiscal year ended December 31, 2012, our two largest customers comprised 83% of revenues. We believe that revenues from major customers will continue to represent a significant portion of our revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2012, the two highest outstanding accounts receivable balances totaled approximately $560,000 which represents 100% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

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

We are highly dependent on a few key personnel and will need to retain and attract such personnel in a labor competitive market

Our ability to continue in business is dependent on the performance of key management and technical personnel, the loss of whom could severely affect our business. Additionally, in order to successfully implement any future growth, we will be dependent on our ability to generate resources necessary to hire qualified personnel. There can be no assurance that we will be able to retain or hire necessary personnel. We do not maintain key man life insurance on any of our key personnel. We believe that our future success will depend in part upon our ability to attract, retain, and motivate highly skilled personnel in an increasingly competitive market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at a manufacturing and warehouse facility at 2945 Columbia Street, Torrance, California which we are sub-leasing on a month-to-month basis.  The lease on our former corporate offices ended on January 31, 2013.

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

The Company reported in a 8-K filed January 20, 2011 that we entered into a Partial Settlement Agreement, as amended on January 14, 2011, with Arens Controls Company, L.L.C. (“Arens”) to resolve certain claims made by Arens in connection with its action captioned Arens Controls Company, L.L.C. v. Enova Systems, Inc., filed in 2008 with the Northern District of Illinois of the U.S. District Court (the “Legal Action”). In the Legal Action, Arens asserted eight counts against Enova, including certain claims regarding inventory asserted by Arens to be valued at $1,671,000 (the “Inventory Claim”), a claim for payment under certain invoices, and claims for certain other monetary obligations of Enova to Arens.

Under the terms of the Settlement Agreement, we paid $327,000 directly to Arens and Arens dismissed with prejudice all but two of the counts under the Legal Action. Additionally, under the Settlement Agreement (as amended), on January 14, 2011, we acquired the inventory that was the subject of the Inventory Claim (the “Inventory”) for payment of $1,498,000, net of an agreed upon reduction of $173,000 for the acquisition price of such Inventory. In return, Arens was deemed to have released us from any further liability on the Inventory Claim.  However, per the terms of the Settlement Agreement (as amended), Arens preserved it claims under two of the counts in the Legal Action.

    The two remaining counts concerned i) anticipatory breach of contract by Enova for certain purchase orders that resulted in lost profit  to Arens and ii) reimbursement for engineering and capital equipment costs incurred by Arens  exclusively for the fulfillment of certain purchase orders received from Enova.  On December 12, 2012, a judgment was entered under the two remaining counts by the United States District Court Northern District of Illinois in favor of Arens Controls Company, L.L.C. in the amount of $2,014,169.  The Company filed an appeal of the judgment in the 7th Circuit Court of Appeals on January 15, 2013. The Company believes the court committed errors leading to the verdict and judgment.  However, there can be no assurance that the appeal will be successful, a negotiated settlement can be attained, or that Arens will enforce its claim in the state of California and thereby cause the Company to go into bankruptcy.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock now trade on the OTCQB Exchange under the trading symbols of “ENVA” and on the London Stock Exchange AIM Market under the symbol “ENVS.L” or “ENV.L”. Our common stock was listed on the NYSE Amex up until we were delisted effective October 31, 2012.  The following table sets forth the high and low sales closing prices of our Common Stock as reflected on the NYSE Amex and OTCBB.

	Common Stock
	High Price	Low Price
Calendar 2012
Fourth Quarter	$0.12	$0.01
Third Quarter	$0.14	$0.04
Second Quarter	$0.38	$0.03
First Quarter	$0.55	$0.17

Calendar 2011
Fourth Quarter	$0.39	$0.15
Third Quarter	$0.87	$0.40
Second Quarter	$1.40	$0.82
First Quarter	$1.49	$0.86

As of February 28, 2013, there were approximately 1,000 holders of record of our Common Stock. As of February 28, 2013, approximately 100 shareholders held our Series A Preferred Stock and approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series A or B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series A or B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series A and B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2012, Enova had an accumulated deficit of approximately $159,347,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of net profits, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2012, 2011 and 2010. The statement of operations data and balance sheet data for and as of the years ended December 31, 2012, 2011, and 2010 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	For and as of the Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data
Net revenues	$1,103	$6,622	$8,572
Cost of revenues	2,407	6,364	7,159
Gross profit (loss)	(1,304)	258	1,413
Operating expenses
Research and development	805	2,039	1,838
Selling, general and administrative	3,915	5,075	6,558
Total operating expenses	4,720	7,114	8,396
Other income and (expense)
Loss on litigation	(2,014)	(41)	(328)
Interest and other income (expense), net	(197)	(87)	(109)
Total other income and (expense)	(2,211)	(128)	(437)
Net loss	$(8,235)	$(6,984)	$(7,420)
Per common share:
Basic and diluted loss per share	$(0.19)	$(0.22)	$(0.24)
Weighted average number of common shares outstanding	43,952	31,537	31,422
Balance Sheet Data
Total assets	$3,055	$9,340	$17,690
Long-term debt	$1,262	$1,286	$1,286
Shareholders’ equity (deficit)	$(2,634)	$5,298	$10,646

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2012 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements involving risks and uncertainties.

Overview

Enova Systems has been a leading innovator of proprietary hybrid and electric drive systems propelling the alternative energy industry. Our core competencies are focused on the development and commercialization of power management and conversion systems for mobile applications. Enova applies unique ‘enabling technologies’ in the areas of alternative energy propulsion systems for medium and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems. Our products can be found in a variety of OEM vehicles including those from Freightliner Customer Chassis Corporation, Navistar Corporation, First Auto Works, trucks and buses for Smith Electric Vehicles, Wright Bus, Optare Plc. and the U.S. Military, as well as digital power systems for EDO and other major manufacturers.

Some notable highlights of Enova’s accomplishments in 2012, as noted earlier are:

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

•	The Company delivered a total of 58 full systems to its customers, including 50 pre-transmission hybrid drive systems to FAW for their Jiefang 112 passenger hybrid bus during the year.

Enova’s product focus has been on digital power management and power conversion systems. Its software and hardware manage and control the power that drives a vehicle, converting the power into the appropriate forms required by the vehicle or device and manage the flow of this energy to optimize efficiency and provide protection for both the system and its users. Our products and systems are the enabling technologies for power systems.

The latest state-of-the-art technologies in hybrid and electric vehicles and fuel cell systems all require some type of power management and conversion mechanism. Enova Systems supplies these essential components. Enova drive systems are ‘fuel-neutral,’ meaning that they have the ability to utilize any type of fuel, including diesel, liquid natural gas or bio-diesel fuels. Enova has performed significant research and development to augment and support others’ and our internal product development efforts.

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

Critical Accounting Policies

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, stock-based compensation, warranty obligations, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the hybrid and electric vehicle markets, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. We believe the following critical accounting policies necessitated that significant judgments and estimates be used in the preparation of its financial statements. We have reviewed these policies with our Audit Committee.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies did not or are not expected to have a material impact on the Company’s financial positions, results of operations and cash flows.

Results of Operations

Years Ended December 31, 2012 and 2011

Net Revenues. Net revenues were $1,103,000 for the year ended December 31, 2012, representing a decrease of $5,519,000 or 83% from net revenues of $6,622,000 during the same period in 2011. Revenues in the current year were negatively affected by uncertainty over battery performance and non-recoverable engineering costs associated with battery development and subsequent to our restructuring in June 2012, our reduced capacity to pursue new business.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems. The decrease in revenue for the twelve months ended December 31, 2012 compared to the same period in 2011 was mainly due to a decrease in deliveries to our core customer base in the United States.  Revenues in 2012 were mainly attributed to shipments to First Auto Works in China and the Optare Group in the U.K in the first half of the year.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen indications from our customers to support future revenue, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues were $2,407,000 for the year ended December 31, 2012, compared to $6,364,000 for the year ended December 31, 2011, representing a decrease of $3,957,000, or 62%. Cost of revenues decreased in 2012 compared to the same period in the prior year primarily due to the decrease in revenue. We recorded a charge of approximately $1,436,000 during 2012 increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.  Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as warranty accruals and inventory valuation reserve amounts. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales. Our customers continue to require additional integration and support services to customize, integrate and evaluate our products. We believe that a portion of these costs are initial, one-time costs for these customers and anticipate similar costs to be incurred with respect to new customers. Typically we do not incur these same types of costs for customers who have been using our products for over one year.

Gross Margin. The gross margin for the year ended December 31, 2012 was negative 118.4% compared to a positive 3.9% in the prior year, a decrease of 122.3 percentage points. The decrease in gross margin is primarily attributable to lower production volumes and charges to increase the inventory reserve in 2012 associated with certain obsolete parts.

Research and Development Expenses. Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expenses during the year ended December 31, 2012 were $805,000 compared to $2,039,000 for the same period in 2011, a decrease of $1,234,000 or approximately 61%. R&D costs were lower in 2012 as we reduced engineering staff in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold from the second half of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of sales and marketing costs, including consulting fees and expenses for travel, promotional activities and personnel and related costs for the quality and field service functions and general corporate functions, including finance, strategic and business development, human resources, IT, accounting reserves and legal costs. Selling, general and administrative expenses decreased by $1,160,000, or 23%, during the year ended December 31, 2012 to $3,915,000 from $5,075,000 in the prior year, is attributable the Company’s implementation of staff reductions, the termination of employment with the Company by approximately 80% of the Company’s workforce and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Loss on Litigation. For the year ended December 31, 2012, loss on litigation was $2,014,000, an increase of $1,973,000 from an expense of $41,000 in 2011. The primary reason for the increase is due to our recording a charge of approximately $2 million in 2012 for a judgment entered in the litigation with Arens Controls, as detailed in Item 3 – Legal Proceedings of this Form 10-K.

Interest and Other Income (Expense). For the year ended December 31, 2012, interest and other expense was $197,000, an increase of $110,000 or 126%, from an expense of $87,000 in 2011. The primary reason for the increase is due to our recording a charge of approximately $2 million in 2012 for a judgment entered in the litigation with Arens Controls, as detailed in Item 3 – Legal Proceedings of this Form 10-K.

Liquidity and Capital Resources

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2012 were financed by product sales, working capital reserves and equity offerings in December 2011 and May 2012 that resulted in net proceeds of $1,245,000 and $132,000, respectively. As of December 31, 2012, the Company had $57,000 of cash and cash equivalents.

On June 30, 2010, the Company entered into a secured a revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution also renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California. During the fourth quarter of 2012, the irrevocable letter of credit was fully drawn down by Sunshine Distribution L.P. in order to pay rent on our corporate headquarters, and the certificate of deposit was fully utilized to fund draws on the secured facility.  Therefore, the facility was fully drawn and expired on December 31, 2012.

Net cash used in operating activities was $3,388,000 for the year ended December 31, 2012, a decrease of $2,914,000 compared to $6,302,000 for the year ended December 31, 2011. Operating cash used decreased in 2012 compared to the prior year period primarily due to decreases in our sales volume in 2012 and the use of our existing cash resources to fund our current operations. Non-cash items include expense for stock-based compensation, depreciation and amortization, inventory reserve and other losses. These non-cash items increased by $2,632,000 for the year ended December 31, 2012 as compared to the same period in the prior year primarily due to accrual of the Arens litigation judgment and an increase in the inventory reserve and reserve for doubtful accounts.  The increase in net loss was primarily due to an accrual of $2,017,000 for the Arens litigation judgment and inventory reserve and allowance for doubtful accounts charges of $1,436,000 and $296,000, respectively.   As of December 31, 2012, the Company had $57,000 of cash and cash equivalents compared to $3,096,000 as of December 31, 2011.

Net cash from investing activities was $237,000 for the year ended December 31, 2012, compared to net cash used of $275,000 for the year ended December 31, 2011. In 2012, a certificate of deposit investment of $200,000 was redeemed in order to fund drawdowns from an irrevocable letter of credit by Sunshine Distribution L.P. to pay rent on our corporate headquarters during the fourth quarter of 2012. In 2012 and 2011, investing expenditures for capital expenditures were expended mainly for the acquisition and integration of test vehicles and for test equipment utilized in R&D and production.

Net cash provided from financing activities totaled $112,000 for the year ended December 31, 2012, a decrease of $1,130,000 compared to $1,242,000 for the year ended December 31, 2011.   Financing activities in 2012 and 2011 were primarily attributable to private offerings of common stock.  In 2012, we received proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 11 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-K..  In 2011, we sold 11,250,000 shares of common stock at $0.15 per share to certain accredited investors, resulting in gross proceeds of $1,687,500 and net proceeds of $1,245,000 after costs related to the equity raise.

The Certificate of Deposit decreased to $0 as of December 31, 2012 from $200,000 as of December 31, 2011.  As explained above, the CD was used to secure the revolving credit facility in the amount of $200,000 with Union Bank which was fully drawn during the fourth quarter of 2012 to fund draw downs form the irrevocable letter of credit that were used to pay rent for our facility to Sunshine Distribution L.P.

 Accounts receivable decreased by $551,000, or 73%, to $208,000 as of December 31, 2012 from $759,000 as of December 31, 2011.  The decrease in the receivable balance was primarily due to collections of receivables and an increase in the Reserve for Doubtful Accounts.  As of December 31, 2012 and December 31, 2011, the Company maintained a reserve for doubtful accounts receivable of $313,000 and $18,000, respectively.

Inventory decreased by $1,833,000, or 45%, from $4,036,000 as of December 31, 2011 to $2,203,000 as of December 31, 2012.   The decrease resulted from net inventory activity including receipts totaling $545,000, consumption of $942,000 and an inventory reserve charge of $1,436,000.

Prepaid expenses and other current assets were $242,000 as of December 31, 2012 and 2011, respectively.

Long term accounts receivable decreased by $41,000, or 52%, to $38,000 as of December 31, 2012 compared to $79,000 at December 31, 2011. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable. The Company agreed to defer collection of accounts receivable as requested by a customer for the term of the Company’s warranty period. The Company has remedied all past and current warranty claims and anticipates full collection of the receivable.

Property and equipment decreased by $621,000 or approximately 67%, net of accumulated depreciation, to $307,000 as of December 31, 2012 from a balance of $928,000 as of December 31, 2011. The decrease is primarily due to depreciation expense of $466,000, an asset impairment charge of $90,000, proceeds from assets sales of $53,000 and a loss on asset sales of $28,000, which was partially offset by additions to fixed assets totaling $16,000 in 2012.

Accounts payable increased by $204,000, or approximately 58%, to $558,000 at December 31, 2012 from $354,000 at December 31, 2011. The increase was primarily due to unpaid legal and administrative costs and inventory purchases during 2012.

Deferred revenue decreased by $202,000, or approximately 63%, to $118,000 as of December 31, 2012 from $320,000 as of December 31, 2011. The balance at December 31, 2012 is anticipated to be realized into revenue in the first half of 2013, and is associated with prepayments on purchases orders from certain customers.

Accrued payroll and related expenses decreased by $168,000, or 63%, to $98,000 as of December 31, 2012 from $266,000 at December 31, 2011. The decrease was primarily due to the reduction in our workforce by over 80% in June 2012 which resulted in a pay out of accrued vacation of approximately $143,000 in the second quarter.

Accrued judgment As previously disclosed in Item 3. Legal Proceedings, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.

Other accrued liabilities decreased by $262,000, or 51%, to $255,000 at December 31, 2012 compared to a balance of $517,000 at December 31, 2011.  The decrease was primarily due to a decrease in the accrued warranty balance as costs for warranty claims were greater than warranty accruals during 2012 and a decrease in accruals for professional services in 2012.

Accrued interest increased by $81,000, or 7%, to $1,318,000 at December 31, 2012 from $1,237,000 at December 31, 2011. The majority of the increase is associated with the interest accrued on the $1.2 million note due the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At December 31, 2012, the Company had an accumulated deficit of approximately $159.3 million, working capital of approximately negative $0.4 million and shareholders’ equity deficit of approximately $2.6 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2102, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to delay or eliminate some or all of its product develop, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of December 31, 2012, the Company had approximately $57,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

We have also accessed the capital markets to obtain additional operating funds.  In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500 through an equity issuance to certain accredited investors, which was disclosed in our Form 10-K filed on March 29, 2012.  Additionally, we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund in April to issue up to $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter. Access to funding under the facility is dependent upon our shares being listed on a national exchange, and as our shares were delisted from the NYSE Amex exchange on October 31, 2012, the Company can no longer raise funds from the facility.

Judgment entered in Arens Controls Litigation

On December 12, 2012, a judgment was entered by the United States District Court Northern District of Illinois in favor of Arens Controls Company, L.L.C. in the amount of $2,014,169 regarding claims for two counts.  In 2008, Arens Controls Company, L.L.C. (“Arens”) filed claims against Enova with the United States District Court Northern District of Illinois.  A Partial Settlement Agreement, as amended on January 14, 2011, resolved certain claims made by Arens. However, the claims were preserved under two remaining counts concerning  i) anticipatory breach of contract by Enova for certain purchase orders that resulted in lost profit  to Arens and ii) reimbursement for engineering and capital equipment costs incurred by Arens exclusively for the fulfillment of certain purchase orders received from Enova.

The Company filed a notice of appeal in January 11, 2013. The Company believes the court committed errors leading to the verdict and judgment, and the Company is evaluating its options on appeal.   However, there can be no assurance that the appeal will be successful or a negotiated settlement can be attained or that Arens will assert its claim in the state of California, and thereby cause the Company to go into bankruptcy.

Off-Balance Sheet Arrangements

Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENOVA SYSTEMS, INC.

CONTENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Enova Systems, Inc.:

We have audited the accompanying balance sheets of Enova Systems, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for of the years then ended. Enova Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern.  As discussed in Note 1 to the financial statements, the Company’s significant recurring losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are disclosed are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DRAFT

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
April 16, 2013

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$57,000	$3,096,000
Certificate of deposit, restricted	-	200,000
Accounts receivable, net	208,000	759,000
Inventories and supplies, net	2,203,000	4,036,000
Prepaid expenses and other current assets	242,000	242,000
Total current assets	2,710,000	8,333,000
Long term accounts receivable	38,000	79,000
Property and equipment, net	307,000	928,000
Total assets	$3,055,000	$9,340,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$558,000	$354,000
Deferred revenues	118,000	320,000
Accrued payroll and related expenses	98,000	266,000
Accrued loss for litigation settlement	2,014,000
Other accrued liabilities	255,000	517,000
Current portion of notes payable	66,000	62,000
Total current liabilities	3,109,000	1,519,000
Accrued interest payable	1,318,000	1,237,000
Notes payable, net of current portion	1,262,000	1,286,000
Total liabilities	5,689,000	4,042,000
Stockholders' (deficit) equity:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2012 and December 31, 2011	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2012 and December 31, 2011	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 and 42,765,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	145,512,000	145,380,000
Additional paid-in capital	9,579,000	9,408,000
Accumulated deficit	(159,347,000)	(151,112,000)
Total stockholders' (deficit) equity	(2,634,000)	5,298,000
Total liabilities and stockholders' (deficit) equity	$3,055,000	$9,340,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2012	2011
Revenues	$1,103,000	$6,622,000
Cost of revenues	2,407,000	6,364,000
Gross (loss) income	(1,304,000)	258,000
Operating expenses
Research and development	805,000	2,039,000
Selling, general & administrative	3,915,000	5,075,000
Total operating expenses	4,720,000	7,114,000
Operating loss	(6,024,000)	(6,856,000)
Other income and (expense), net
Loss on litigation	(2,014,000)	(41,000)
Interest and other income (expense)	(197,000)	(87,000)
Total other income and (expense), net	(2,211,000)	(128,000)
Net loss	$(8,235,000)	$(6,984,000)
Basic and diluted loss per share	$(0.19)	$(0.22)
Weighted average number of common shares outstanding	43,952,000	31,537,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stock-holders’ Equity (Deficit)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2010	2,652,000	$530,000	546,000	$1,094,000	31,479,000	$144,110,000	$9,040,000	$(144,128,000)	$10,646,000

Issuance of common stock upon exercise of stock options					36,000	23,000			23,000
Issuance of common stock					11,250,000	1,245,000			1,245,000
Stock option expense							368,000		368,000
Issuance of common stock upon conversion of preferred stock	(10,000)	(2,000)			-	2,000			-
Net loss								(6,984,000)	(6,984,000)

Balance, December 31, 2011	2,642,000	$528,000	546,000	$1,094,000	42,765,000	$145,380,000	$9,408,000	$(151,112,000)	$5,298,000

Issuance of common stock for cash					1,755,000	$132,000			$132,000
Stock option expense							171,000		171,000
Net loss								(8,235,000)	(8,235,000)

Balance, December 31, 2012	2,642,000	$528,000	546,000	$1,094,000	44,520,000	$145,512,000	$9,579,000	$(159,347,000)	$(2,634,000)

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31
Cash flows used in operating activities:	2012	2011
Net loss	$(8,235,000)	$(6,984,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	296,000	71,000
Inventory reserve	1,436,000	845,000
Depreciation and amortization	466,000	495,000
Loss on asset disposal	28,000	49,000
Loss on asset impairment	90,000	-
Loss on litigation	2,014,000	41,000
Stock option expense	171,000	368,000
(Increase) decrease in:
Accounts receivable	255,000	2,020,000
Inventory and supplies	397,000	(426,000)
Prepaid expenses and other current assets	-	240,000
Long term accounts receivable	41,000	21,000
Increase (decrease) in:
Accounts payable	204,000	(1,493,000)
Deferred revenues	(202,000)	289,000
Accrued payroll and related expense	(168,000)	(656,000)
Other accrued liabilities	(262,000)	(1,263,000)
Accrued interest payable	81,000	81,000
Net cash used in operating activities	(3,388,000)	(6,302,000)

Cash flows from investing activities:
Sale of certificate of deposit, restricted	200,000	-
Proceeds from the sale of fixed assets	53,000	-
Purchases of property and equipment	(16,000)	(275,000)
Net cash provided by (used in) investing activities	237,000	(275,000)

Cash flows from financing activities:
Payment on notes payable	(20,000)	(26,000)
Net proceeds from the exercise of stock options	-	23,000
Net proceeds from the issuance of common stock	132,000	1,245,000
Net cash provided by financing activities	112,000	1,242,000

Net decrease in cash and cash equivalents	(3,039,000)	(5,335,000)
Cash and cash equivalents, beginning of period	3,096,000	8,431,000
Cash and cash equivalents, end of period	$57,000	$3,096,000

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$6,000
Non-cash investing and financing activities
Assets acquired through financing arrangements	$-	$25,000
Conversion of preferred stock series A to common stock	$-	$2,000

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

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations. Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have been funded through a combination of private and public equity offerings, and debt financing. During 2012, the Company’s growth and working capital needs have been funded primarily through a combination of product sales, existing cash reserves and equity financing. As of December 31, 2012, the Company had approximately $57,000 of cash and cash equivalents. At December 31, 2012, the Company had net working capital of negative $399,000 compared to $6.8 million at December 31, 2011, representing a decrease of approximately $7.2 million.

Management manages costs in line with estimated total revenue. However, there can be no assurance that anticipated revenue will be realized or that the Company will successfully implement its plans. Management implemented measures to conserve cash, including the reduction of over 80% of employee headcount in the second quarter of 2012, and stringent controls over inventory purchases and administrative expenses. The Company will continue to conserve available cash by closely scrutinizing expenditures and extensively utilizing current inventory for sales during 2013. The Company will need to raise additional capital to accomplish continue in business over the next year. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

Going Concern

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. At December 31, 2012, the Company had an accumulated deficit of approximately $159.3 million, working capital of approximately negative $399,000 and shareholders’ equity deficit of approximately $2.6 million. Over the past years, the Company has been funded through a combination of debt financing and private equity offerings. As of December 31, 2012, the Company had approximately $57,000 in cash and cash equivalents.

The Company expects that it will need to raise additional capital to pursue recovery of its business over the long term and is currently pursuing a variety of funding options. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, the Company may be required to cease its business operations.

In December 2011, we raised approximately $1,245,000, net of financing costs of $442,500, through an equity issuance to certain accredited investors. And in the second quarter of 2012, through the Lincoln Park facility, we were able to raise $132,000, net of financing costs of $152,000. See Note 11 – Stockholders’ Equity for further analysis of the equity issuance in 2012. The Company continues to pursue other options to raise additional capital fund continuing operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

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

Judgment entered in Arens Controls Litigation

On December 12, 2012, a judgment was entered by the United States District Court Northern District of Illinois in favor of Arens Controls Company, L.L.C. in the amount of $2,014,169 regarding claims for two counts concerning  i) anticipatory breach of contract by Enova for certain purchase orders that resulted in lost profit  to Arens and ii) reimbursement for engineering and capital equipment costs incurred by Arens exclusively for the fulfillment of certain purchase orders received from Enova.

The Company filed an appeal of the judgment in the 7th Circuit Court of Appeals on January 15, 2013. The Company believes the court committed errors leading to the verdict and judgment.  However, there can be no assurance that the appeal will be successful, a negotiated settlement can be attained, or that Arens will enforce its claim in the state of California and thereby cause the Company to go into bankruptcy.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of December 31, 2012 and 2011, the Company maintained a reserve of $313,000 and $18,000 for doubtful accounts receivable. There was bad debt expense recorded of $296,000 in 2012 and $71,000 in 2011, respectively.

Inventory

Inventories and supplies are comprised of materials used in the design and development of electric, hybrid electric, and fuel cell drive systems, and other power and ongoing management and control components for production and ongoing development contracts, finished goods and work-in-progress, and is stated at the lower of cost or market utilizing the first-in, first-out (FIFO) cost flow assumption. The Company maintains a perpetual inventory system and continuously records the quantity on-hand and standard cost for each product, including purchased components, subassemblies and finished goods. The Company maintains the integrity of perpetual inventory records through periodic physical counts of quantities on hand. Finished goods are reported as inventories until the point of transfer to the customer. Generally, title transfer is documented in the terms of sale.

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

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At December 31, 2012 and 2011, the Company had no financial assets or liabilities periodically re-measured at fair value.

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2012 and 2011.

The Company determines the fair value of the restricted stock awards utilizing the quoted market prices of the Company’s shares on the date they were granted.

Research and Development

Research development, and engineering costs are expensed in the period incurred. Costs of significantly altering existing technology are expensed as incurred.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences can result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the statements of operations.

Uncertainty in income taxes are recognized in the Company’s financial statements based on the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During 2012 and 2011, the Company did not recognize any liability for unrecognized income tax benefits.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options, warrants and preferred stock.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Fiscal Years Ended December 31,
	2012	2011
Options to purchase common stock	810,000	2,259,000
Warrants to purchase common stock	11,250,000	11,250.000
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	12,143,000	13,592,000

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies did not or are not expected to have a material impact on the Company’s financial positions, results of operations and cash flows.

3. Inventory

Inventories, consisting of materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2012	2011
Raw materials	$3,988,000	$4,431,000
Work-in-process	2,000	144,000
Finished goods	587,000	644,000
Reserve for obsolescence	(2,374,000)	(1,183,000)
	$2,203,000	$4,036,000

Inventory reserve charged to operations amounted to $1,436,000 and $845,000 during 2012 and 2011, respectively. Inventory valuation adjustments and other inventory write-offs in 2012 and 2011 amounted to $245,000 and $291,000, respectively.

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2012	2011
Computers and software	$580,000	$618,000
Machinery and equipment	535,000	892,000
Furniture and office equipment	87,000	98,000
Demonstration vehicles and buses	675,000	774,000
Leasehold improvements	1,327,000	1,348,000
Construction in progress	-	39,000
	3,204,000	3,769,000
Less accumulated depreciation and amortization	(2,897,000)	(2,841,000)
Total	$307,000	$928,000

Fixed assets totaling $482,000 and $187,000 were retired or disposed of in the years ended December 31, 2012 and 2011, respectively. Depreciation and amortization expense was $466,000 and $495,000 for the years ended December 31, 2012 and 2011, respectively, which included amortization expense of leasehold improvements of $262,000 for the years ended December 31, 2012 and 2011, respectively.

5. Litigation judgment

On December 12, 2012, a judgment was entered by the United States District Court Northern District of Illinois in favor of Arens Controls Company, L.L.C. in the amount of $2,014,169 regarding claims for two counts.  In 2008, Arens Controls Company, L.L.C. (“Arens”) filed claims against Enova with the United States District Court Northern District of Illinois.  A Partial Settlement Agreement, as amended on January 14, 2011, resolved certain claims made by Arens. However, the claims were preserved under two remaining counts concerning  i) anticipatory breach of contract by Enova for certain purchase orders that resulted in lost profit  to Arens and ii) reimbursement for engineering and capital equipment costs incurred by Arens exclusively for the fulfillment of certain purchase orders received from Enova.

The Company filed an appeal of the judgment in the 7th Circuit Court of Appeals on January 15, 2013. The Company believes the court committed errors leading to the verdict and judgment.  However, there can be no assurance that the appeal will be successful, a negotiated settlement can be attained, or that Arens will enforce its claim in the state of California and thereby cause the Company to go into bankruptcy.

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2012	2011
Accrued inventory received	$14,000	$2,000
Accrued professional services	45,000	150,000
Accrued warranty	117,000	227,000
Other	79,000	138,000
Total	$255,000	$517,000

Accrued warranty consisted of the following activities for the years ended December 31:
	2012	2011
Balance at beginning of year	$227,000	$510,000
Accruals for warranties issued during the period	141,000	470,000
Warranty claims	(251,000)	(753,000)
Balance at end of year	$117,000	$227,000

7. Notes Payable

Notes payable at December 31, consisted of the following:

	2012	2011
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of December 31, 2012), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	11,000	18,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	8,000	12,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	14,000	18,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	17,000	22,000

	1,328,000	1,348,000
Less current portion of notes payable	(66,000)	(62,000)

Notes payable, net of current portion	$1,262,000	$1,286,000

As of December 31, 2012 and 2011, the balance of long term interest payable amounted to $1,318,000 and $1,237,000, respectively, of which the Credit Managers Association of California note amounted to $1,286,000 and $1,209,000, respectively. Interest expense on notes payable amounted to approximately $88,000 during each of the years ended December 31, 2012 and 2011, respectively.

Future minimum principal payments of notes payable at December 31, 2012 consisted of the following:

Year Ending December 31	Principal Amounts
2013	66,000
2014	16,000
2015	8,000
2016	1,238,000
Thereafter	—

Total	$1,328,000

8. Revolving Credit Agreement

On June 30, 2010, the Company entered into a secured revolving credit facility with a financial institution for $200,000 which was secured by a $200,000 certificate of deposit. The facility is for a period of 3 years and 6 months from July 1, 2010 to December 31, 2013. The interest rate on a drawdown from the facility is the certificate of deposit rate plus 1.25% with interest payable monthly and the principal due at maturity. The financial institution renewed the $200,000 irrevocable letter of credit for the full amount of the credit facility in favor of Sunshine Distribution LP, with respect to the lease of the Company’s corporate headquarters at 1560 West 190th Street, Torrance, California.

During the fourth quarter of 2012, the irrevocable letter of credit was fully drawn down by Sunshine Distribution L.P. in order to pay rent on our corporate headquarters, and the certificate of deposit was fully utilized to fund draws on the secured facility.  Therefore, the facility was fully drawn and expired on December 31, 2012.

9. Deferred Revenues

The Company had deferred $118,000 and $320,000 in revenue related to production and development contracts at December 31, 2012 and 2011, respectively. The Company anticipates that the December 31, 2012 deferred revenue balance will be recognized in the first half of 2013.

10. Commitments and Contingencies

Leases

In October 2007, the Company entered into a lease agreement with Sunshine Distribution LP (“Landlord”), with respect to the lease of an approximately 43,000 square foot facility located at 1560 West 190th Street, Torrance, California (the “Lease”). The lease term commenced on November 1, 2007, and expired January 31, 2013. Our corporate offices are currently located at a manufacturing and warehouse facility at 2945 Columbia Street, Torrance, California which we are sub-leasing on a month-to-month basis.

The total base monthly rent is approximately $39,000. Under the Lease, Enova pays the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease is secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. Enova also had an office in Hawaii rented on a month-to-month basis at $3,400 per month, which was closed in November 2011. Rent expense was approximately $537,000 and $611,000 for the years ended December 31, 2012, and 2011, respectively.

Future minimum lease payments under non-cancelable operating lease obligations at December 31, 2012 were as follows:

Year Ending December 31	Operating Leases
2013	$44,000

Total	$44,000

11.  Stockholders’ Equity

Common Stock

On April 23, 2012, the Company entered into a $6,600,000 purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of the Company’s common stock, and on April 24, 2012, the Company entered into another purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in additional shares of the Company’s common stock, subject to certain limitations.  We issued a total of 1,754,974 shares of common stock in the second quarter of 2012, of which 1,450,000 shares were issued for cash proceeds of $132,000, net of financing costs of $152,000, as consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement and commissions on each drawdown, the Company issued to Lincoln Park a total of 304,974 shares of common stock. The purchase agreement stipulates that our shares be listed on a national exchange in order to access the facility.  As the company’s shares were delisted from the NYSE Amex Exchange on October 31, 2012, the Company is no longer able to sell shares to Lincoln Park under the facility.

During the twelve months ended December 31, 2012 and 2011, the Company did not issue any shares of common stock to directors or employees as compensation. During the twelve months ended December 31, 2011, 10,000 shares of the Company’s Series A Preferred Stock were converted into 222 shares of its common stock. There were no conversions of the Company’s Series A Preferred Stock for the comparable period in 2012.

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

12. Stock Options

Stock Option Program Description

For the year ended December 31, 2012 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which 270,000 and 1,405,000 were granted in 2012 and 2011, respectively.

Stock-based compensation expense related to stock options was $171,000 and $368,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized is $21,000. The remaining period over which the future compensation cost is expected to be recognized is 29 months.

Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2012 and 2011 has been based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2012 and 2011:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2010	1,393,000	$2.06	6.92	$267,000
Granted	1,405,000	$0.30	6.13	$—
Exercised	(36,000)	$0.63	—	$—
Forfeited or Cancelled	(233,000)	$2.36	—	$—
Outstanding at December 31, 2011	2,529,000	$1.07	6.09	$—
Granted	270,000	$0.08	3.96	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(1,989,000)	$1.11	—	$—
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Exercisable at December 31, 2012	574,000	$0.86	4.36	$—
Vested and expected to vest(2)	810,000	$0.64	4.06	$—

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

During 2011, the Company issued 36,000 shares of common stock for $23,000 in cash related to 36,000 options exercised.  During 2012 and 2011, the Company granted 270,000 and 1,405,000 options for fair value of $13,500 and $329,000, respectively.  During 2012 and 2011, 1,989,000 and 233,000 options were forfeited.

At December 31, 2012, there were 2,111,000 shares available for grant under the 2006 plan. The exercise prices of the options outstanding at December 31, 2012 ranged from $0.07 to $4.35. The weighted-average grant date fair value of the options granted during the years ended December 31, 2012 and 2011 was $0.05 and $0.23, respectively.

Unvested share activity for the year ended December 31, 2012 is summarized below:

	Unvested Number of Options	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2011	1,403,000	$0.26
Granted	270,000	$0.05
Vested	(917,000)	$0.19
Forfeited	(519,000)	$0.29

Unvested balance at December 31, 2012	236,000	$0.04

The Company settles employee stock option exercises with newly issued common shares. The table below presents information related to stock option activity for the fiscal years ended December 31, 2012 and 2011:

	Years Ended December 31,

	2012	2011
Total intrinsic value of stock options exercised	$—	$25,000
Cash received from stock option exercises	$—	$23,000
Gross income tax benefit from the exercise of stock options	$—	$—

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

The fair values of all stock options granted during the fiscal years ended December 31, 2012 and 2011 were estimated on the date of grant using the following range of assumptions:

	Years Ended December 31,
	2012	2011
Expected life (in years)	1.5- 6.5	2.5- 6.5
Average risk-free interest rate	1.66%	1.63%
Expected volatility	108% - 136%	107% - 132%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

13. Warrants

In December 2011, the Company completed a private equity placement of 11,250,000 shares of common stock for $1,245,000 together with warrants to purchase up to 11,250,000 shares of common stock to a group of 17 shareholders (the “Low-Beer Managed Accounts”). The warrants are exercisable for a period of five years and exercisable at a price of $0.22 per share. The warrants further provide that if, for a twenty consecutive trading day period, the average of the closing price quoted on the OTCQB market is greater than or equal to $0.44 per share, with at least an average of 10,000 shares traded per day, then, on the 10th calendar day following written notice from the Company, any outstanding warrants will be deemed automatically exercised pursuant to the cashless/net exercise provisions under the warrants.

The following is a summary of changes to outstanding warrants during the fiscal year ended December 31, 2012 and 2011:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	—	$—	—
Granted	11,250,000	$0.22	5.00
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2011	11,250,000	$0.22	5.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Exercisable at December 31, 2012	—	$—	—.

14. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, consisted of the following:

	2012	2011
Deferred tax assets
Net operating loss carry-forwards	$27,079,000	$25,701,000
Stock based compensation	845,000	772,000
Other, net	(406,000)	(743,000)
	27,518,000	25,730,000
Less valuation allowance	(27,518,000)	(25,730,000)
Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance increased by $1,788,000 in 2012 compared to a decrease of $2,346,000 in 2011. As of December 31, 2012, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $66,515,000 and $50,493,000, respectively. These operating loss carry forwards will expire in 2013 through 2032.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2012 and 2011) to income taxes as follows:

	December 31, 2012	December 31, 2011
Tax benefit computed at 34%	$(2,800,000)	$(2,375,000)
Change in valuation allowance	1,788,000	(2,346,000)
State tax (net of Federal benefit)	(480,000)	(406,000)
Change in carryovers and tax attributes	1,492,000	5,127,000
Net tax benefit	$—	$—

The Company files federal income tax returns in the U.S. and in various state jurisdictions. The Company has not been audited by the Internal Revenue Service or any state for income taxes. The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the years ended December 31, 2012 and 2011.

15. Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2012 and 2011, the Company did not make any contributions to the plan.  On February 28, 2013, the Company commenced closure of the 401(k) plan, which we anticipate will be completed during the second quarter of 2013.

16. Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2012	2011
United States	$142,000	$4,474,000
China	716,000	1,075,000
United Kingdom	243,000	1,070,000
Japan	2,000	3,000

Total	$1,103,000	$6,622,000

17. Concentration

During the years ended December 31, 2012 and 2011, the Company’s sales were concentrated with a few large customers. Sales to two customers comprised 63% and 20% of total revenues and two customers accounted for 61% and 39% of gross accounts receivable, respectively. During the year ended December 31, 2011, sales to four customers comprised 52%, 16%, 16% and 10% of total revenues and two customers accounted for 62% and 37% of gross accounts receivable, respectively.  The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers. The Company’s inventory purchases are concentrated with certain key vendors that produce components according to our engineering specifications. During the year ended December 31, 2012, 39% of purchases were concentrated with one vendor and during the year ended December 31, 2011, 16% of purchases were concentrated with one vendor.

18. Subsequent Events

The Company has evaluated subsequent events and has determined that other than noted below, there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2012, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of December 31, 2012, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm, to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the current Directors and executive officers of Enova Systems Inc.:

Name	Age	Position
Christopher Thunen (2)	35	Director
John Micek	60	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Edwin O. Riddell(1)(3)(4)(5)	70	Director
John Wallace(4)(6)	64	Director

(1)	Audit Committee Chairman
(2)	Audit Committee Member
(3)	Compensation Committee Chairman
(4)	Compensation Committee Member
(5)	Nominating and Governance Committee Member
(6)	Nominating and Governance Committee Chairman

John J. Micek. Mr. Micek was re-appointed to Enova's Board of Directors in 2007, was appointed as Chief Financial Officer, Treasurer and Secretary of the Company effective January 1, 2011 and, on June 27, 2012, was appointed to serve, in addition to the foregoing, as President and Chief Executive Officer of the Company. He previously served on the Board between April 1999 and July 2005.  From 2000 to 2010, Mr. Micek was Managing Director of Silicon Prairie Partners, LP, a Palo Alto, California based family-owned venture fund. Since April 2010, Mr. Micek has been Managing Partner of Verdant Ventures, a merchant bank dedicated to sourcing and funding University and corporate lab spinouts in areas including cleantech and pharma. He also is admitted to practice law in California and his prior practice focused on financial services. Currently, Mr. Micek actively serves on the Board of Directors of Armanino Foods of Distinction, Innovaro Corporation and JAL/Universal Assurors. Additionally, he currently is an adjunct faculty professor in Corporate Governance and Ethics at the graduate school of Economics at the University of San Francisco. Mr. Micek was on the Board of Directors of Universal Warranty Corporation, a wholly owned subsidiary of GMACI, from 2000-2003.

Mr. Micek’s finance and business background, longstanding relationship with our Company, and his performance as a board member of our Company led the Board of Directors to conclude that he should be nominated to serve another term as a director.

Edwin O. Riddell. Mr. Riddell has served on the Board of Directors since 1995. He also served as our President and Chief Executive Officer from August 20, 2004 until his retirement effective August 28, 2007. Between 1999 and 2004, Mr. Riddell was President of CR Transportation Services, a consultant to the electric and hybrid vehicle industry. From 1992 to 1999, Mr. Riddell was Product Line Manager of the Transportation Business Unit at the Electric Power Research Institute, and from 1985 until 1992, he served with the Transportation Group, Inc. as Vice President of Engineering, working on electrically driven public transportation systems. From 1979 to 1985, Mr. Riddell was Vice President, General Manager and COO of Lift-U, Inc., a manufacturer of handicapped wheelchair lifts for the transit industry. He has also worked with Ford, Chrysler, and General Motors in the area of auto design, and as a member of senior management for a number of public transit vehicle manufacturers. Mr. Riddell served as a member of the American Public Transportation Association’s (APTA) Member Board of Governors for over 15 years, and served on APTA’s Board of Directors. Mr. Riddell was also Managing Partner of the U.S. Advanced Battery Consortium. He also serves on the Electric Drive Association Board of Directors.

Mr. Riddell’s prior service as chief executive officer of our Company, historical perspective on our Company’s business, relationships and strategy; and his performance as a board member of our Company led the Board of Directors to conclude that he should be nominated to serve another term as a director.

Christopher Thunen. Mr.  Thunen was appointed to the Board of Directors in 2012.  Mr. Thunen currently works in the capital markets advisory group at Scarsdale Equities, LLC, where he is responsible for coordinating banking activities for the group's clients. From 2011 to 2012, Mr. Thunen was a Vice President in the Capital Markets Advisory Group at Merriman Capital, Inc., where he was also responsible for coordinating client banking activities.  Mr. Thunen holds a J.D. from Harvard Law School, an M.A. from Yale University, and a B.A. from Amherst College.  He is admitted to the State Bars of California and Connecticut and holds FINRA Series 7, 63, 86, and 87 securities licenses.

Mr. Thunen’s capital markets and corporate finance experience led the Board of Directors to conclude that he should be nominated to serve a full term as a director.

John R. Wallace. Mr. Wallace was elected to the Board of Directors in 2002 and was elected Chairman of the Board of Directors on August 22, 2008. Mr. Wallace is currently a member of the Board of ICTRec and of SBElectronics.  Mr. Wallace was a member of the Board of Directors for Xantrex Technology, Inc. based in Burnaby, B.C., Canada from  2003 to 2008 and also held the position of CEO at Xantrex from November 2005 until September 2008. From 2002 to 2005, Mr. Wallace worked independently as a consultant in the alternative energy sector. Prior to working as a consultant, Mr. Wallace served in various capacities at Ford Motor Company from 1988 until his retirement in 2002. He served as Director of Ford’s Electronic Systems Research Laboratory, Research Staff, from 1988 through 1990. He then worked in Ford’s alternative fuel vehicle programs, serving first as Director of Technology Development Programs then as Director of Electric Vehicle Programs, Director of Alternative Fuel Vehicles, and finally Director of Environmental Vehicles. Prior to joining Ford Research Staff, he was president of Ford Microelectronics, Inc., in Colorado Springs. Mr. Wallace has been past Chairman of the Electric Vehicle Association of the Americas, past Executive Director and Chairman of the Board of Directors of TH!NK Nordic, past chairman of the United States Advanced Battery Consortium, and past Chairman of the California Fuel Cell Partnership. His other experience includes work as program manager with Intel Corporation. He also served as Director, Western Development Center, for Perkin-Elmer Corporation and as President of Precision Microdesign, Inc.

Mr. Wallace’s automotive and commercial vehicle industry experience, relationships in the electric and hybrid automotive industry, and his performance as a board member of our Company led the Board of Directors to conclude that he should be nominated to serve another term as a director.

There is no family relationship between any director, nominee, or executive officer of Enova Systems.

Board of Directors and its Committee

Audit Committee. The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of this committee are Messrs. Riddell (Chair) and Thunen. The Board has determined that the members of the Audit Committee are “independent” under the rules of the SEC and that, although Enova is no longer subject to the independence requirements of the NYSE Amex, such members would be considered “independent” under the NYSE Amex rules. In addition to being independent, Mr. Thunen has been determined by the Board to be an “audit committee financial expert” as defined by the SEC. Mr. Thunen’ designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations or liability that are greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

Compensation Committee. The Board of Directors has established a Compensation Committee. The current members of this committee are Messrs. Riddell (Chair) and Wallace. Although the Company is no longer listed on the NYSE Amex, the Board has determined that Messrs. Riddell and Wallace would be considered “independent” members of the Compensation Committee under the rules of the NYSE Amex.

Nominating and Governance Committee. The Board of Directors has established a Nominating and Governance Committee. The current members of this committee are Messrs. Riddell and Wallace. There have been no material changes during the last fiscal year to the procedures by which security holders may recommend nominees to Enova’s board of directors.

Code of Ethics

Enova Systems has adopted a “Code of Ethics For Officers, Directors, and Employees” consistent with SEC’s rules requiring a Code of Ethics. It applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer and principal accounting officer, and employees. A copy of the Code of Ethics for Officers, Directors, and Employees may be obtained free of charge by writing to Enova Systems, Inc., 2945 Columbia Street, Torrance, California 90503, Attention: Chief Financial Officer or by accessing the “Investor Relations” section of our website (www.enovasystems.com). To the extent required by the rules of the SEC, we will post on our website any amendments and waivers relating to our code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of greater than 10% owners of our common stock to file reports of ownership and changes in ownership with the SEC and provide copies to us. Based solely on a review of Section 16 reports and written representations from officers and directors, we believe that during the fiscal year ended December 31, 2012, our officers, directors, and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as follows: Anthony Low-Beer failed to file on a timely basis a Form 4 in connection with additional acquisitions of shares of our outstanding Common Stock, and Christopher Thunen failed to file on a timely basis a Form 3 in connection with his appointment to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal years ended December 31, 2012 and 2011:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(A)	Options Awards ($)(B)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)(C)	Total ($)
Michael Staran(D)	2012	$161,997	$—	$—	$—	$32,776	$194,373
Chief Executive Officer	2011	$280,288	$—	$76,000	$—	$60,688	$416,976
John Micek (D)	2012	$159,769	$59,996	$—	$—	$11,192	$230,957
Chief Executive Officer and Chief Financial Officer	2011	$125,038	$—	$51,000	$—	$16,625	$192,663
John Mullins (D)	2012	$124,981	$—	$—	$—	$9,386	$134,36
Chief Operating Officer	2011	$200,000	$—	$55,000	$—	$12,746	$267,746

(A)
 For the 2012 year, Mr. Micek earned bonus compensation based on the Board of Directors meeting on July 27, 2012 which established certain cash incentive bonus awards, the payment of which is dependent upon the settlement of certain account receivables and account payables.  Under these guidelines, an incentive bonus of $59,996 was accrued in 2012.

(B)	The valuation of option awards issued to employees are calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718 consistent with the assumptions set forth in Note 12 to the financial statements in this Annual Report on Form 10-K.
(C)
For Mr. Staran, the amount shown attributable to 2012 includes (i) $20,211 for lease of apartment and related insurance; (ii) $3,798 for auto allowance; (iii) $173 value of life insurance premiums paid; and (iv) $6,789 in medical insurance premiums. In 2011, the amount shown attributable for Mr. Staran includes (i) $37,036 for lease of apartment and related insurance; (ii) $8,201 for auto allowance; (iii) $216 value of life insurance premiums paid; and (iv) $11,610 in medical insurance premiums. For Mr. Micek, the amount shown attributable to 2012 includes (i) $173 value of life insurance premiums paid; (ii) $5,019 in medical insurance premiums paid; and (iii) $6,000 in office rent. In 2011, the amount shown attributable for Mr. Micek includes (i) $216 value of life insurance premiums paid; (ii) $4,408 in medical insurance premiums paid; and (iii) $12,000 in office rent.  For Mr. Mullins, the amount shown attributable to 2012 includes (i) $4,305 in medical insurance premiums; (ii) $173 value of life insurance premiums; and iii) $4,330 for auto allowance. In 2011, the amount shown attributable for Mr. Mullins includes (i) $7,504 in medical insurance premiums; (ii) $216 value of life insurance premiums; and iii) $2,968 for auto allowance.

(D)
Effective January 1, 2011, Mr. Micek became the Chief Financial Officer and Corporate Secretary of Enova. Subsequent to the resignation of Mr. Staran, effective June 20, 2012, Mr. Micek assumed the additional title of Chief Executive Officer effective June 27, 2012.  Mr. Mullins also resigned from the Company effective June 20, 2012.

Employment Arrangements

Effective February 11, 2008, we entered into an employment agreement with Michael Staran, the President and Chief Executive Officer of Enova, to provide him an annual salary of $250,000 beginning as of January 1, 2008 and 12 months severance pay. On October 29, 2008, Mr. Staran was granted 12,000 shares of Enova’s common stock. Pursuant to the February 11, 2008 employment agreement, we leased a car for Mr. Staran’s use and pay for related expenses. Mr. Staran also was entitled to reimbursement for an apartment at the rate of $3,057 per month. The employment agreement further provided for life, medical and disability benefits and 15 days of annual accrued vacation. The Board of Directors approved a subsequent increase to Mr. Staran’s annual salary to $265,000 effective from January 1, 2010. In addition, Mr. Staran elected to cash out a portion of his accrued vacation pay in 2011 resulting in total salary of approximately $280,000 in fiscal year 2011.

On February 17, 2009, the Board of Directors of Enova amended the employment agreement of Mr. Staran to increase the severance payment period under his agreement from 12 months to 18 months. In addition, if severance payments were triggered, Enova would have been required to reimburse Mr. Staran up to $20,000 for relocation expenses. As previously disclosed in a Form 8-K filed on June 21, 2012, Mr. Staran resigned as an employee and officer of Enova on June 20, 2012.

As previously disclosed  in a Form 8-K filed on July 3, 2012, for the 2012 year, the Board established certain incentive bonus awards for Mr. Micek, the payment of which were dependent upon the settlement of certain account receivables and account payables.

Equity Awards

The following table presents information regarding outstanding equity awards held by the executive officers named in the Summary Compensation Table at December 31, 2012.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
John Micek	250,000(A)	—	$0.19	12/18/2014
	14,583	10,417(B)	$0.86	5/12/2021
	34,500(C)	—	$1.17	12/8/2019

(A)
The options were granted on December 19, 2011 and vested in January 2012 based on the attainment of the vesting requirement that the Company’s common stock had a Volume Weighted Average Price for a ten day trading period equal to or greater than twice the exercise price of the options based on the average of the closing bid and asked prices of the Company’s common stock on the NYSE Amex Exchange.

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

On July 3, 2012, in connection with his appointment as President and Chief Executive Officer, Enova’s Board of Directors agreed to grant to Mr. Micek a stock option exercisable for three years from the date of grant to purchase 4,400,000 shares of Enova's common stock. However, the grant of such option was made conditional upon shareholder approval of an amendment to the  2006 Equity Compensation Plan to increase the number of shares covered thereby. Such option will only become exercisable as follows: as to 50% of the shares covered thereby upon the Board of Directors approving and Enova entering into a letter of intent or similar agreement contemplating a sale of Enova and, as to the remaining 50% of the shares covered thereby, upon consummation of a sale of Enova. In addition, certain incentive bonus awards for Mr. Micek were also established, the payments of which are dependent upon the settlement of certain account receivables and account payables.

Change of Control and Retirement Arrangements

The terms of the February 11, 2008 employment agreement, as modified on February 17, 2009, with Michael Staran, our Chief Executive Officer, provided for certain severance payments and benefits  in the event Mr. Staran’s employment was terminated by us without cause. As noted above, Mr. Staran resigned as an officer and employee of Enova in June 2012 and was not entitled to any of such severance payments or benefits.

On August 31, 2009, we entered into a severance agreement with John Mullins, the Chief Operating Officer of Enova. Mr. Mullins’ agreement provided for a 12 month severance provision and certain benefits in the event that Mr. Mullins’ employment was terminated by Enova without cause.   If Mr. Mullins’ duties or responsibilities were materially diminished or he was assigned duties demeaning or otherwise materially inconsistent with the duties then currently performed, he had the right to terminate his agreement and receive the same severance payment as if his employment had been terminated without cause.  In June 2012, Mr. Mullins resigned as an officer and employee of Enova and was not entitled to any of such severance payments or benefits.

Director Compensation

The table below summarizes the total compensation we paid to our Directors (other than Mr. Staran and Mr. Micek) for the fiscal year ended December 31, 2012:

Non-Executive Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Christopher Thunen	$6,000	—	$6,000
Edwin Riddell	$21,000	$—	$21,000
John Wallace	$20,500	$—	$20,500

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

On July 27, 2012, the Board of Directors  as part of Enova's cost-saving measures, to terminate further cash compensation to the Board, effective as of July 1, 2012. The Board also approved the grant to each of Christopher Thunen, John Wallace and Edward Riddell, the non-employee Directors of Enova, an option covering 440,000 shares of the Common Stock of Enova. However, the grant of such options was made conditional upon shareholder approval of an amendment to the 2006 Equity Compensation Plan to increase the number of shares covered thereby. Such options will only become exercisable as follows: as to 50% of the shares covered thereby upon the Board of Directors approving and Enova entering into a letter of intent or similar agreement contemplating a sale of Enova and, as to the remaining 50% of the shares covered thereby, upon consummation of a sale of Enova. The exercise price under each of such options is $0.07 cents per share. The Board also established certain cash incentive bonus awards for such non-employee directors, the payment of which is dependent upon the settlement of certain account receivables and account payables.  Under these guidelines, no options were granted and each director had accrued an incentive bonus of $6,000 in 2012.

In addition, members of the Board who serve on our audit committee are provided additional compensation of $2,500 per quarter for the chairman of the audit committee and $1,250 per quarter for other members of the audit committee. All Directors are also reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings. As part of cost saving measures summarized above, the member of the Board on the audit committee agreed to terminate cash compensation effective July 1, 2012.

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

The table below sets forth information as to (a) any person, including their address, known to us to own beneficially more than 5% of our voting securities, (b) equity securities beneficially owned by each of our named executive officers and directors; and (c) equity securities beneficially owned by the current executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC’s Regulation 13D-G. Accordingly, the information below reflects stock options, warrants, and other securities beneficially held by the specified person that may be exercised or converted into common stock within 60 days of March 1, 2013. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of March 1, 2013 based upon an aggregate of 44,603,185 voting shares from (i) 44,520,197 shares of common stock outstanding and (ii) potential conversion of Series A Preferred Stock and Series B Preferred Stock into 82,988 shares of common stock.

Owner	Number of Shares of Common Stock	Percent of Common Stock	Percent of Common Stock, Series A and Series B Preferred Stock, and Common Stock Voting Together
Jagen, Pty., Ltd.(1)	3,222,222	7.2%	7.2%
9 Oxford Street, South Ybarra 3141 Melbourne, Victoria Australia
Shell Asset Management BV(2)	6,054,960	13.6%	13.5%
Sir Winston Churchillaan 366H, 2285 SJ Rijswijk ZH, The Netherlands 527 Madison Avenue, Suite 2600, New York, NY 10022
Low Beer Managed Accounts(3)	9,838,000	22.1%	22.1%
Scarsdale Securities LLC, 10 Rockefeller Center, New York, NY 10020
John J. Micek(4)	484,908	1.1%	1.1%
Michael Staran	95,500	*	*
John R. Wallace(5)	140,938	*	*
Edwin O. Riddell(6)	178,667	*	*
All Executive Officers and Directors as a group (7)	900,013	2.0%	2.0%

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

(3)	Based on Holdings(s) in Company as filed in Form 4 on November 14, 2012.
(4)	Includes 301,167 shares of common stock underlying stock options that are exercisable within 60 days.
(5)	Includes 69,000 shares of common stock underlying stock options that are exercisable within 60 days.
(6)	Includes 99,000 shares of common stock underlying stock options that are exercisable within 60 days.
(7)	Includes 469,167 shares of common stock underlying stock options that are exercisable within 60 days.

Equity Compensation Plan Information

For the fiscal year ended December 31, 2012, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in November 2006, has a total of 3,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	780,000	$0.50	2,111,000
Equity compensation plans not approved by security holders	—	—	—

Total	780,000	$0.50	2,111,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Each of Messrs. Riddell, Thunen and Wallace, who represent more than 50% of our directors, would be considered “independent” within the meaning of the NYSE Amex rules as applicable to smaller reporting companies, although Enova is no longer subject to the independence requirements of the NYSE Amex. As for disclosure regarding independence requirements for board committees, see item 10 of this Form 10-K.

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

Audit Fees

The following table sets forth the aggregate fees billed or to be billed by our principal accountant for the following services for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees	$54,000	$180,000
Audit-Related Fees	$—	$—
Tax Fees	$14,500	$14,000
All Other Fees	$15,000	$30,000

Total	$83,500	$224,000

The tax fees above were pre-approved by our Audit Committee as appropriate, which concluded that the provision of such services by PMB Helin Donovan was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.  Other fees were attributable to due diligence work performed in connection to capital markets activities of the Company.

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

10.22	Bonus Arrangement between us and Mike Staran, John Mullins and John Micek (incorporated by reference to item 5.02 on Form 8-K filed December 10, 2010)
10.23	Agreement relating to the appointment of a Nominated Adviser and Broker dated June 20, 2011 between us and Daniel Stewart (UK) Plc, filed with this Form 10-K on March 29, 2012*
10.24	Warrant and Common Stock Purchase Agreement dated December 15, 2011 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 19, 2011).
10.25	Form of Warrant (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed December 19, 2011)
10.26	Form of Registration Rights Agreement dated December 2011 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed December 19, 2011)
10.27	Purchase Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).
10.28	Purchase Agreement dated April 24, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).
10.29	Registration Rights Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*
101.XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.
+	Management contract or compensatory plan or arrangement.
#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ John Micek
John Micek
Chief Executive Officer & Chief Financial Officer

Dated: April 16, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Micek, with full power to act alone, his true and lawful attorney-in-fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Micek John Micek	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	April 16, 2013

/s/ John R. Wallace John R. Wallace	Director, Chairman of the Board	April 16, 2013

/s/ Edwin Riddell Edwin Riddell	Director	April 16, 2013

/s/ Christopher Thunen Christopher Thunen	Director	April 16, 2013