Form 10-K/A
period 2012-12-31
ENOVA SYSTEMS INC
filed 2013-04-17
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Enova Systems, Inc. (the "Company") for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on April 16, 2013 ("Original Filing"). This Amendment is being filed solely to remove the word "draft" that appears above the  signature of the Company's independent auditors in its audit report set  forth on page 27 of the Original Filing, which was inadvertently included. The financial statements and results reported in the Original Filing have not changed.

Pursuant to Rule 406T of Regulation ST, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of  Section 18 of the Securities Act of 1934, as amended, and otherwise are not  subject to liability under those Sections.

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
10.23
Agreement relating to the appointment of a Nominated Adviser and Broker dated June 20, 2011 between us and Daniel Stewart (UK) Plc (incorporated by reference on our annual report on Form 10-K for the year ended December 31, 2012 filed on March 29, 2012)

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
101.XSD
XBRL Taxonomy Extension Schema Document** (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document** (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document** (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013).

101.LAB
XBRL Taxonomy Extension Label Linkbase Document** (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document** (filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013).

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

Dated: April 17, 2013