Form 10-Q
period 2013-03-31
ENOVA SYSTEMS INC
filed 2013-05-20
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2013

or

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

As of April 30, 2013, there were 44,520,197 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS
	March 31, 2013	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,000	$57,000
Accounts receivable, net	85,000	208,000
Inventories and supplies, net	2,232,000	2,203,000
Prepaid expenses and other current assets	291,000	242,000
Total current assets	2,630,000	2,710,000
Long term accounts receivable	13,000	38,000
Property and equipment, net	239,000	307,000
Total assets	$2,882,000	$3,055,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$462,000	$558,000
Deferred revenues	433,000	118,000
Accrued payroll and related expenses	75,000	98,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	275,000	255,000
Current portion of notes payable	65,000	66,000
Total current liabilities	3,324,000	3,109,000
Accrued interest payable	1,339,000	1,318,000
Notes payable, net of current portion	1,257,000	1,262,000
Total liabilities	5,920,000	5,689,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2013 and December 31, 2012	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2013 and December 31, 2012	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	145,512,000	145,512,000
Additional paid-in capital	9,581,000	9,579,000
Accumulated deficit	(159,753,000)	(159,347,000)
Total stockholders' deficit	(3,038,000)	(2,634,000)
Total liabilities and stockholders' deficit	$2,882,000	$3,055,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2013	2012

Revenues	$53,000	$360,000
Cost of revenues	56,000	835,000
Gross loss	(3,000)	(475,000)
Operating expenses
Research and development	-	466,000
Selling, general & administrative	383,000	1,254,000
Total operating expenses	383,000	1,720,000
Operating loss	(386,000)	(2,195,000)
Other income and (expense)
Interest and other income (expense)	(20,000)	(20,000)
Total other income and (expense)	(20,000)	(20,000)
Net loss	$(406,000)	$(2,215,000)
Basic and diluted loss per share	$(0.01)	$(0.05)
Weighted average number of common shares outstanding	44,520,000	42,765,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31
Cash flows from operating activities:	2013	2012
Net loss	$(406,000)	$(2,215,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	11,000	558,000
Inventory write-off	(11,000)	(15,000)
Depreciation and amortization	58,000	119,000
Loss on asset disposal	10,000	-
Stock option expense	2,000	139,000
(Increase) decrease in:
Accounts receivable	123,000	(163,000)
Inventory and supplies	(29,000)	(79,000)
Prepaid expenses and other current assets	(49,000)	(74,000)
Long term receivables	25,000	20,000
Increase (decrease) in:
Accounts payable	(96,000)	136,000
Deferred revenues	315,000	(88,000)
Accrued payroll and related expense	(23,000)	(63,000)
Other accrued liabilities	20,000	(11,000)
Accrued interest payable	21,000	20,000
Net cash used in operating activities	(29,000)	(1,716,000)

Cash flows from investing activities:
Purchases of property and equipment	-	(16,000)
Net cash used in investing activities	-	(16,000)

Cash flows from financing activities:
Payment on notes payable	(6,000)	(6,000)
Net cash used in financing activities	(6,000)	(6,000)

Net decrease in cash and cash equivalents	(35,000)	(1,738,000)
Cash and cash equivalents, beginning of period	57,000	3,096,000
Cash and cash equivalents, end of period	$22,000	$1,358,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$2,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Description of the Company and its Business

Enova Systems, Inc., (“Enova”, “We” or “the Company”), a California corporation, was incorporated in July 1976, and trades on the OTCQB under the trading symbol “ENVS” and on the London Stock Exchange under the symbol “ENV” or “ENVS”.  The Company believes it has been a globally recognized leader as a supplier of efficient, environmentally-friendly digital power components and systems products, in conjunction with associated engineering services. The Company’s core competencies are focused on the commercialization of power management and conversion systems for mobile and stationary applications.

THE DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-Q IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.5 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. (“ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING OR COLLECTION OF RECEIVABLES, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL INDIVIDUAL IN THE FINANCE DEPARTMENT.

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three months ended March 31, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which are included in the Company’s Annual Report on Form 10-K for the year then ended.

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

         To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2013, the Company had an accumulated deficit of approximately $159.8 million, cash and cash equivalents of $22,000 and working capital of approximately negative $0.7 million and shareholders’ deficit of approximately $3.0 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

As of March 31, 2013, the Company had approximately $22,000 in cash and cash equivalents and does not anticipate that its existing cash and anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2013 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2013 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Revenue Recognition

The Company manufactures proprietary products and other products based on design specifications provided by its customers. The Company recognizes revenue only when all of the following criteria have been met:

●	Persuasive Evidence of an Arrangement — The Company documents all terms of an arrangement in a written contract signed by the customer prior to recognizing revenue.

●
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

●
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

●
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

Accounting Changes and Recent Accounting Pronouncements

    Certain accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

3.	Inventory

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31, 2013	December 31, 2012
Raw materials	$4,012,000	$3,988,000
Work in progress	41,000	2,000
Finished goods	553,000	587,000
Reserve for obsolescence	(2,374,000)	(2,374,000)
Total	$2,232,000	$2,203,000

    Inventory write-offs were $11,000 and $15,000 for the three months ended March 31, 2013 and 2012, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2013	December 31, 2012
Computers and software	$515,000	$580,000
Machinery and equipment	271,000	535,000
Furniture and office equipment	87,000	87,000
Demonstration vehicles and buses	617,000	675,000
Leasehold improvements	-	1,327,000
	1,490,000	3,204,000
Less accumulated depreciation and amortization	(1,251,000)	(2,897,000)
Total	$239,000	$307,000

Depreciation and amortization expense was $58,000 and $119,000 for the three months ended March 31, 2013 and 2012, respectively, and within those total expenses, the amortization of leasehold improvements was $22,000 and $66,000 for the three months ended March 31, 2013 and 2012.  The Company’s headquarters lease expired on January 31, 2013, which resulted in a decrease in leasehold improvements in the amount of $1,327,000.  In addition, an evaluation of fixed assets as of March 31, 2013 identified $367,000 in obsolete fixed assets which were disposed of or abandoned and a loss on disposal of fixed assets of $10,000 was recorded in the three months ended March 31, 2013.  There was no impairment recorded in the three months ended March 31, 2012.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	March 31, 2013	December 31, 2012
Accrued inventory received	$14,000	$14,000
Accrued professional services	95,000	45,000
Accrued warranty	93,000	117,000
Other	73,000	79,000
Total	$275,000	$255,000

Accrued warranty consisted of the following activities during the three months ended March 31:

	2013	2012
Balance at beginning of quarter	$117,000	$227,000
Accruals for warranties issued during the period	10,000	25,000
Warranty claims	(34,000)	(66,000)
Balance at end of quarter	$93,000	$186,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	March 31, 2013	December 31, 2012
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2013), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	8,000	11,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	7,000	8,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	12,000	14,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	17,000	17,000
	1,322,000	1,328,000
Less current portion of notes payable	(65,000)	(66,000)
Notes payable, net of current portion	$1,257,000	$1,262,000

As of March 31, 2013 and December 31, 2012, the balance of long term interest payable amounted to $1,339,000 and $1,318,000, respectively, of which the Credit Managers Association of California note amounted to $1,309,000 and $1,286,000, respectively. Interest expense on notes payable amounted to approximately $21,000 and $22,000 for the three months ended March 31, 2013 and 2012, respectively.

7.	Deferred Revenues

The Company had deferred $433,000 and $118,000 in revenue related to production and development contracts at March 31, 2013 and December 31, 2012, respectively. The Company anticipates that the March 31, 2013 deferred revenue balance will be recognized in the second quarter of 2013.

8.	Stock Options

Stock Option Program Description

As of March 31, 2013, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which zero and 20,000 were granted in the three months ended March 31, 2013 and 2012, respectively, and 2,111,000 shares were available for grant as of March 31, 2013. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

Stock-based compensation expense related to stock options was $2,000 and $139,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total compensation cost related to non-vested awards not yet recognized is $15,000. The remaining period over which the future compensation cost is expected to be recognized is 22 months.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at March 31, 2013	810,000	$0.64	3.82	$—
Exercisable at March 31, 2013	599,000	$0.83	4.09	$—
Vested and expected to vest (2)	810,000	$0.64	3.82	$—

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

     The exercise prices of the options outstanding at March 31, 2013 ranged from $0.07 to $4.35. The weighted average grant-date fair value of options granted during the three months ended March 31, 2012 was $0.18. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the three months ended March 31, 2013 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	236,000	$0.04
Granted	—	$—
Vested	(25,000)	$0.11
Forfeited	—	$—
Unvested balance at March 31, 2013	211,000	$0.08

The fair values of all stock options granted during the three months ended March 31, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the three months ended
	March 31, 2013	March 31, 2012
Expected life (in years)	—	6.5
Average risk-free interest rate	—	1.66%
Expected volatility	—	108%
Expected dividend yield	—	0%
Forfeiture rate	—	3%

The estimated fair value of grants of stock options to nonemployees of the Company is charged to expense in the financial statements. These options vest in the same manner as the employee options granted under each of the option plans as described above.

9.         Warrants

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

The following is a summary of changes to outstanding warrants during the fiscal year ended March 31, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at March 31, 2013	11,250,000	$0.22	3.75
Exercisable at March 31, 2013	—	$—	—

10.	Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 79% and 21%, respectively, of gross accounts receivable at March 31, 2013, and two customers represented 61% and 39%, respectively, of gross accounts receivable at December 31, 2012.

The Company's revenues are concentrated with a few customers.  For the three months ended March 31, 2013, three customers represented 60%, 24% and 14% of gross revenues.  For the three months ended March 31, 2012, one customer represented 88% of gross revenues.

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

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

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

Enova has incurred significant operating losses in the past. As of March 31, 2013, we had an accumulated deficit of approximately $159.8 million, working capital of approximately negative $0.7 million and shareholders’deficit of approximately $3.0 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees have left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with continuing operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of March 31, 2013, the Company had approximately $22,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

Customer Highlights

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

OMNI CHARGER. Our Omni-series 10kW on-board battery charger for plug-in hybrid-electric and all-electric vehicles is a CAN control based unit that offers increased flexibility, ease-of-integration and compatibility with a wide range of vehicle platforms.

Enova has delayed further introduction of the Omni Inverter and Charger with customers due to the reduction in our workforce and current financial resource constraints.  Provided additional resources are obtained, we anticipate continuing development and marketing of these two products, which we believe can gain broad market acceptance.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

First Quarter of Fiscal 2013 vs. First Quarter of Fiscal 2012

	Three Months Ended March 31,			As a % of Revenues March 31,
	2013	2012	% Change	2013	2012
Revenues	$53,000	$360,000	-85%	100%	100%
Cost of revenues	56,000	835,000	-93%	106%	232%
Gross loss	(3,000)	(475,000)	-99%	-6%	-132%
Operating expenses
Research and development	-	466,000	-100%	0%	129%
Selling, general & administrative	383,000	1,254,000	-69%	723%	348%
Total operating expenses	383,000	1,720,000	-78%	723%	478%
Operating loss	(386,000)	(2,195,000)	-82%	-728%	-610%
Other income (expense)
Interest and other income (expense)	(20,000)	(20,000)	0%	-38%	-6%
Total other income (expense)	(20,000)	(20,000)	0%	-38%	-6%
Net loss	$(406,000)	$(2,215,000)	82%	-766%	-615%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the current year were negatively affected by continued uncertainty over battery performance and non-recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems. Additionally, due to our restructuring in June 2012, our capacity to pursue new business has been substantially reduced.  The decrease in revenue for the three months ended March 31, 2013 compared to the same period in 2012 was mainly due to a decrease in deliveries to our core customer base in Asia.  Revenues in the first three months of 2013 were mainly attributed to continued shipments to First Auto Works in China and the Smith Electric Vehicles in the U.S.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen indications from our customers to support future revenue, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended March 31, 2013 decreased primarily due to the decrease in revenue compared to the same period in the prior year and, in addition, we recorded a charge of approximately $558,000 during the first three months of 2012 to increase our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Profit. The decrease in gross loss for the three months ended March 31, 2013 compared to the same period in the prior year is primarily attributable to the recording of an increase in the inventory obsolescence reserve in the first three months of 2012.

Research and Development (“R&D”). R&D costs decreased for the three months ended March 31, 2013 compared to the same periods in the prior year as our engineering staff was reduced in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three months ended March 31, 2013 compared to the same period in the prior year is attributable the Company’s implementation of staff reductions, the termination of employment with the Company by approximately 80% of the Company’s workforce and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) had no change for the three months ended March 31, 2013 compared to the same period.

Net Loss. The decrease in the net loss for the three months ended March 31, 2012 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs and a decrease in the inventory obsolescence reserve compared to 2012.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2012, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.  Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended March 31, 2013 were financed by product sales and from working capital reserves.

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

Net cash used in operating activities was $29,000 for the three months ended March 31, 2013, a decrease of $1,687,000 compared to $1,716,000 for the three months ended March 31, 2012. Operating cash used in the first three months of 2013 decreased compared to the prior year period primarily due to over 80% of our workforce leaving the Company in June 2012 that decreased our ongoing operational costs in 2013.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $731,000 for the three months ended March 31, 2013 as compared to the same period in the prior year primarily due to an increase in the inventory reserve in the prior year period and lower depreciation expense in 2013 due to the end of the lease at our former headquarters in January 2013.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of March 31, 2013, the Company had $22,000 of cash and cash equivalents compared to $57,000 as of December 31, 2012.

Net cash used in investing activities for capital expenditures was $0 for the three months ended March 31, 2013 compared to $16,000 for the three months ended March 31, 2012. The decrease was primarily attributable to our eliminating all capital expenditure after the reduction in our operations in the second quarter of 2012.

Net cash used in financing activities was $6,000 for the three months ended March 31, 2013 and 2012.  Finance activities were limited to payments on existing vehicle notes in both periods.

Net accounts receivable decreased by $123,000, or 59%, to $85,000 at March 31, 2013 compared to a balance of $208,000 at December 31, 2012. The decrease in the receivable balance was primarily due to collections of receivables due.  As of March 31, 2013 and December 31, 2012, the Company maintained a reserve for doubtful accounts receivable of $313,000 related to financial instability at a major customer, Smith Electric Vehicles.

Net inventory and supplies increased by $29,000, or 1%, to $2,232,000 at March 31, 2013 compared to a balance of $2,203,000 at December 31, 2012.  The increase resulted from net inventory activity including receipts totaling $91,000, consumption of $51,000 and an inventory reserve charge of $11,000.

Prepaid expenses and other current assets increased by $49,000, or 20%, to $291,000 at March 31, 2013 compared to a balance of $242,000 at December 31, 2012. The increase was primarily due to an increase in deposits to vendors in support of a customer purchase order to be delivered in the second quarter of 2013.

Long term accounts receivable decreased by $25,000, or 66%, to $13,000 at March 31, 2013 compared to a balance of $38,000 at December 31, 2012. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of this receivable.

 Property and equipment, net of depreciation, decreased by $68,000, or 22%, to $239,000 at March 31, 2013 compared to a balance of $307,000 at December 31, 2012.  The decrease is primarily due to depreciation expense of $58,000 and an loss on disposed assets of $10,000.

Accounts payable decreased by $96,000, or 17%, to $462,000 at March 31, 2013 compared to a balance of $558,000 at December 31, 2012. The decrease was primarily due to payments made on inventory purchases made in 2012.

Deferred revenues increased by $315,000, or 267%, to $433,000 at March 31, 2013 compared to a balance of $118,000 at December 31, 2012.  The Company received prepayments on purchase orders from certain customers, which are expected to be recognized as revenue in the second quarter of 2013.

Accrued payroll and related expenses decreased by $23,000, or 23%, to $75,000 at March 31, 2013 compared to a balance of $98,000 at December 31, 2012. The decrease was primarily due to payment of compensation accrued as of the prior year end.

Accrued loss for litigation settlement was unchanged at March 31, 2013 compared to the balance at December 31, 2012.  As disclosed in Item 1. Legal Proceedings, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities increased by $20,000, or 8%, to $275,000 at March 31, 2013 compared to a balance of $255,000 at December 31, 2012.  The increase was primarily due to an increase in the accrual for professional services incurred in the first quarter of 2013.

Accrued interest payable increased by $21,000, or 2%, to $1,339,000 at March 31, 2013 compared to a balance of $1,318,000 at December 31, 2012. The increase was due to interest related to our debt instruments, primarily the secured note payable in the amount of $1,306,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2013, the Company had an accumulated deficit of approximately $159.8 million, working capital of approximately negative $0.7 million and shareholders’ equity deficit of approximately $3.0 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

As of March 31, 2013, the Company had approximately $22,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

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

The Company filed a notice of appeal on January 15, 2013. The Company believes the court committed errors leading to the verdict and judgment, and the Company is evaluating its options on appeal.   However, there can be no assurance that the appeal will be successful or a negotiated settlement can be attained or that Arens will assert its claim in the state of California, and thereby cause the Company to go into bankruptcy.

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

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over disclosure controls and procedures was not effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of March 31, 2013, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2013.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

As reported in our Form 10-K for the fiscal year 2012, six of the eight counts in the litigation between Enova and Arens Controls Company, L.L.C. were settled. The two counts that were not settled remained outstanding.  The two remaining counts concerned i) anticipatory breach of contract by Enova for certain purchase orders that resulted in lost profit  to Arens and ii) reimbursement for engineering and capital equipment costs incurred by Arens  exclusively for the fulfillment of certain purchase orders received from Enova.

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

ITEM 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 lists risk factors for the Company.  There have been no material changes from the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

Date:  May 20, 2013

ENOVA SYSTEMS, INC. (Registrant)

By;  /s/ John Micek
        John Micek, Chief Executive Officer and Chief Financial Officer