Form 10-Q
period 2013-06-30
ENOVA SYSTEMS INC
filed 2013-08-14
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2013

or

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

(310) 483-9883
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

As of July 31, 2013, there were 44,520,197 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2013	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,000	$57,000
Accounts receivable, net	178,000	208,000
Inventories and supplies, net	2,033,000	2,203,000
Prepaid expenses and other current assets	119,000	242,000
Total current assets	2,338,000	2,710,000
Long term accounts receivable	11,000	38,000
Property and equipment, net	183,000	307,000
Total assets	$2,532,000	$3,055,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$588,000	$558,000
Deferred revenues	274,000	118,000
Accrued payroll and related expenses	119,000	98,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	251,000	255,000
Current portion of notes payable	56,000	66,000
Total current liabilities	3,302,000	3,109,000
Accrued interest payable	1,360,000	1,318,000
Notes payable, net of current portion	1,244,000	1,262,000
Total liabilities	5,906,000	5,689,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2013 and December 31, 2012	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2013 and December 31, 2012	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	145,512,000	145,512,000
Additional paid-in capital	9,585,000	9,579,000
Accumulated deficit	(160,093,000)	(159,347,000)
Total stockholders' deficit	(3,374,000)	(2,634,000)
Total liabilities and stockholders' deficit	$2,532,000	$3,055,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Revenues	$232,000	$543,000	$285,000	$903,000
Cost of revenues	425,000	746,000	481,000	1,582,000
Gross loss	(193,000)	(203,000)	(196,000)	(679,000)
Operating expenses
Research and development	-	338,000	-	804,000
Selling, general & administrative	155,000	1,145,000	538,000	2,398,000
Total operating expenses	155,000	1,483,000	538,000	3,202,000
Operating loss	(348,000)	(1,686,000)	(734,000)	(3,881,000)
Other income and (expense)
Interest and other income (expense)	8,000	(101,000)	(12,000)	(121,000)
Total other income and (expense)	8,000	(101,000)	(12,000)	(121,000)
Net loss	$(340,000)	$(1,787,000)	$(746,000)	$(4,002,000)
Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.02)	$(0.09)
Weighted average number of common shares outstanding	44,520,000	43,977,000	44,520,000	43,371,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
Cash flows from operating activities:	2013	2012
Net loss	$(746,000)	$(4,002,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	(59,000)	196,000
Inventory reserve	200,000	893,000
Depreciation and amortization	91,000	238,000
Loss on disposal of fixed assets	4,000	-
Loss on asset impairment	-	68,000
Stock option expense	6,000	166,000
(Increase) decrease in:
Accounts receivable	89,000	(151,000)
Inventory and supplies	(30,000)	67,000
Prepaid expenses and other current assets	123,000	39,000
Long term receivables	27,000	6,000
Increase (decrease) in:
Accounts payable	30,000	92,000
Deferred revenues	156,000	(198,000)
Accrued payroll and related expense	21,000	(248,000)
Other accrued liabilities	(4,000)	(174,000)
Accrued interest payable	42,000	40,000
Net cash used in operating activities	(50,000)	(2,968,000)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	29,000	-
Purchases of property and equipment	-	(16,000)
Net cash provided by (used in) investing activities	29,000	(16,000)

Cash flows from financing activities:
Payment on notes payable	(28,000)	(11,000)
Net proceeds from the issuance of common stock	-	132,000
Net cash provided by (used in) financing activities	(28,000)	121,000

Net decrease in cash and cash equivalents	(49,000)	(2,863,000)
Cash and cash equivalents, beginning of period	57,000	3,096,000
Cash and cash equivalents, end of period	$8,000	$233,000

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$2,000
Supplemental disclosure of non cash investing and financing:
Shares issued for services	$-	$62,000

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three and six months ended June 30, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

         To date, the Company has incurred recurring net losses and negative cash flows from operations. At June 30, 2013, the Company had an accumulated deficit of approximately $160.1 million, cash and cash equivalents of $8,000, working capital of approximately negative $964,000 and shareholders’ deficit of approximately $3.4 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. As a result of having insufficient funds, the Company has delayed all of its product development and may relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

As of June 30, 2013, the Company had approximately $8,000 in cash and cash equivalents and does not anticipate that its existing cash and anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2013 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three months ended June 30, 2013 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	June 30, 2013	December 31, 2012
Raw materials	$3,224,000	$3,988,000
Work in progress	267,000	2,000
Finished goods	511,000	587,000
Reserve for obsolescence	(1,969,000)	(2,374,000)
Total	$2,033,000	$2,203,000

       In the three months ended June 30, 2013, the Company exchanged excess inventory with an original book value totaling $670,000 as settlement for vendor payables. Inventory reserve charged to operations amounted to $200,000 and $893,000 for the six months ended June 30, 2013 and 2012, respectively.  Inventory valuation adjustments and other inventory write-offs amounted to $606,000 and $76,000 for the six months ended June 30, 2013 and 2012, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	June 30, 2013	December 31, 2012
Computers and software	$231,000	$580,000
Machinery and equipment	251,000	535,000
Furniture and office equipment	86,000	87,000
Demonstration vehicles and buses	423,000	675,000
Leasehold improvements	-	1,327,000
	991,000	3,204,000
Less accumulated depreciation and amortization	(808,000)	(2,897,000)
Total	$183,000	$307,000

Depreciation and amortization expense was $91,000 and $238,000 for the six months ended June 30, 2013 and 2012, respectively, and within those total expenses, the amortization of leasehold improvements was $22,000 and $131,000 for the six months ended June 30, 2013 and 2012, respectively. Depreciation and amortization expense was $33,000 and $119,000 for the three months ended June 30, 2013 and 2012, respectively, and within those total expenses, the amortization of leasehold improvements was $0 and $65,000 for the three months ended June 30, 2013 and 2012, respectively.

For the three months ended June 30, 2013, fixed assets with an original book value of $272,000 were exchanged in settlement of vendor payables, two vehicles were sold and one vehicle was repossessed.  The Company recorded proceeds from the sale of fixed assets of $29,000 amd a loss on the disposal of fixed assets of $4,000 for the three and six months ended June 30, 2013, and an impairment loss of $68,000 for the three and six months ended June 30, 2012.  In addition, the Company’s headquarters lease expired on January 31, 2013, which resulted in a decrease in gross leasehold improvements in the amount of $1,327,000 and a net book value of zero.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	June 30, 2013	December 31, 2012
Accrued inventory received	$10,000	$14,000
Accrued professional services	97,000	45,000
Accrued warranty	111,000	117,000
Other	33,000	79,000
Total	$251,000	$255,000

Accrued warranty consisted of the following activities during the six months ended June 30:

	2013	2012
Balance at beginning of year	$117,000	$227,000
Accruals for warranties issued during the period	57,000	80,000
Warranty claims	(63,000)	(167,000)
Balance at end of quarter	$111,000	$140,000

Accrued warranty consisted of the following activities during the three months ended June 30:

	2013	2012
Balance at beginning of quarter	$93,000	$186,000
Accruals for warranties issued during the period	46,000	55,000
Warranty claims	(28,000)	(101,000)
Balance at end of quarter	$111,000	$140,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	June 30, 2013	December 31, 2012
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of June 30, 2013), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	6,000	11,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	5,000	8,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	11,000	14,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	-	17,000
	1,300,000	1,328,000
Less current portion of notes payable	(56,000)	(66,000)
Notes payable, net of current portion	$1,244,000	$1,262,000

As of June 30, 2013 and December 31, 2012, the balance of long term interest payable amounted to $1,360,000 and $1,318,000, respectively, of which the Credit Managers Association of California note amounted to $1,325,000 and $1,286,000, respectively. Interest expense on notes payable amounted to $43,000 and $42,000 during the six months ended June 30, 2013 and 2012, respectively.  Interest expense on notes payable amounted to $22,000 and $21,000 during the three months ended June 30, 2013 and 20112, respectively.  In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company has recorded an accrued liability of $18,000 as an estimated settlement with the lender.

7.           Deferred Revenues

The Company had deferred $274,000 and $118,000 in revenue related to production and development contracts at June 30, 2013 and December 31, 2012, respectively. The Company anticipates that the June 30, 2013 deferred revenue balance will be recognized in the third quarter of 2013.

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

9.	Stock Options

Stock Option Program Description

As of June 30, 2013, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. The 2006 Plan has a total of 3,000,000 shares reserved for issuance, of which zero and 20,000 were granted in the six months ended June 30, 2013 and 2012, respectively, and 2,111,000 shares were available for grant as of June 30, 2013. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

Stock-based compensation expense related to stock options was $6,000 and $166,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the total compensation cost related to non-vested awards not yet recognized is $12,000. The remaining period over which the future compensation cost is expected to be recognized is 20 months.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at June 30, 2013	810,000	$0.64	3.57	$—
Exercisable at June 30, 2013	625,000	$0.80	3.81	$—
Vested and expected to vest (2)	810,000	$0.64	3.57	$—
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

     The exercise prices of the options outstanding at June 30, 2013 ranged from $0.07 to $4.35. The weighted average grant-date fair value of options granted during the six months ended June 30, 2012 was $0.15. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

    Unvested share activity for the six months ended June 30, 2013 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	236,000	$0.04
Granted	—	$—
Vested	(50,000)	$0.11
Forfeited	—	$—
Unvested balance at June 30, 2013	186,000	$0.07

The fair values of all stock options granted during the six months ended June 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the six months ended
	June 30, 2013	June 30, 2012
Expected life (in years)	—	6.5
Average risk-free interest rate	—	1.66%
Expected volatility	—	108%
Expected dividend yield	—	0%
Forfeiture rate	—	3%

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

The following is a summary of changes to outstanding warrants for the six months ended June 30, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at June 30, 2013	11,250,000	$0.22	3.50
Exercisable at June 30, 2013	—	$—	—.

11.	Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 71% and 28%, respectively, of gross accounts receivable at June 30, 2013, and two customers represented 61% and 39%, respectively, of gross accounts receivable at December 31, 2012.

The Company's revenues are concentrated with few customers.  For the three and six months ended June 30, 2013, two customers represented 88% and 11% of gross revenues and two customers represented 83% and 13% of gross revenues, respectively.  For the three and six months ended June 30, 2012, two customers represented 52% and 40% of gross revenues and two customers represented 66% and 24% of gross revenues, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.

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

Enova has incurred significant operating losses in the past. As of June 30, 2013, we had an accumulated deficit of approximately $160.1 million, working capital of approximately negative $964,000 and shareholders’ deficit of approximately $3.4 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees have left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with continuing operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of June 30, 2013, the Company had approximately $8,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

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

SMITH ELECTRIC VEHICLES (SEV) – Enova continues to be SEV’s supplier of drive systems. SEV is a leader in the all EV market in North America and Europe.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 compared to Three and Six Months Ended June 30, 2012

Second Quarter of Fiscal 2013 vs. Second Quarter of Fiscal 2012

	Three Months Ended June 30,			As a % of Revenues June 30,
	2013	2012	% Change	2013	2012
Revenues	$232,000	$543,000	-57%	100%	100%
Cost of revenues	425,000	746,000	-43%	183%	-137%
Gross loss	(193,000)	(203,000)	-5%	-83%	-37%
Operating expenses
Research and development	-	338,000	-100%	0%	62%
Selling, general & administrative	155,000	1,145,000	-86%	67%	211%
Total operating expenses	155,000	1,483,000	-90%	67%	273%
Operating loss	(348,000)	(1,686,000)	-79%	-150%	-310%
Other income (expense)
Interest and other income (expense)	8,000	(101,000)	-108%	3%	-19%
Total other income (expense)	8,000	(101,000)	-108%	3%	-19%
Net loss	$(340,000)	$(1,787,000)	-81%	-147%	-329%

First Six Months of Fiscal 2013 vs. First Six Months of Fiscal 2012

	Six Months Ended June 30,			As a % of Revenues June 30,
	2013	2012	% Change	2013	2012
Revenues	$285,000	$903,000	-68%	100%	100%
Cost of revenues	481,000	1,582,000	-70%	169%	175%
Gross loss	(196,000)	(679,000)	-71%	-69%	-75%
Operating expenses
Research and development	-	804,000	-100%	0%	89%
Selling, general & administrative	538,000	2,398,000	-78%	189%	266%
Total operating expenses	538,000	3,202,000	-83%	189%	355%
Operating loss	(734,000)	(3,881,000)	-81%	-258%	-430%
Other income (expense)
Interest and other income (expense)	(12,000)	(121,000)	-90%	-4%	-13%
Total other income (expense)	(12,000)	(121,000)	-90%	-4%	-13%
Net loss	$(746,000)	$(4,002,000)	-81%	-262%	-443%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the current year were negatively affected by capacity constraints to pursue new business due to our restructuring in June 2012.  We believe the industry is affected by continued uncertainty over battery performance and non-recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems.  The decrease in revenue for the three and six months ended June 30, 2013 compared to the same period in 2012 was mainly due to a decrease in deliveries to our core customer base in Asia.  Revenues in the first three and six months of 2013 were mainly attributed to continued shipments to First Auto Works in China and the Smith Electric Vehicles in the U.S.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen some indications from customers to support future revenue, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three and six months ended June 30, 2013 decreased primarily due to the decrease in revenue compared to the same period in the prior year and, in addition, we recorded a charge of approximately $893,000 during the first six months of 2012 to increase our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Loss. The decrease in gross loss for the three and six months ended June 30, 2013 compared to the same period in the prior year is primarily attributable to the recording of an increase in the inventory obsolescence reserve in the first six months of 2012.

Research and Development (“R&D”). R&D costs decreased for the three and six months ended June 30, 2013 compared to the same periods in the prior year as our engineering staff was reduced in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and six months ended June 30, 2013 compared to the same period in the prior year is attributable to the resignation of approximately 80% of the Company’s workforce from June 2012 and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) for the three and six months ended June 30, 2013 compared to the same period decreased primarily due to fixed asset impairment charges recorded in the prior year period.

Net Loss. The decrease in the net loss for the three and six months ended June 30, 2013 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs and a decrease in the inventory obsolescence reserve compared to 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended June 30, 2013 were financed by product sales and from working capital reserves.

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

Net cash used in operating activities was $50,000 for the six months ended June 30, 2013, a decrease of $2,918,000 compared to $2,968,000 for the six months ended June 30, 2012. Operating cash used in the first six months of 2013 decreased compared to the prior year period primarily due to over 80% of our workforce leaving the Company in June 2012 that decreased our ongoing operational costs in the current year.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $1,319,000 for the six months ended June 30, 2013 as compared to the same period in the prior year primarily a decrease in the inventory reserve charges and in the current year period and lower depreciation expense in 2013 due to the end of the lease at our former headquarters in January 2013.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of June 30, 2013, the Company had $8,000 of cash and cash equivalents compared to $57,000 as of December 31, 2012.

    Net cash provided by investing activities was $29,000 for the six months ended June 30, 2013 compared to net cash used of $16,000 for the six months ended June 30, 2012. The Company recorded net proceeds of $29,000 from the sale of vehicles in 2013 and, subsequent to the reduction in our work force in the second quarter of 2012, halted further capital expenditures.

Net cash used in financing activities was $28,000 for the six months ended June 30, 2013, a decrease of $149,000 compared to net cash from financing activities of $121,000 for the six months ended June 30, 2012.  The decrease was primarily attributable to proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable decreased by $30,000, or 14%, to $178,000 at June 30, 2013 compared to a balance of $208,000 at December 31, 2012. The decrease in the receivable balance was primarily due to collections of receivables due.  As of June 30, 2013 and December 31, 2012, the Company maintained a reserve for doubtful accounts receivable of $254,000 and 313,000, respectively, related to financial instability at a major customer.

Net inventory and supplies decreased by $170,000, or 8%, to $2,033,000 at June 30, 2013 compared to a balance of $2,203,000 at December 31, 2012.  The decrease resulted from net inventory activity including receipts totaling $298,000, consumption of $268,000 and an inventory reserve charge of $200,000.

Prepaid expenses and other current assets decreased by $123,000, or 51%, to $119,000 at June 30, 2013 compared to a balance of $242,000 at December 31, 2012. The decrease was primarily due to a decrease in deposits to vendors in support of a customer purchase orders and decreases in prepaid rent and insurance in the first half of 2013.

Long term accounts receivable decreased by $27,000, or 71%, to $11,000 at June 30, 2013 compared to a balance of $38,000 at December 31, 2012. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. The Company continues to remedy all warranty claims and therefore anticipates collection of this receivable.

 Property and equipment, net of depreciation, decreased by $124,000, or 40%, to $183,000 at June 30, 2013 compared to a balance of $307,000 at December 31, 2012.  The decrease is primarily due to depreciation expense of $91,000 and a loss on disposed assets of $33,000.

Accounts payable increased by $30,000, or 5%, to $588,000 at June 30, 2013 compared to a balance of $558,000 at December 31, 2012. The increase was primarily due to inventory purchases made in the second quarter of 2013 in support of a customer order and payment deferrals due to the financial condition of the Company.

Deferred revenues increased by $156,000, or 132%, to $274,000 at June 30, 2013 compared to a balance of $118,000 at December 31, 2012.  The Company received prepayments on purchase orders from certain customers, which are expected to be recognized as revenue in the third quarter of 2013.

Accrued payroll and related expenses increased by $21,000, or 21%, to $119,000 at June 30, 2013 compared to a balance of $98,000 at December 31, 2012. The increase was primarily due to an increase in unpaid compensation in the second quarter of 2013 resulting from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at June 30, 2013 compared to the balance at December 31, 2012.  As disclosed in Item 1. Legal Proceedings, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities decreased by $4,000, or 2%, to $251,000 at June 30, 2013 compared to a balance of $255,000 at December 31, 2012.  The decrease was primarily due to a decrease in the accrual for professional services incurred in the first half of 2013.

Accrued interest payable increased by $42,000, or 3%, to $1,360,000 at June 30, 2013 compared to a balance of $1,318,000 at December 31, 2012. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,325,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At June 30, 2013, the Company had an accumulated deficit of approximately $160.1 million, working capital of approximately negative $964,000 and shareholders’ deficit of approximately $3.4 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds may require the Company to eliminate its product development, relinquish some or even all rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also may adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of June 30, 2013, the Company had approximately $8,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

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

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over disclosure controls and procedures was not effective as of June 30, 2013.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of June 30, 2013, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of June 30, 2013.

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

Date:  August 14, 2013

ENOVA SYSTEMS, INC. (Registrant)

By; /s/ John Micek
      John Micek, Chief Executive Officer and Chief Financial Officer

-22