Form 10-Q
period 2013-09-30
ENOVA SYSTEMS INC
filed 2013-11-19
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2013

or

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

(650) 346-4770
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

As of October 31, 2013, there were 44,520,197 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
	September 30, 2013	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$(2,000)	$57,000
Accounts receivable, net	136,000	208,000
Inventories and supplies, net	1,888,000	2,203,000
Prepaid expenses and other current assets	87,000	242,000
Total current assets	2,109,000	2,710,000
Long term accounts receivable	17,000	38,000
Property and equipment, net	95,000	307,000
Total assets	$2,221,000	$3,055,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$643,000	$558,000
Loans from employees	19,000	-
Deferred revenues	213,000	118,000
Accrued payroll and related expenses	162,000	98,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	220,000	255,000
Current portion of notes payable	56,000	66,000
Total current liabilities	3,327,000	3,109,000
Accrued interest payable	1,380,000	1,318,000
Notes payable, net of current portion	1,241,000	1,262,000
Total liabilities	5,948,000	5,689,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 2,642,000 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2013 and December 31, 2012	528,000	528,000
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2013 and December 31, 2012	1,094,000	1,094,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	145,512,000	145,512,000
Additional paid-in capital	9,585,000	9,579,000
Accumulated deficit	(160,446000)	(159,347,000)
Total stockholders' deficit	(3,727,000)	(2,634,000)
Total liabilities and stockholders' deficit	$2,221,000	$3,055,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Revenues	$140,000	$152,000	$425,000	$1,055,000
Cost of revenues	162,000	140,000	643,000	1,722,000
Gross income (loss)	(22,000)	12,000	(218,000)	(667,000)
Operating expenses
Research and development	-	1,000	-	805,000
Selling, general & administrative	216,000	731,000	754,000	3,129,000
Total operating expenses	216,000	732,000	754,000	3,934,000
Operating loss	(238,000)	(720,000)	(972,000)	(3,881,000)
Other income and (expense)
Interest and other income (expense)	(115,000)	(29,000)	(127,000)	(150,000)
Total other income and (expense)	(115,000)	(29,000)	(127,000)	(150,000)
Net loss	$(353,000)	$(749,000)	$(1,099,000)	$(4,751,000)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.11)
Weighted average number of common shares outstanding	44,520,000	44,520,000	44,520,000	43,757,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2013	2012
Net loss	$(1,099,000)	$(4,751,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	(46,000)	197,000
Inventory reserve	267,000	945,000
Depreciation and amortization	114,000	351,000
Loss on disposal of fixed assets	4,000	-
Loss on asset impairment	65,000	68,000
Stock option expense	6,000	169,000
(Increase) decrease in:
Accounts receivable	118,000	240,000
Inventory and supplies	48,000	231,000
Prepaid expenses and other current assets	155,000	94,000
Long term receivables	21,000	6,000
Increase (decrease) in:
Accounts payable	85,000	(121,000)
Loans from employees	19,000	-
Deferred revenues	95,000	(302,000)
Accrued payroll and related expense	64,000	(163,000)
Other accrued liabilities	(35,000)	(112,000)
Accrued interest payable	62,000	61,000
Net cash used in operating activities	(57,000)	(3,087,000)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	29,000	-
Purchases of property and equipment	-	(16,000)
Net cash provided by (used) in investing activities	29,000	(16,000)

Cash flows from financing activities:
Payment on notes payable	(31,000)	(17,000)
Net proceeds from the issuance of common stock	-	132,000
Net cash provided by (used in) financing activities	(31,000)	115,000

Net decrease in cash and cash equivalents	(59,000)	(2,988,000)
Cash and cash equivalents, beginning of period	57,000	3,096,000
Cash and cash equivalents, end of period	$(2,000)	$108,000

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$4,000
Supplemental disclosure of non cash investing and financing:
Shares issued for services	$-	$62,000

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

ON SEPTEMBER 24, 2013, THE COMPANY ENTERED INTO A SETTLEMENT AGREEMENT WITH ARENS PROVIDING A PERIOD OF 120 DAYS TO SETTLE THE JUDGMENT FOR THE AMOUNT OF $300,000.  THE COMPANY DOES NOT HAVE VISIBILITY FOR ADDITIONAL FINANCING TO MAKE PAYMENT UNDER THE AGREEMENT.

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three and nine months ended September 30, 2013 and 2012 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

    THE FINANCIAL STATEMENTS AND ACCOMPANYING MANAGEMENTS  DISCUSSION FOR THE THREE AND NINE MONTH PERIOD ENDING SEPTEMBER 30, 2013  HAVE NOT BEEN REVIEWED BY THE COMPANY's REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM. OUR REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM HAS NOT BEEN INVOLVED IN THE FILING OF THE SEPTEMBER 30,2013 FORM 10Q.

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

     To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of approximately $160.4 million, cash and cash equivalents of negative $2,000, working capital of approximately negative $1,218,000 and shareholders’ deficit of approximately $3.7 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. As a result of having insufficient funds, the Company has delayed all of its product development.  Failure to obtain adequate financing also will adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

The Company continues to pursue other options to raise additional capital to fund its operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

As of September 30, 2013, the Company had approximately negative $2,000 in cash and cash equivalents and does not anticipate that its anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2013 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three months ended September 30, 2013 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Deferred Revenues

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under deferred revenues. When the Company enters into production and development contracts with customers, an evaluation is made to ascertain the specific revenue generating activities of each contract and establishes the units of accounting for each activity. Revenue on these units of accounting is not recognized until a) there is persuasive evidence of the existence of a contract, b) the service has been rendered and delivery has occurred, c) there is a fixed and determinable price, and d) collectability is reasonable assured.

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2013	December 31, 2012
Raw materials	$3,144,000	$3,988,000
Work in progress	222,000	2,000
Finished goods	472,000	587,000
Reserve for obsolescence	(1,950,000)	(2,374,000)
Total	$1,888,000	$2,203,000

       In the nine months ended September 30, 2013, the Company exchanged excess inventory with an original book value totaling $830,000 as settlement for vendor payables. Inventory reserve charged to operations amounted to $267,000 and $945,000 for the nine months ended September 30, 2013 and 2012, respectively.  Inventory valuation adjustments and other inventory write-offs amounted to $699,000 and $161,000 for the nine months ended September 30, 2013 and 2012, respectively.

4.	Property and Equipment

Property and equipment consisted of the following at:

	September 30, 2013	December 31, 2012
Computers and software	$59,000	$580,000
Machinery and equipment	251,000	535,000
Furniture and office equipment	86,000	87,000
Demonstration vehicles and buses	423,000	675,000
Leasehold improvements	-	1,327,000
	819,000	3,204,000
Less accumulated depreciation and amortization	(724,000)	(2,897,000)
Total	$95,000	$307,000

Depreciation and amortization expense was $114,000 and $351,000 for the nine months ended September 30, 2013 and 2012, respectively, and within those total expenses, the amortization of leasehold improvements was $22,000 and $196,000 for the nine months ended September 30, 2013 and 2012, respectively. Depreciation and amortization expense was $23,000 and $113,000 for the three months ended September 30, 2013 and 2012, respectively, and within those total expenses, the amortization of leasehold improvements was $0 and $65,000 for the three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013, fixed assets with an original book value of $272,000 were exchanged in settlement of vendor payables, two vehicles were sold and one vehicle was repossessed. In addition, three vehicles were repossessed in October.  For the three months ended September 30, 2013, the Company recorded a loss on the impairment of fixed assets of $65,000 for the three vehicles repossessed in October.  For the nine months ended September 30, 2013, the Company recorded proceeds from the sale of fixed assets of $29,000, a loss on the impairment of fixed assets of $65,000 and a loss on the disposal of fixed assets of $4,000, and an impairment loss of $68,000 for the three and nine months ended September 30, 2012.  In addition, the Company’s headquarters lease expired on January 31, 2013, which resulted in a decrease in gross leasehold improvements in the amount of $1,327,000 and a net book value of zero.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	September 30, 2013	December 31, 2012
Accrued inventory received	$10,000	$14,000
Accrued professional services	89,000	45,000
Accrued warranty	96,000	117,000
Other	25,000	79,000
Total	$220,000	$255,000

    Accrued warranty consisted of the following activities during the nine months ended September 30:

	2013	2012
Balance at beginning of year	$117,000	$227,000
Accruals for warranties issued during the period	96,000	94,000
Warranty claims	(117,000)	(216,000)
Balance at end of quarter	$96,000	$105,000

    Accrued warranty consisted of the following activities during the three months ended September 30:

	2013	2012
Balance at beginning of quarter	$111,000	$140,000
Accruals for warranties issued during the period	39,000	14,000
Warranty claims	(54,000)	(49,000)
Balance at end of quarter	$96,000	$105,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	September 30, 2013	December 31, 2012
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2013), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	5,000	11,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	5,000	8,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	9,000	14,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	-	17,000
	1,297,000	1,328,000
Less current portion of notes payable	(56,000)	(66,000)
Notes payable, net of current portion	$1,241,000	$1,262,000

As of September 30, 2013 and December 31, 2012, the balance of long term interest payable amounted to $1,380,000 and $1,318,000, respectively, of which the Credit Managers Association of California note amounted to $1,344,000 and $1,286,000, respectively. Interest expense on notes payable amounted to $64,000 and $65,000 during the nine months ended September 30, 2013 and 2012, respectively.  Interest expense on notes payable amounted to $21,000 and $24,000 during the three months ended September 30, 2013 and 20112, respectively.  In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement.

7.           Deferred Revenues

The Company had deferred $213,000 and $118,000 in revenue related to production and development contracts at September 30, 2013 and December 31, 2012, respectively. The Company anticipates that the September 30, 2013 deferred revenue balance will be recognized by the first quarter of 2014.

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

Stock Option Program Description

As of September 30, 2013, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

    The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. On August 27, 2013, the Board of Directors of Enova Systems approved amendments to Enova's 2006 Equity Compensation Plan (a) to increase the number of shares authorized for issuance from 3,000,000 shares to 9,000,000 shares and (b) to increase the number of shares of common stock that may be issued to an individual in any calendar year from 500,000 shares to 5,000,000 shares. Of the 9,000,000 shares reserved for issuance under the amended 2006 Plan, of which 4,400,000 and 270,000 were granted in the nine months ended September 30, 2013 and 2012, respectively, and 3,711,000 shares were available for grant as of September 30, 2013. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

    Stock-based compensation expense related to stock options was $6,000 and $166,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the total compensation cost related to non-vested awards not yet recognized is $48,000. The remaining period over which the future compensation cost is expected to be recognized is 32 months.

    The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Granted	4,400,000	$0.02	2.91	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at September 30, 2013	5,210,000	$0.12	2.97	$—
Exercisable at September 30, 2013	650,000	$0.78	3.54	$—
Vested and expected to vest (2)	5,210,000	$0.12	2.97	$—

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

     The exercise prices of the options outstanding at September 30, 2013 ranged from $0.07 to $4.35. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $0.02 and $0.05, respectively. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the nine months ended September 30, 2013 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2012	236,000	$0.04
Granted	4,400,000	$0.02
Vested	(76,000)	$0.11
Forfeited	—	$—
Unvested balance at September 30, 2013	4,560,000	$0.02

The fair values of all stock options granted during the nine months ended September 30, 2013 and 2012 were estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	For the nine months ended
	September 30, 2013	September 30, 2012
Expected life (in years)	2	6.5
Average risk-free interest rate	1.66%	1.66%
Expected volatility	111%	108%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

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

    The following is a summary of changes to outstanding warrants for the nine months ended September 30, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at September 30, 2013	11,250,000	$0.22	3.25
Exercisable at September 30, 2013	—	$—	—.

11.	Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 62% and 38%, respectively, of gross accounts receivable at September 30, 2013, and two customers represented 61% and 39%, respectively, of gross accounts receivable at December 31, 2012.

The Company's revenues are concentrated with few customers.  For the three and nine months ended September 30, 2013, two customers represented 63% and 32% of gross revenues and two customers represented 76% and 19% of gross revenues, respectively.  For the three and nine months ended September 30, 2012, two customers represented 65% and 31% of gross revenues and two customers represented 66% and 21% of gross revenues, respectively.

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

Enova has incurred significant operating losses in the past. As of September 30, 2013, we had an accumulated deficit of approximately $160.4 million, working capital of approximately negative $1,218,000 and shareholders’ deficit of approximately $3.7 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of September 30, 2013, the Company had approximately negative $2,000 in cash and cash equivalents and we do not anticipate that our anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

Customer Highlights

FIRST AUTO WORKS (FAW) - Enova continues to supply FAW drive systems for their hybrid buses. Since the 2008 Olympics in Beijing, Enova Systems and First Auto Works have deployed over 500 vehicles utilizing Enova’s pre-transmission hybrid drive system components. First Auto Works is one of China’s largest vehicle producers, manufacturing in excess of 1,000,000 vehicles annually.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012

Second Quarter of Fiscal 2013 vs. Second Quarter of Fiscal 2012

	Three Months Ended September 30,			As a % of Revenues September 30,
	2013	2012	% Change	2013	2012
Revenues	$140,000	$152,000	-8%	100%	100%
Cost of revenues	162,000	140,000	16%	116%	92%
Gross loss	(22,000)	12,000	-283%	-16%	8%
Operating expenses
Research and development	-	1,000	-100%	0%	1%
Selling, general & administrative	216,000	731,000	-70%	154%	481%
Total operating expenses	216,000	732,000	-70%	154%	482%
Operating loss	(238,000)	(720,000)	-67%	-170%	-474%
Other income (expense)
Interest and other income (expense)	(115,000)	(29,000)	297%	-82%	-19%
Total other income (expense)	(115,000)	(29,000)	297%	-82%	-19%
Net loss	$(353,000)	$(749,000)	-52%	-252%	-493%

First Nine Months of Fiscal 2013 vs. First Nine Months of Fiscal 2012

	Nine Months Ended September 30,			As a % of Revenues September 30,
	2013	2012	% Change	2013	2012
Revenues	$425,000	$1,055,000	-60%	100%	100%
Cost of revenues	643,000	1,722,000	-63%	151%	163%
Gross loss	(218,000)	(667,000)	-67%	-51%	-63%
Operating expenses
Research and development	-	805,000	-100%	0%	76%
Selling, general & administrative	754,000	3,129,000	-76%	177%	297%
Total operating expenses	754,000	3,934,000	-81%	177%	373%
Operating loss	(972,000)	(4,601,000)	-79%	-229%	-436%
Other income (expense)
Interest and other income (expense)	(127,000)	(150,000)	-15%	-30%	-14%
Total other income (expense)	(127,000)	(150,000)	-15%	-30%	-14%
Net loss	$(1,099,000)	$(4,751,000)	-77%	-259%	-450%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Revenues in the current year were negatively affected by capacity constraints to pursue new business due to our restructuring in June 2012.  We believe the industry is affected by continued uncertainty over battery performance and non-recoverable engineering costs associated with battery development.  As a result, OEM and other customers have delayed major all-electric vehicle marketing initiatives, resulting in decreased demand for our systems.  The decrease in revenue for the three and nine months ended September 30, 2013 compared to the same period in 2012 was mainly due to a decrease in deliveries to our core customer base in Asia.  Revenues in the first three and nine months of 2013 were mainly attributed to continued shipments to First Auto Works in China and the Smith Electric Vehicles in the U.S.  We will have fluctuations in revenue from quarter to quarter.  Although we have seen some indications from customers to support future revenue, there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended September 30, 2013 increased primarily due to an increase in warranty expense.  Cost of revenues for the nine months ended September 30, 2013 decreased primarily due to the decrease in revenue compared to the same period in the prior year and, in addition, we recorded a charge of approximately $945,000 during the first nine months of 2012 to increase our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.

Gross Loss. The decrease in gross loss for the three and nine months ended September 30, 2013 compared to the same period in the prior year is primarily attributable to the recording of an increase in the inventory obsolescence reserve in the first nine months of 2012.

Research and Development (“R&D”). R&D costs decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year as our engineering staff was reduced in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and nine months ended September 30, 2013 compared to the same period in the prior year is attributable to the resignation of approximately 80% of the Company’s workforce from June 2012 and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) for the three months ended September 30, 2013 increased and for the nine months ended September 30, 2013 decreased compared to the same period in the prior year primarily due to the timing of recording fixed asset impairment charges.

Net Loss. The decrease in the net loss for the three and nine months ended September 30, 2013 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs and a decrease in the inventory obsolescence reserve compared to 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended September 30, 2013 were financed from working capital reserves.

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

Net cash used in operating activities was $57,000 for the nine months ended September 30, 2013, a decrease of $3,030,000 compared to $3,087,000 for the nine months ended September 30, 2012. Operating cash used in the first nine months of 2013 decreased compared to the prior year period primarily due to over 80% of our workforce leaving the Company in June 2012 that decreased our ongoing operational costs in the current year.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $1,320,000 for the nine months ended September 30, 2013 as compared to the same period in the prior year primarily a decrease in the inventory reserve charges and in the current year period and lower depreciation expense in 2013 due to the end of the lease at our former headquarters in January 2013.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of September 30, 2013, the Company had negative $2,000 of cash and cash equivalents compared to $57,000 as of December 31, 2012.

Net cash provided by investing activities was $29,000 for the nine months ended September 30, 2013 compared to net cash used of $16,000 for the nine months ended September 30, 2012.  The Company recorded net proceeds of $29,000 from the sale of vehicles in 2013 and, subsequent to the reduction in our work force in the second quarter of 2012, halted further capital expenditures.

Net cash used in financing activities was $31,000 for the nine months ended September 30, 2013, a decrease of $1469,000 compared to net cash from financing activities of $115,000 for the nine months ended September 30, 2012.  The decrease was primarily attributable to proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable decreased by $72,000, or 35%, to $136,000 at September 30, 2013 compared to a balance of $208,000 at December 31, 2012. The decrease in the receivable balance was primarily due to collections of receivables due.  As of September 30, 2013 and December 31, 2012, the Company maintained a reserve for doubtful accounts receivable of $268,000 and 313,000, respectively, primarily related to financial instability at a major customer.

Net inventory and supplies decreased by $315,000, or 14%, to $1,888,000 at September 30, 2013 compared to a balance of $2,203,000 at December 31, 2012.  The decrease resulted from net inventory activity including receipts totaling $305,000, consumption of $277,000 and an inventory reserve charge of $267,000.

Prepaid expenses and other current assets decreased by $155,000, or 64%, to $95,000 at September 30, 2013 compared to a balance of $242,000 at December 31, 2012. The decrease was primarily due to a decrease in deposits to vendors in support of a customer purchase orders and decreases in prepaid rent and insurance in the first half of 2013.

Long term accounts receivable decreased by $21,000, or 55%, to $17,000 at September 30, 2013 compared to a balance of $38,000 at December 31, 2012. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. Due to its financial condition, the Company is not servicing warranty claims with the customer, which could delay collection of the receivable.  Therefore, management has determined to reserve the short-tem portion recorded in accounts receivables.

 Property and equipment, net of depreciation, decreased by $212,000, or 69%, to $95,000 at September 30, 2013 compared to a balance of $307,000 at December 31, 2012.  The decrease is primarily due to depreciation expense of $114,000 and a loss on disposed and impaired assets of $69,000.

Accounts payable increased by $85,000, or 15%, to $643,000 at September 30, 2013 compared to a balance of $558,000 at December 31, 2012. The increase was primarily due to inventory purchases made in the second quarter of 2013 in support of a customer order and payment deferrals due to the financial condition of the Company.

Loans from employees increased by $19,000, or 100%, to $19,000 at September 30, 2013 compared to a balance of $0 at December 31, 2012.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

Deferred revenues increased by $95,000, or 81%, to $213,000 at September 30, 2013 compared to a balance of $118,000 at December 31, 2012.  The Company received prepayments on purchase orders from certain customers, which are expected to be recognized as revenue by the first quarter of 2014.

Accrued payroll and related expenses increased by $64,000, or 65%, to $162,000 at September 30, 2013 compared to a balance of $98,000 at December 31, 2012. The increase was primarily due to an increase in unpaid compensation in the second and third quarters of 2013 resulting from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at September 30, 2013 compared to the balance at December 31, 2012.  As disclosed in Item 1. Legal Proceedings, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities decreased by $35,000, or 14%, to $220,000 at September 30, 2013 compared to a balance of $255,000 at December 31, 2012.  The decrease was primarily due to a decrease in the accrual for professional services incurred in the first nine months of 2013.

Accrued interest payable increased by $62,000, or 5%, to $1,380,000 at September 30, 2013 compared to a balance of $1,318,000 at December 31, 2012. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,344,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of approximately $160.4 million, working capital of approximately negative $1,218,000 and shareholders’ deficit of approximately $3.7 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing working capital, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds has required the Company to eliminate its product development, and may result in relinquishing rights to product candidates at an earlier stage of development or negotiate less favorable terms than it would otherwise choose.  Failure to obtain adequate financing also will adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of September 30, 2013, the Company had approximately negative $2,000 in cash and cash equivalents and we do not anticipate that our existing anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

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

        On September 24, 2013, and in order to avoid the risks and costs associated with the pending appeal, Enova and Arens entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") to resolve the remaining issues between them. Under the terms of the Settlement Agreement, Enova was required to file, and filed on September 27, 2013, a motion to dismiss the pending appeal with prejudice. Arens agreed that, for a period of 120 calendar days from the date of the Settlement Agreement, Arens shall not take any action to enforce the Judgment. Thereafter, Arens will be entitled, without further notice, to enforce the Judgment against Enova or otherwise exercise all available procedures and remedies for collection of the full amount of the Judgment; and Enova agrees that it will not contest the validity of the Judgment. However, notwithstanding the foregoing, if Enova pays Arens $300,000 at any time during such 120 day period, then within 3 business days after Arens receives confirmation of such payment, Arens will file a satisfaction of judgment stating that the Judgment has been satisfied. Upon receipt of such $300,000 payment, Arens will completely release and forever discharge Enova from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. In exchange for Arens's release, Enova will completely release and forever discharge Arens from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement.

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

    As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures for the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s internal control over disclosure controls and procedures was not effective as of September 30, 2013.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of September 30, 2013, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of September 30, 2013.

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

        On September 24, 2013, and in order to avoid the risks and costs associated with the pending appeal, Enova and Arens entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") to resolve the remaining issues between them. Under the terms of the Settlement Agreement, Enova was required to file, and filed on September 27, 2013, a motion to dismiss the pending appeal with prejudice. Arens agreed that, for a period of 120 calendar days from the date of the Settlement Agreement, Arens shall not take any action to enforce the Judgment. Thereafter, Arens will be entitled, without further notice, to enforce the Judgment against Enova or otherwise exercise all available procedures and remedies for collection of the full amount of the Judgment; and Enova agrees that it will not contest the validity of the Judgment. However, notwithstanding the foregoing, if Enova pays Arens $300,000 at any time during such 120 day period, then within 3 business days after Arens receives confirmation of such payment, Arens will file a satisfaction of judgment stating that the Judgment has been satisfied. Upon receipt of such $300,000 payment, Arens will completely release and forever discharge Enova from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. In exchange for Arens's release, Enova will completely release and forever discharge Arens from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement.

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

Date:  November 19, 2013

ENOVA SYSTEMS, INC. (Registrant)

By; /s/ John Micek
      John Micek, Chief Executive Officer and Chief Financial Officer