Form 10-Q/A
period 2013-09-30
ENOVA SYSTEMS INC
filed 2014-05-02
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of March 31, 2014 , there were 64,520,195 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Enova Systems, Inc. (the “Company”) for the quarter ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 19, 2013 (“Original Filing”).

The Original Filing was not reviewed by the Company’s Registered Independent Accounting Firm.  This Amendment of the financial statements and accompanying Management’s Discussion for the three and nine months ended September 30, 2013 was reviewed by the Company’s Registered Independent Public Accounting Firm.   In addition, the Amendment reflects an assessment by the Company’s management to increase the reserve for obsolete inventory by approximately $1,000,000, which resulted in a decrease in the stockholders’ deficit from approximately minus $3.7 million to approximately minus $4.7 million.

Pursuant to Rule 406T of Regulation ST, the Interactive Data Files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
	September 30, 2013	December 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$57,000
Accounts receivable, net	136,000	208,000
Inventories and supplies, net	871,000	2,203,000
Prepaid expenses and other current assets	87,000	242,000
Total current assets	1,094,000	2,710,000
Long term accounts receivable	18,000	38,000
Property and equipment, net	95,000	307,000
Total assets	$1,207,000	$3,055,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Bank overdraft	$2,000	$-
Accounts payable	643,000	558,000
Loans from employees	19,000	-
Deferred revenues	213,000	118,000
Accrued payroll and related expenses	162,000	98,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	217,000	255,000
Current portion of notes payable	56,000	66,000
Total current liabilities	3,326,000	3,109,000
Accrued interest payable	1,380,000	1,318,000
Notes payable, net of current portion	1,241,000	1,262,000
Total liabilities	5,947,000	5,689,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2013 and December 31, 2012	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2013 and December 31, 2012	1,094,000	1,094,000
Common Stock to be issued	528,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	145,512,000	145,512,000
Additional paid-in capital	9,589,000	9,579,000
Accumulated deficit	(161,463, 000)	(159,347,000)
Total stockholders' deficit	(4 ,740,000)	(2,634,000)
Total liabilities and stockholders' deficit	$1,207,000	$3,055,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Revenues	$140,000	$152,000	$425,000	$1,055,000
Cost of revenues	1,179,000	140,000	1,660,000	1,722,000
Gross income (loss)	(1,039,000)	12,000	(1,235,000)	(667,000)
Operating expenses
Research and development	-	1,000	-	805,000
Selling, general & administrative	216,000	731,000	754,000	3,129,000
Total operating expenses	216,000	732,000	754,000	3,934,000
Operating loss	(1,255,000)	(720,000)	(1,989,000)	(3,881,000)
Other income and (expense)
Interest and other income (expense)	(115,000)	(29,000)	(127,000)	(150,000)
Total other income and (expense)	(115,000)	(29,000)	(127,000)	(150,000)
Net loss	$(1,370,000)	$(749,000)	$(2,116,000)	$(4,751,000)
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.11)
Weighted average number of common shares outstanding	44,520,000	44,520,000	44,520,000	43,757,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30
	2013	2012
Net loss	$(2,116,000)	$(4,751,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	(46,000)	197,000
Inventory reserve	1,207,000	945,000
Depreciation and amortization	114,000	351,000
Loss on disposal of fixed assets	4,000	-
Loss on asset impairment	45,000	68,000
Stock option expense	10,000	169,000
(Increase) decrease in:
Accounts receivable	118,000	240,000
Inventory and supplies	125,000	231,000
Prepaid expenses and other current assets	155,000	94,000
Long term receivables	20,000	6,000
Increase (decrease) in:
Accounts payable	85,000	(121,000)
Loans from employees	19,000	-
Deferred revenues	95,000	(302,000)
Accrued payroll and related expense	64,000	(163,000)
Other accrued liabilities	(38,000)	(112,000)
Accrued interest payable	62,000	61,000
Net cash used in operating activities	(77,000)	(3,087,000)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	29,000	-
Purchases of property and equipment	-	(16,000)
Net cash provided by (used) in investing activities	29,000	(16,000)

Cash flows from financing activities:
Proceeds from bank overdraft	2,000	-
Payment on notes payable	(11,000)	(17,000)
Net proceeds from the issuance of common stock	-	132,000
Net cash provided by (used in) financing activities	(9,000)	115,000

Net decrease in cash and cash equivalents	(57,000)	(2,988,000)
Cash and cash equivalents, beginning of period	57,000	3,096,000
Cash and cash equivalents, end of period	$-	$108,000

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$4,000
Supplemental disclosure of non cash investing and financing:
Shares issued for services	$-	$62,000

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

ON SEPTEMBER 24, 2013, THE COMPANY ENTERED INTO A SETTLEMENT AGREEMENT AND MUTUAL RELEASE WITH ARENS PROVIDING A PERIOD OF 120 DAYS TO SETTLE THE JUDGMENT FOR THE AMOUNT OF $300,000. THE COMPANY WAS NOT ABLE TO MAKE THE PAYMENT BY THE DUE DATE OF JANURY 22, 2014.  THEREFORE, THE JUDGMENT AGAINST THE COMPANY CAN BE ENFORCED WITHOUT FURTHER NOTICE.

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

     To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of approximately $161.5 million, cash and cash equivalents of negative $2,000, working capital of approximately negative $2.2 million and shareholders’ deficit of approximately $4.7 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2013	December 31, 2012
Raw materials	$3,144,000	$3,988,000
Work in progress	222,000	2,000
Finished goods	472,000	587,000
Reserve for obsolescence	(2,967,000)	(2,374,000)
Total	$871,000	$2,203,000

       In the nine months ended September 30, 2013, the Company exchanged excess inventory with an original book value totaling $830,000 as settlement for vendor payables. Inventory reserve charged to operations amounted to $1,207,000 and $945,000 for the nine months ended September 30, 2013 and 2012, respectively.  Inventory valuation adjustments and other inventory write-offs amounted to $699,000 and $161,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	September 30, 2013	December 31, 2012
Accrued inventory received	$10,000	$14,000
Accrued professional services	86,000	45,000
Accrued warranty	96,000	117,000
Other	25,000	79,000
Total	$217,000	$255,000

    Accrued warranty consisted of the following activities during the nine months ended September 30:

	2013	2012
Balance at beginning of year	$117,000	$227,000
Accruals for warranties issued during the period	96,000	94,000
Warranty claims	(117,000)	(216,000)
Balance at end of quarter	$96,000	$105,000

    Accrued warranty consisted of the following activities during the three months ended September 30:

	2013	2012
Balance at beginning of quarter	$111,000	$140,000
Accruals for warranties issued during the period	39,000	14,000
Warranty claims	(54,000)	(49,000)
Balance at end of quarter	$96,000	$105,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:
	September 30, 2013	December 31, 2012
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2013), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	5,000	11,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	5,000	8,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	9,000	14,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	-	17,000
	1,297,000	1,328,000
Less current portion of notes payable	(56,000)	(66,000)
Notes payable, net of current portion	$1,241,000	$1,262,000

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

7.           Deferred Revenues

    The Company had deferred $213,000 and $118,000 in revenue related to production and development contracts at September 30, 2013 and December 31, 2012, respectively. The Company’s management is attempting to obtain funding to complete the orders in the second quarter of 2014.

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

    The following is a summary of changes to outstanding warrants for the nine months ended September 30, 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at September 30, 2013	11,250,000	$0.22	3.25
Exercisable at September 30, 2013	11,250,000	$0.22	3.25

11.	Concentrations

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

12.           Subsequent Events

The Company has evaluated subsequent events and has determined that other than noted below, there were no subsequent events to recognize or disclose in these financial statements.

On February 23, 2014, Enova Systems, Inc, entered into Subscription Agreements with various offshore investors to sell approximately GBP 150,000 in gross proceeds by a private subscription of 19,999,998 common shares to be newly issued on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange"). The common shares were issued at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors (the "Subscription"). In connection with the Subscription, Enova entered into an Agreement for the Provision of Receiving Agent Services (the "Agreement") with Daniel Stewart & Company PLC (UK) for receiving agent services. Daniel Stewart presently serves as the Nominated Adviser for the listing of Enova's common shares on the AIM Exchange.  The newly issued common shares for the Subscription were issued in three tranches of approximately GBP 50,000 each.

Daniel Stewart received an introducing agent's fee of 10% of the aggregate funds raised pursuant to the subscription in addition to reimbursement of expenses. Factoring in the commission, legal and other expenses of the offering, Enova received approximately US$223,000 in net proceeds.

The offer and sale of the shares were made pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). Among other things, each investor purchasing shares of Enova's common stock in the offering represented that the investor is not a United States person as defined in Regulation S. In addition, neither Enova nor the receiving agent conducted any selling efforts directed at the United States in connection with the offering. All shares of common stock issued in the offering included a restrictive legend indicating that the shares were issued pursuant to Regulation S under the Securities Act and are deemed to be "restricted securities." As a result, the purchasers of such shares will not be able to resell the shares unless in accordance with Regulation S, pursuant to a registration statement, or upon reliance of an applicable exemption from registration under the Securities Act. The shares to be sold pursuant to the Subscription Agreements were not registered under the Securities Act, and there is no obligation on the part of Enova to so register such shares.

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

Enova has incurred significant operating losses in the past. As of September 30, 2013, we had an accumulated deficit of approximately $ 161.5 million, working capital of approximately negative $2.2 million  and shareholders’ deficit of approximately $ 4.7 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of September 30, 2013, the Company had approximately negative $2,000 in cash and cash equivalents and we do not anticipate that our anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2013 to continue operations and market trading.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 compared to Three and Nine Months Ended September 30, 2012

Third  Quarter of Fiscal 2013 vs.  Third Quarter of Fiscal 2012

	Three Months Ended September 30,			As a % of Revenues September 30,
	2013	2012	% Change	2013	2012
Revenues	$140,000	$152,000	-8%	100%	100%
Cost of revenues	1,179,000	140,000	742%	842%	92%
Gross loss	(1,039,000)	12,000	-8758%	-742%	8%
Operating expenses
Research and development	-	1,000	-100%	0%	1%
Selling, general & administrative	216,000	731,000	-70%	154%	481%
Total operating expenses	216,000	732,000	-70%	154%	482%
Operating loss	(1,255,000)	(720,000)	-74%	-896%	-474%
Other income (expense)
Interest and other income (expense)	(115,000)	(29,000)	297%	-82%	-19%
Total other income (expense)	(115,000)	(29,000)	297%	-82%	-19%
Net loss	$(1,370,000)	$(749,000)	-83%	-979%	-493%

First Nine Months of Fiscal 2013 vs. First Nine Months of Fiscal 2012

	Nine Months Ended September 30,			As a % of Revenues September 30,
	2013	2012	% Change	2013	2012
Revenues	$425,000	$1,055,000	-60%	100%	100%
Cost of revenues	1,660,000	1,722,000	-4%	391%	163%
Gross loss	(1,235, 000)	(667,000)	-85%	-291%	-63%
Operating expenses
Research and development	-	805,000	-100%	0%	76%
Selling, general & administrative	754,000	3,129,000	-76%	177%	297%
Total operating expenses	754,000	3,934,000	-81%	177%	373%
Operating loss	(1,989,000)	(4,601,000)	-57%	-468%	-436%
Other income (expense)
Interest and other income (expense)	(127,000)	(150,000)	-15%	-30%	-14%
Total other income (expense)	(127,000)	(150,000)	-15%	-30%	-14%
Net loss	$(2,116,000)	$(4,751,000)	-55%	-498%	-450%

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

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended September 30, 2013 increased primarily due to an increase in the inventory reserve.  Cost of revenues for the nine months ended September 30, 2013 decreased primarily due to the decrease in revenue compared to the same period in the prior year and, in addition, we recorded a charge of approximately $1,207,000 and $945,000 during the first nine months of 2013 and 2012, respectively, to increase our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory as of those dates.

Gross Loss. The decrease in gross loss for the three months ended September 30, 2013 compared to the same period in the prior year is primarily attributable to the recording of an increase in the inventory obsolescence reserve in the three months ending September 30, 2013.  The decrease in gross loss for the nine months ending September 30, 2013 is primarily due to reduced revenue in that period.

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

Net Loss. The decrease in the net loss for the three and nine months ended September 30, 2013 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs.

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

Net cash used in operating activities was $77,000 for the nine months ended September 30, 2013, a decrease of $3,010,000 compared to $3,087,000 for the nine months ended September 30, 2012. Operating cash used in the first nine months of 2013 decreased compared to the prior year period primarily due to over 80% of our workforce leaving the Company in June 2012 that decreased our ongoing operational costs in the current year.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $1,320,000 for the nine months ended September 30, 2013 as compared to the same period in the prior year primarily a decrease in the inventory reserve charges and in the current year period and lower depreciation expense in 2013 due to the end of the lease at our former headquarters in January 2013.  The decrease in net loss was primarily due to a decrease in administrative and R&D expenses related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of September 30, 2013, the Company had negative $2,000 of cash and cash equivalents compared to $57,000 as of December 31, 2012.

Net cash provided by investing activities was $29,000 for the nine months ended September 30, 2013 compared to net cash used of $16,000 for the nine months ended September 30, 2012.  The Company recorded net proceeds of $29,000 from the sale of vehicles in 2013 and, subsequent to the reduction in our work force in the second quarter of 2012, halted further capital expenditures.

Net cash used in financing activities was $9,000 for the nine months ended September 30, 2013, a decrease of $124,000 compared to net cash from financing activities of $115,000 for the nine months ended September 30, 2012.  The decrease was primarily attributable to proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

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

Net inventory and supplies decreased by $1,332,000 , or 14%, to $871,000 at September 30, 2013 compared to a balance of $2,203,000 at December 31, 2012.  The decrease resulted from net inventory activity including receipts totaling $305,000, consumption of $430,000 and an inventory reserve charge of $1,207,000 .

Prepaid expenses and other current assets decreased by $155,000, or 64%, to $95,000 at September 30, 2013 compared to a balance of $242,000 at December 31, 2012. The decrease was primarily due to a decrease in deposits to vendors in support of a customer purchase orders and decreases in prepaid rent and insurance in the first half of 2013.

Long term accounts receivable decreased by $2,000 , or 53% , to $18,000 at September 30, 2013 compared to a balance of $38,000 at December 31, 2012. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. Due to its financial condition, the Company is not servicing warranty claims with the customer, which could delay collection of the receivable.  Therefore, management has determined to reserve the short-tem portion recorded in accounts receivables.

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

Deferred revenues increased by $95,000, or 81%, to $213,000 at September 30, 2013 compared to a balance of $118,000 at December 31, 2012.  The Company’s management is attempting to obtain funding to complete the orders in the second quarter of 2014.

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

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2013, the Company had an accumulated deficit of approximately $ 161.5 million, working capital of approximately negative $2.2 million  and shareholders’ deficit of approximately $ 4.7 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing working capital, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

On September 24, 2013, Enova and Arens entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") to resolve the remaining issues between them. Under the terms of the Settlement Agreement, Enova filed on September 27, 2013 a motion to dismiss the pending appeal with prejudice and Arens agreed that, for a period of 120 calendar days from the date of the Settlement Agreement, Arens would not take any action to enforce the Judgment. Thereafter, Arens is entitled, without further notice, to enforce the Judgment against Enova or otherwise exercise all available procedures and remedies for collection of the full amount of the Judgment and Enova has agreed not to contest the validity of the Judgment. However, if Enova had paid to Arens $300,000 at any time during the 120 day period, then within 3 business days after Arens received confirmation of such payment, Arens agreed to file a satisfaction of judgment stating that the Judgment has been satisfied and completely release and forever discharge Enova from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. In exchange for Arens's release, Enova agreed to completely release and forever discharge Arens from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. The Company was not able to comply with the due date for such payment by January 22, 2014.  Therefore, the judgment against the Company can be enforced without further notice.

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

          On   September 24, 2013, Enova and Arens entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") to resolve the remaining issues between them. Under the terms of the Settlement Agreement, Enova filed on September 27, 2013 a motion to dismiss the pending appeal with prejudice and Arens agreed that, for a period of 120 calendar days from the date of the Settlement Agreement, Arens would not take any action to enforce the Judgment. Thereafter, Arens is entitled, without further notice, to enforce the Judgment against Enova or otherwise exercise all available procedures and remedies for collection of the full amount of the Judgment and Enova has agreed not to contest the validity of the Judgment. However, if Enova had paid to Arens $300,000 at any time during the 120 day period, then within 3 business days after Arens received confirmation of such payment, Arens agreed to file a satisfaction of judgment stating that the Judgment has been satisfied and completely release and forever discharge Enova from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. In exchange for Arens's release, Enova agreed to completely release and forever discharge Arens from any and all claims for damages whatsoever that occurred prior to the date of the Settlement Agreement. The Company was not able to comply with the due date for such payment by January 22, 2014.  Therefore, the judgment against the Company can be enforced without further notice

       From time to time, we are subject to legal proceedings arising out of the conduct of our business, including matters relating to commercial transactions. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse outcomes in these matters, as well as potential ranges of probable losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

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

Date:  May 2, 2014

ENOVA SYSTEMS, INC. (Registrant)

By; /s/ John Micek
      John Micek, Chief Executive Officer and Chief Financial Officer