Form 10-K
period 2013-12-31
ENOVA SYSTEMS INC
filed 2014-05-02
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________

Commission file number 1-33001

ENOVA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

California	95-3056150
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2945 Columbia Street, Torrance, California 90503
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:
(650) 346-4770

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	None.

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [   ] No [X]

As of June 30, 2013, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $350,000 (based upon the closing price for shares of the Registrant’s common stock as reported by the OTCQB). As of March 31, 2014, there were 64,520,195 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ENOVA SYSTEMS, INC.
2013 FORM 10-K ANNUAL REPORT

-i-

PART I
ITEM 1. BUSINESS

General

In July 2000, we changed our name to Enova Systems, Inc. (“Enova” or “the Company”). Our company, previously known as U.S. Electricar, Inc., a California corporation, was incorporated on July 30, 1976.

THE FOLLOWING BUSINESS DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-K IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.6 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. ('ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING OR COLLECTION OF RECEIVABLES, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL INDIVIDUAL IN THE FINANCE DEPARTMENT.

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

Our product development strategy has been to design and introduce to market successively advanced products, each based on our core technical competencies. In each of our product/market segments, we provide products and services to leverage our core competencies in digital power management, power conversion and system integration. We believe that the underlying technical requirements shared among the market segments will allow us to more quickly transition from one emerging market to the next, with the goal of capturing early market share.

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

Our website, www.enovasystems.com, contains up-to-date information on our company, our products and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.

Due to the reduction in our operations in June 2012, our ability to produce electric and hybrid electric drive systems and components was severely restricted..  In 2013, we had limited sales for systems and components to First Auto Works of China (“FAW”) and Smith Electric Vehicles (“Smith”) as well as other domestic and international vehicle and bus manufacturers. Our various electric and hybrid-electric drive systems, power management and power conversion systems are being used in applications including several light, medium and heavy duty trucks, train locomotives, transit buses and industrial vehicles.

For the year ended December 31, 2013, the following customers each accounted for more than ten percent (10%) of our total revenues:

Customer	Percent
First Auto Works Group Corporation	76%
Smith Electric Vehicles, N.A.	19%

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

Strategic Alliances, Partnering and Technology Developments

Our strategy has been to adapt ourselves to the ever-changing environment of alternative fuel markets for mobile applications. Originally focusing on pure electric drive systems, we have the potential to be positioned as a global supplier of drive systems for electric, hybrid and fuel cell applications.

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

•
Smith Electric Vehicles N.A. Inc. (“Smith”) – Enova continues to supply Smith with electric drive system components. Smith has deployed several hundred vehicles utilizing Enova's electric drive system. Smith develops, produces and sells zero-emission commercial electric vehicles that are designed to be an alternative to traditional diesel trucks, providing higher efficiency and lower total cost of ownership. Smith has manufacturing facilities in Kansas City, Missouri, and outside of Newcastle, UK. Smith's vehicle designs leverage more than 80 years of market knowledge from selling and servicing electric vehicles in the United Kingdom. Smith produces the Newton and the Edison.

Through the first half of 2012, we continued development of our next generation Omni-series 200kVA-capable power inverter for hybrid-electric and all-electric vehicles power management and drive system component. The inverter has undergone a series of rigorous tests, based on specifications from FCCC, Navistar, Ford and Enova’s own internal requirements. We are also progressed in the design of a next generation on-board 10kW charger, which is designed to be compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. Our various electric and hybrid-electric drive systems, power management and power conversion systems continue to be used in applications including Class 3-6 trucks, transit buses and heavy industrial vehicles.

Research and development programs included our advanced power management systems for fuel cells and upgrades and improvements to our current power conversion and management components. Provided we can obtain additional resources, we intend to continue to research and develop new technologies and products, both internally and in conjunction with alliance partners and other manufacturers.

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

Manufacturing Strategy

We have developed a multi-tiered manufacturing strategy that allows us to meet the market’s demand for high quality production goods while optimizing cost of goods sold across the spectrum of low to high volumes. At the core of this strategy is a strong reliance on pre-selected highly qualified outside manufacturing houses that specialize in various aspects of the manufacturing process. This outsourcing strategy helps Enova control product costs while also minimizing fixed costs within the organization.

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

For the years ended December 31, 2013, and 2012, we spent $0 and $805,000, respectively, on internal research and development activities. In June 2012, our engineering staff was eliminated due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

Intellectual Property

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

Enova will evaluate technology protection on its Omni Drive System that may be pursued. The Omni system contains many areas where Enova will have unique advantages in comparison to existing technologies and the company intends to fully protect these areas. This process involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova.

Employees

As of December 31, 2013, we had a total of 1 full-time and 1 part-time employee.  We also employ one individual as a part-time independent contractor engaged on a monthly basis.

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

We may be forced into bankruptcy if we cannot reach a settlement with our two major creditors

Enova owes in excess of $4.6 million in aggregate to its two principal creditors, Arens Controls Company, L.L.C.  (“Arens”) and the Credit Managers Association.  Without immediate additional financing or collection of receivables, the Company will need to cease operations.  The Company currently has no visibility as to either additional financing or the collection of receivables.  Specifically, without a mutually acceptable settlement of the Arens Judgment arising out of Arens Controls Company, L.L.C. v. Enova Systems, Inc., Case No. 13-1102 (7th Circuit) in the amount of $2,014,169, the Company does not currently believe it has any alternative other than to cease operations.

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

To the extent that we raise additional capital by issuing equity securities as we did in 2011, April 2012, May 2012 and February 2014, our existing stockholders’ ownership may be substantially diluted. Any debt financing we enter into may involve covenants that restrict our operations or our ability to enter into other funding arrangements. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. In addition, if we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Our history of operating losses and our expectation of continuing losses may hurt our ability to reach profitability or continue operations.

We have experienced significant operating losses since our inception. Our net loss was $2,904,000 for the year ended December 31, 2013 and our accumulated deficit was $162,251,000 as of December 31, 2013. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop and market our products at higher margins. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are dependent on access to capital markets in order to fund continued operations of the Company.

We do not currently have adequate internal liquidity to fund the Company’s operations on an ongoing basis. We will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, and without substantial reductions in development programs and strategic initiatives, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following December 31, 2013.

Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer

Our revenue is dependent on significant orders from a limited number of customers. In the fiscal year ended December 31, 2013, our two largest customers comprised 95% of revenues. We believe that revenues from major customers will continue to represent a significant portion of our revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers could adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2013, the two highest outstanding accounts receivable balances totaled approximately $420,000 which represents 100% of our gross accounts receivable. If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at a manufacturing and warehouse facility at 2945 Columbia Street, Torrance, California which we are sub-leasing on a month-to-month basis.  We believe our facilities are adequate for our current needs. The lease on our former corporate offices ended on January 31, 2013.

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

Shares of our common stock now trade on the OTCQB Exchange under the trading symbols of “ENVA” and on the London Stock Exchange AIM Market under the symbol “ENVS.L” or “ENV.L”. Our common stock was listed on the NYSE MKT LLC up until we were delisted effective October 31, 2012. The following table sets forth the high and low sales closing prices of our Common Stock as reflected on the NYSE MKT LLC and OTCBB.
	Common Stock
	High Price	Low Price
Calendar 2013
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.01
First Quarter	$0.09	$0.01

Calendar 2012
Fourth Quarter	$0.12	$0.01
Third Quarter	$0.14	$0.04
Second Quarter	$0.38	$0.03
First Quarter	$0.55	$0.17

As of March 31, 2014, there were approximately 1,000 holders of record of our Common Stock. As of March 31, 2014, approximately 100 shareholders held our common stock to be issued and approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2013, Enova had an accumulated deficit of approximately $162,251,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of retained earnings, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2013, 2012 and 2011. The statement of operations data and balance sheet data for and as of the years ended December 31, 2013, 2012, and 2011 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	For and as of the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data
Net revenues	$426	$1,103	$6,622
Cost of revenues	2,078	2,407	6,364
Gross profit (loss)	(1,652)	(1,304)	258
Operating expenses
Research and development	-	805	2,039
Selling, general and administrative	1,081	3,915	5,075
Total operating expenses	1,081	4,720	7,114
Other income and (expense)
Loss on litigation	-	(2,014)	(41)
Interest and other income (expense), net	(171)	(197)	(87)
Total other income and (expense)	(171)	(2,211)	(128)
Net loss	$(2,904)	$(8,235)	$(6,984)
Per common share:
Basic and diluted loss per share	$(0.07)	$(0.19)	$(0.22)
Weighted average number of common shares outstanding	44,520	43,952	31,537
Balance Sheet Data
Total assets	$550	$3,055	$9,340
Long-term debt	$1,238	$1,262	$1,286
Shareholders’ equity (deficit)	$(5,522)	$(2,634)	$5,298

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2013 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements involving risks and uncertainties.

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

Results of Operations

Years Ended December 31, 2013 and 2012

Net Revenues. Net revenues were $426,000 for the year ended December 31, 2013, representing a decrease of $677,000 or 61% from net revenues of $1,103,000 during the same period in 2012. Revenues in the current year were negatively affected by uncertainty over the Company’s ability to continue operations after our restructuring in June 2012, which reduced our capacity to pursue new business.   The decrease in revenue for the twelve months ended December 31, 2013 compared to the same period in 2012 was mainly due to a decrease in deliveries to our core customer base in the United States.  Revenues in 2013 were mainly attributable to shipments to First Auto Works in China and Smith Electric Vehicles, N.A..  We will have fluctuations in revenue from quarter to quarter and there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues were $2,078,000 for the year ended December 31, 2013, compared to $2,407,000 for the year ended December 31, 2012, representing a decrease of $329,000, or 14%. Cost of revenues decreased in 2013 compared to the same period in the prior year primarily due to the decrease in revenue. We recorded a charge of approximately $1,660,000 and $1,436,000 during 2013 and 2012, respectively, increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.  Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as warranty accruals and inventory valuation reserve amounts. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales.

Gross Margin. The gross margin for the year ended December 31, 2013 was negative 387.8% compared to a negative 118.2% in the prior year. The decrease in gross margin is primarily attributable to lower production volumes and charges to increase the inventory reserve in 2013 associated with certain obsolete parts.

Research and Development Expenses. Research and development expenses consist primarily of personnel, facilities, equipment and supplies for our research and development activities. Non-funded development costs are reported as research and development expense. Research and development expenses during the year ended December 31, 2013 were $0 compared to $805,000 for the same period in 2012, a decrease of $805,000 or 100%. We reduced engineering staff in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold from the beginning of the second half of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of sales and marketing costs, including consulting fees and expenses for travel, promotional activities and personnel and related costs for the quality and field service functions and general corporate functions, including finance, strategic and business development, human resources, IT, accounting reserves and legal costs. Selling, general and administrative expenses decreased by $2,834,000, or 72%, during the year ended December 31, 2013 to $1,081,000 from $3,915,000 in the prior year, which decrease is attributable the Company’s implementation of reduced operational capacity, the termination of employment with the Company by approximately 90% of the Company’s workforce and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Loss on Litigation. For the year ended December 31, 2012, loss on litigation was $2,014,000 due to our recording a charge for a judgment entered in the litigation with Arens Controls, as detailed in Item 3 – Legal Proceedings of this Form 10-K.

Interest and Other Income (Expense). For the year ended December 31, 2013, interest and other expense was $171,000, an increase of $26,000 or 13%, from an expense of $197,000 in 2012. The primary reason for the increase is due to reduced impairment charges on the write-down of fixed assets.

Liquidity and Capital Resources

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2013 were financed by product sales working capital reserves and an equity offering in May 2012 that resulted in net proceeds of $132,000. As of December 31, 2013, the Company had $1,000 of cash and cash equivalents.

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

Net cash used in operating activities was $74,000 for the year ended December 31, 2013, an increase of $3,314,000 compared to $3,388,000 for the year ended December 31, 2012. Operating cash used increased in 2013 compared to the prior year primarily due to decreases in our operating expenses that resulted from the reduction of our operational capacity from June 2012 and the use of our existing cash resources to fund our current operations. Non-cash items include expense for stock-based compensation, depreciation and amortization, inventory reserve and other losses. These non-cash items decreased by $2,524,000 for the year ended December 31, 2013 as compared to the same period in the prior year primarily due to the accrual of the Arens litigation judgment in December 2012 and a decrease in depreciation due to the end of the lease for our former headquarters, which lease expired in January 2013.  The decrease in net loss was primarily due the decrease in our operating expenses of $3,639,000 as compared to 2012 and a decrease in other net expenses of $2,040,000.   As of December 31, 2013, the Company had $1,000 of cash and cash equivalents compared to $57,000 as of December 31, 2012.

Net cash from investing activities was $29,000 for the year ended December 31, 2013, compared to net cash $237,000 for the year ended December 31, 2012. In 2013 and 2012, proceeds from the sale of fixed assets were $29,000 and $53,000, respectively.  In 2012, a certificate of deposit investment of $200,000 was redeemed in order to fund drawdowns from an irrevocable letter of credit by Sunshine Distribution L.P. to pay rent on our corporate headquarters during the fourth quarter of 2012, and investing expenditures of $16,000 for capital expenditures were expended mainly for the acquisition and integration of test vehicles and for test equipment utilized in R&D and production.

    Net cash used in financing activities totaled $11,000 for the year ended December 31, 2013, a decrease of $123,000 compared to net cash provided by financing activities of $112,000 for the year ended December 31, 2012.   Financing activities in 2013 and 2012 for payments on vehicle notes were $11,000 and $20,000, respectively.   In 2012, we received proceeds of $132,000 from the issuance of Common Stock during second quarter of 2012 from the Lincoln Park facility, as explained in Note 11 – Stockholders’ Equity to the financial statements included in this Form 10-K..

    Net accounts receivable decreased by $208,000, or 100%, to $0 as of December 31, 2013 from $208,000 as of December 31, 2012.  The decrease in the receivable balance was primarily due to an increase in the Reserve for Doubtful Accounts.  As of December 31, 2013 and December 31, 2012, the Company maintained a reserve for doubtful accounts receivable of $404,000 and $313,000, respectively, primarily related to financial instability at a major customer and concern over the Company’s capacity to collect on overdue receivables.

    Inventory decreased by $1,776,000, or 81%, from $2,203,000 as of December 31, 2012 to $427,000 as of December 31, 2013.   The decrease resulted from net inventory activity including receipts totaling $305,000, consumption of $421,000 and an inventory reserve charge of $1,660,000.

    Prepaid expenses and other current assets decreased by $200,000, or 83%, to $42,000 at December 31, 2013 compared to a balance of $242,000 at December 31, 2012. The decrease was primarily due to a decrease in deposits to vendors in support of a customer purchase orders and decreases in prepaid rent and insurance in the first half of 2013.

    Long term accounts receivable decreased by $38,000, or 100%, to $0 at December 31, 2013 compared to a balance of $38,000 at December 31, 2012. The decrease is primarily due to reclassification of amounts that will be due within one year to current accounts receivable and an increase in the reserve for doubtful accounts .  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. Due to its financial condition, the Company is not servicing warranty claims with the customer, which could delay collection of the receivable.  Therefore, management has determined to reserve the full amount of the long-term receivable.

    Property and equipment, net of depreciation, decreased by $227,000, or 74%, to $80,000 at December 31, 2013 compared to a balance of $307,000 at December 31, 2012.  The decrease is primarily due to depreciation expense of $130,000 and a loss on disposed and impaired assets of $34,000.

    Accounts payable increased by $84,000, or 15%, to $642,000 at December 31, 2013 compared to a balance of $558,000 at December 31, 2012. The increase was primarily due to inventory purchases made in the second quarter of 2013 in support of a customer order and payment deferrals due to the financial condition of the Company.

    Loans from employees increased by $36,000, or 100%, to $36,000 at December 31, 2013 compared to a balance of $0 at December 31, 2012.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

    Deferred revenues increased by $95,000, or 81%, to $213,000 at December 31, 2013 compared to a balance of $118,000 at December 31, 2012.  The Company received prepayments on purchase orders from certain customers.  The Company’s management is attempting to obtain funding to complete the orders in the second quarter of 2014.

    Accrued payroll and related expenses increased by $96,000, or 98%, to $194,000 at December 31, 2013 compared to a balance of $98,000 at December 31, 2012. The increase was primarily due to an increase in unpaid compensation in the second and third quarters of 2013 resulting from the financial condition of the Company.

    Accrued loss for litigation settlement was unchanged at December 31, 2013 compared to the balance at December 31, 2012.  As disclosed in Item 3. Legal Proceedings of Part I of this Form 10-K, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.

    Other accrued liabilities increased by $39,000, or 15%, to $294,000 at December 31, 2013 compared to a balance of $255,000 at December 31, 2012.  The increase was primarily due to an increase in accruals for professional fees and a reserve for costs associated with the return of repossessed vehicles.

    Accrued interest increased by $83,000, or 6%, to $1,401,000 at December 31, 2013 from $1,318,000 at December 31, 2012. The majority of the increase is associated with the interest accrued on the $1.2 million note due the Credit Managers Association of California.

Going concern

    To date, the Company has incurred recurring net losses and negative cash flows from operations. At December 31, 2013, the Company had an accumulated deficit of approximately $162.3 million, working capital of approximately negative $3.0 million and shareholders’ equity deficit of approximately $5.5 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

    Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 80% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds has caused the Company to delay all of its product development activities. Failure to obtain adequate financing also may adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

    As of December 31, 2013, the Company had approximately $1,000 in cash and cash equivalents and we do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2014 to continue operations and market trading.

    We have also accessed the capital markets to obtain limited operating funds.   In April 2012, we entered into two Purchase Agreements (the facility) with Lincoln Park Capital Fund to issue up to $10,000,000 in shares of our common stock and received proceeds of $132,000, net of financing costs of $152,000, from the initial purchase of shares of Common Stock from Lincoln Park in the second quarter. Access to funding under the facility is dependent upon our shares being listed on a national exchange, and as our shares were delisted from the NYSE MKT LLC on October 31, 2012, the Company can no longer raise funds from the facility.  In February 2014, the Company entered into Subscription Agreements with various offshore investors to sell approximately 19,999,998 common shares of newly issued shares at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange") for GBP 150,000 (approximately US$248,000) in gross proceeds by a private subscription.  The net proceeds from the offering were approximately US$223,000.

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Enova Systems, Inc.:

We have audited the accompanying balance sheets of Enova Systems, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for of the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern.  As discussed in Note 1 to the financial statements, the Company’s significant recurring losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are disclosed are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Austin, Texas
May 2, 2014

ENOVA SYSTEMS, INC.

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$57,000
Accounts receivable, net	-	208,000
Inventories and supplies, net	427,000	2,203,000
Prepaid expenses and other current assets	42,000	242,000
Total current assets	470,000	2,710,000
Long term accounts receivable	-	38,000
Property and equipment, net	80,000	307,000
Total assets	$550,000	$3,055,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$642,000	$558,000
Loans from employees	36,000	-
Deferred revenues	213,000	118,000
Accrued payroll and related expenses	194,000	98,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	294,000	255,000
Current portion of notes payable	40,000	66,000
Total current liabilities	3,433,000	3,109,000
Accrued interest payable	1,401,000	1,318,000
Notes payable, net of current portion	1,238,000	1,262,000
Total liabilities	6,072,000	5,689,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2013 and December 31, 2012	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2013 and December 31, 2012	1,094,000	1,094,000
Common Stock to be issued	528,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 44,520,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012	145,512,000	145,512,000
Additional paid-in capital	9,595,000	9,579,000
Accumulated deficit	(162,251,000)	(159,347,000)
Total stockholders' deficit	(5,522,000)	(2,634,000
Total liabilities and stockholders' deficit	$550,000	$3,055,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Revenues	$426,000	$1,103,000
Cost of revenues	2,078,000	2,407,000
Gross loss	(1,652,000)	(1,304,000)
Operating expenses
Research and development	-	805,000
Selling, general & administrative	1,081,000	3,915,000
Total operating expenses	1,081,000	4,720,000
Operating loss	(2,733,000)	(6,024,000)
Other income and (expense), net
Loss on litigation	-	(2,014,000)
Interest and other income (expense)	(171,000)	(197,000)
Total other income and (expense), net	(171,000)	(2,211,000)
Net loss	$(2,904,000)	$(8,235,000)
Basic and diluted loss per share	$(0.07)	$(0.19)
Weighted average number of common shares outstanding	44,520,000	43,952,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock				Common Stock to be Issued		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2011	2,642,000	$528,000	546,000	$1,094,000			42,765,000	$145,380,000	$9,408,000	$(151,112,000)	$5,298,000

Issuance of common stock for cash							1,755,000	132,000			132,000
Stock option expense	(2,642,000)	(528,000)							171,000		171,000
Conversion to common stock											(528,000)
Common stock to be issued					59,000	528,000					528,000
Net loss										(8,235,000)	(8,235,000)

Balance, December 31, 2012	-	$-	546,000	$1,094,000	59,000	528,000	44,520,000	$145,512,000	$9,579,000	$(159,347,000)	$(2,634,000)

Stock option expense									16,000		16,000
Net loss										(2,904,000)	(2,904,000)

Balance, December 31, 2013	-	$-	546,000	$1,094,000	59,000	$ 528,000	44,520,000	$145,512,000	$9,595,000	$(162,251,000)	$(5,522,000)

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
Cash flows from operating activities:	2013	2012
Net loss	$(2,904,000)	$(8,235,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	108,000	296,000
Inventory reserve expense	1,660,000	1,436,000
Depreciation and amortization	130,000	466,000
Loss on disposal of property and equipment	29,000	28,000
Loss on asset impairment	34,000	90,000
Loss on litigation	-	2,014,000
Stock option expense	16,000	171,000
(Increase) decrease in operating assets:
Accounts receivable	118,000	255,000
Inventory and supplies	116,000	397,000
Prepaid expenses and other current assets	166,000	-
Long term accounts receivable	20,000	41,000
Increase (decrease) in operating liabilities:
Accounts payable	84,000	204,000
Loans from employees	36,000	-
Deferred revenues	95,000	(202,000)
Accrued payroll and related expense	96,000	(168,000)
Other accrued liabilities	39,000	(262,000)
Accrued interest payable	83,000	81,000
Net cash used in operating activities	(74,000)	(3,388,000)

Cash flows from investing activities:
Sale of certificate of deposit, restricted	-	200,000
Proceeds from the sale of fixed assets	29,000	53,000
Purchases of property and equipment	-	(16,000)
Net cash provided by investing activities	29,000	237,000

Cash flows from financing activities:
Payment on notes payable	(11,000)	(20,000)
Net proceeds from the issuance of common stock	-	132,000
Net cash provided by (used in) financing activities	(11,000)	112,000

Net decrease in cash and cash equivalents	(56,000)	(3,039,000)
Cash and cash equivalents, beginning of period	57,000	3,096,000
Cash and cash equivalents, end of period	$1,000	$57,000

Supplemental disclosure of cash flow information:
Interest paid	$1,000	$5,000
Non-cash investing and financing activities
Assets repossessed and notes payable relieved	$39,000	$-

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

General

Enova Systems, Inc., (the "Company" or "Enova"), is a California corporation that develops, designs and produces drive systems and related components for electric, hybrid electric, and fuel cell systems for mobile applications. The Company retains development and manufacturing rights to many of the technologies created, whether such research and development is internally or externally funded. The Company sells drive systems and related components in the United States, Asia and Europe.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations. Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have been funded through a combination of private and public equity offerings, and debt financing. During 2013, the Company’s working capital needs have been funded primarily through a combination of product sales, asset sales and existing cash reserves. As of December 31, 2013, the Company had approximately $1,000 of cash and cash equivalents. At December 31, 2013, the Company had net working capital of negative $2,963,000 compared to negative $399,000 at December 31, 2012, representing a decrease of approximately $2,564,000.

Management manages costs in line with estimated total revenue. However, there can be no assurance that anticipated revenue will be realized or that the Company will successfully implement its plans. Management implemented measures to conserve cash, including the reduction of over 80% of employee headcount in the second quarter of 2012, and stringent controls over inventory purchases and administrative expenses. The Company will continue to conserve available cash by closely scrutinizing expenditures during 2014. The Company will need to raise additional capital to accomplish continue in business over the next year. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

Going Concern

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. At December 31, 2013, the Company had an accumulated deficit of approximately $162.3 million, working capital of approximately negative $2,963,000 and shareholders’ equity deficit of approximately $5.5 million. Over the past years, the Company has been funded through a combination of debt financing and private equity offerings. As of December 31, 2013, the Company had approximately $1,000 in cash and cash equivalents.

The Company will need to raise additional capital to pursue recovery of its business over the long term and is currently pursuing a variety of funding options. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, the Company may be required to cease its business operations.

In February 2014, the Company entered into Subscription Agreements with various offshore investors to sell approximately 19,999,998 common shares of newly issued shares at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange") for GBP 150,000 (approximately US$248,000) in gross proceeds by a private subscription.  The net proceeds from the offering were approximately US$223,000. The Company continues to pursue other options to raise additional capital fund continuing operations; however, there can be no assurance that we can successfully raise additional funds through the capital markets.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of December 31, 2013 and 2012, the Company maintained a reserve of $404,000 and $313,000 for doubtful accounts receivable. There was bad debt expense recorded of $108,000 in 2013 and $296,000 in 2012, respectively.

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

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At December 31, 2013 and 2012, the Company had no financial assets or liabilities periodically re-measured at fair value.

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2013 and 2012.

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

Uncertainty in income taxes are recognized in the Company’s financial statements based on the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During 2013 and 2012, the Company did not recognize any liability for unrecognized income tax benefits.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Fiscal Years Ended December 31,
	2013	2012
Options to purchase common stock	5,210,000	810,000
Warrants to purchase common stock	11,250,000	11,250,000
Common shares to be issued	59,000	59,000
Series B preferred shares conversion	24,000	24,000
Potential equivalent shares excluded	16,543,000	12,143,000

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

3. Inventory

Inventories, consisting of materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2013	2012
Raw materials	$3,098,000	$3,988,000
Work-in-process	222,000	2,000
Finished goods	449,000	587,000
Reserve for obsolescence	(3,342,000)	(2,374,000)
	$427,000	$2,203,000

Inventory reserve charged to operations amounted to $1,660,000 and $1,436,000 during 2013 and 2012, respectively. Inventory valuation adjustments and other inventory write-offs in 2013 and 2012 amounted to $692,000 and $245,000, respectively.

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2013	2012
Computers and software	$59,000	$580,000
Machinery and equipment	251,000	535,000
Furniture and office equipment	86,000	87,000
Demonstration vehicles and buses	127,000	675,000
Leasehold improvements	-	1,327,000
	523,000	3,204,000
Less accumulated depreciation and amortization	(443,000)	(2,897,000)
Total	$80,000	$307,000

Depreciation and amortization expense was $130,000 and $466,000 for the years ended December 31, 2013 and 2012, respectively, which included amortization expense of leasehold improvements of $23,000 and $262,000 for the years ended December 31, 2013 and 2012, respectively.

Fixed assets totaling $405,000 and $482,000 were retired or disposed of in the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, fixed assets with an original book value of $272,000 were exchanged in settlement of vendor payables, two vehicles were sold and four vehicles was repossessed.  For the year ended December 31, 2013, the Company recorded proceeds from the sale of fixed assets of $29,000 and a loss on the disposal of fixed assets of $29,000.  In addition, the Company’s headquarters lease expired on January 31, 2013, which resulted in a decrease in gross leasehold improvements in the amount of $1,327,000 and a net book value of zero.  For the year ended December 31, 2012, the Company recorded an impairment loss of $90,000 and loss on the disposal of fixed assets of $28,000.

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

There can be no assurance that a negotiated settlement can be attained, or that Arens will enforce its claim in the state of California and thereby cause the Company to go into bankruptcy.

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2013	2012
Accrued inventory received	$10,000	$14,000
Accrued professional services	161,000	45,000
Accrued warranty	74,000	117,000
Other	49,000	79,000
Total	$294,000	$255,000

Accrued warranty consisted of the following activities for the years ended December 31:

	2013	2012
Balance at beginning of year	$117,000	$227,000
Accruals for warranties issued during the period	96,000	141,000
Warranty claims	(139,000)	(251,000)
Balance at end of year	$74,000	$117,000

7. Notes Payable

Notes payable at December 31, consisted of the following:

	2013	2012
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of December 31, 2013), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
Secured note payable to a financial institution in the original amount of $38,000, bearing interest at 8.25% per annum, payable in 60 equal monthly installments of principal and interest through February 19, 2014	—	11,000
Secured note payable to a financial institution in the original amount of $19,000, bearing interest at 10.50% per annum, payable in 60 equal monthly installments of principal and interest through August 25, 2014	—	8,000
Secured note payable to a financial institution in the original amount of $26,000, bearing interest at 7.91% per annum, payable in 60 equal monthly installments of principal and interest through April 9, 2015	—	14,000
Secured note payable to a financial institution in the original amount of $25,000, bearing interest at 7.24% per annum, payable in 60 equal monthly installments of principal and interest through March 10, 2016	—	17,000

	1,278,000	1,328,000
Less current portion of notes payable	(40,000)	(66,000)

Notes payable, net of current portion	$1,238,000	$1,262,000

As of December 31, 2013 and 2012, the balance of long term interest payable amounted to $1,401,000 and $1,318,000, respectively, of which the Credit Managers Association of California note amounted to $1,365,000 and $1,286,000, respectively. Interest expense on notes payable amounted to approximately $85,000 and $88,000 during the years ended December 31, 2013 and 2012, respectively. In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at December 31, 2013.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $18,000 for final settlements for the three vehicles, which is included in other accrued liabilities at December 31, 2013.

Future minimum principal payments of notes payable at December 31, 2013 consisted of the following:

Year Ending December 31	Principal Amounts
2014	$40,000
2015	—
2016	1,238,000
Thereafter	—

Total	$1,278,000

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

9. Deferred Revenues

The Company had deferred $213,000 and $118,000 in revenue related to production and development contracts at December 31, 2013 and 2012, respectively. The Company’s management is attempting to obtain funding to complete the orders in the second quarter of 2014.

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

The total base monthly rent at our former headquarters was approximately $39,000. Under the Lease, Enova paid the Landlord certain commercially reasonable and customary common area maintenance costs of approximately $5,000 per month, increasing ratably as these costs are increased to the Landlord. The Lease was secured by an irrevocable standby letter of credit in the amount of $200,000 and naming the Landlord as the beneficiary. Rent expense was approximately $111,000 and $537,000 for the years ended December 31, 2013, and 2012, respectively.

11.  Stockholders’ Equity

Common Stock

On April 23, 2012, the Company entered into a $6,600,000 purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $6,600,000 in shares of the Company’s common stock, and on April 24, 2012, the Company entered into another purchase agreement with Lincoln Park Capital Fund pursuant to which the Company has the right to sell to Lincoln Park up to $3,400,000 in additional shares of the Company’s common stock, subject to certain limitations.  We issued a total of 1,754,974 shares of common stock in the second quarter of 2012, of which 1,450,000 shares were issued for cash proceeds of $132,000, net of financing costs of $152,000, as consideration for its commitment to purchase common stock under the $3,400,000 Purchase Agreement and commissions on each drawdown, the Company issued to Lincoln Park a total of 304,974 shares of common stock. The purchase agreement stipulates that our shares be listed on a national exchange in order to access the facility.  As the company’s shares were delisted from the NYSE MKT LLC on October 31, 2012, the Company is no longer able to sell shares to Lincoln Park under the facility.

     On February 23, 2014, Enova Systems, Inc, entered into Subscription Agreements with various offshore investors to sell approximately GBP 150,000 (approximately US$248,000) in gross proceeds by a private subscription of 19,999,998 common shares to be newly issued on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange"). The common shares were issued at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors (the "Subscription"). In connection with the Subscription, Enova entered into an Agreement for the Provision of Receiving Agent Services (the "Agreement") with Daniel Stewart & Company PLC (UK) for receiving agent services. Daniel Stewart presently serves as the Nominated Adviser for the listing of Enova's common shares on the AIM Exchange.  The newly issued common shares for the Subscription were issued in three tranches of approximately GBP 50,000 each.

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

During the twelve months ended December 31, 2013 and 2012, the Company did not issue any shares of common stock to directors or employees as compensation.

Series A Preferred Stock
Series A preferred stock was convertible into 1/45 of a share of common stock at the election of the holder or automatically upon the occurrence of certain events including: sale of stock in an underwritten public offering; registration of the underlying conversion stock; or the merger, consolidation, or sale of more than 50% of the Company. Holders of Series A preferred stock had the same voting rights as common stockholders. The stock had a liquidation preference of $0.60 per share plus any accrued and unpaid dividends in the event of voluntary or involuntary liquidation of the Company. Dividends are non-cumulative and payable at the annual rate of $0.036 per share if, when, and as declared by, the Board of Directors. No dividends were declared on the Series A preferred stock.

On October 26, 2012, the Company registered 58,714 shares of common stock through a Form S-3 Registration Statement, which became effective on November 21, 2012.   Therefore, all 2,642,159 outstanding shares of Series A Preferred Stock were automatically converted into 58,714 of common stock as of the effectiveness of the registration statement.  The Company has not issued the common shares as of December 31, 2013.

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

12. Stock Options

Stock Option Program Description

For the year ended December 31, 2013 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. On August 27, 2013, the Board of Directors of Enova Systems, Inc. approved amendments to the Company’s 2006 Equity Compensation Plan to (a) increase the number of shares authorized for issuance thereunder from 3,000,000 shares to 9,000,000 shares and (b) to increase the number of shares of common stock that may be issued to an individual in any calendar year from 500,000 shares to 5,000,000 shares. The 2006 Plan has a total of 4,400,000 and 270,000 shares that were granted in 2013 and 2012, respectively.

Stock-based compensation expense related to stock options was $16,000 and $171,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the total compensation cost related to non-vested awards not yet recognized is $42,000. The remaining period over which the future compensation cost is expected to be recognized is 26 months.

Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2013 and 2012 has been based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2013 and 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2011	2,529,000	$1.07	6.09	$—
Granted	270,000	$0.08	3.96	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(1,989,000)	$1.11	—	$—
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Granted	4,400,000	$0.02	2.66	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at December 31, 2013	5,210,000	$0.12	2.72	$—
Exercisable at December 31, 2013	675,000	$0.75	3.26	$—
Vested and expected to vest(2)	5,210,000	$0.12	2.72	$—

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

During 2013 and 2012, the Company granted 4,400,000 and 270,000 options for fair value of $39,500 and $13,500, respectively.  During 2013 and 2012, zero and 1,989,000 options were forfeited.

At December 31, 2013, there were 3,790,000 shares available for grant under the 2006 plan. The exercise prices of the options outstanding at December 31, 2013 ranged from $0.02 to $4.35. The weighted-average grant date fair value of the options granted during the years ended December 31, 2013 and 2012 was $0.01 and $0.05, respectively.

Unvested share activity for the year ended December 31, 2013 is summarized below:

	Unvested Number of Options	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2012	236,000	$0.04
Granted	4,400,000	$0.02
Vested	(101,000)	$0.11
Forfeited	—	$—

Unvested balance at December 31, 2013	4,535,000	$0.02

The Company settles employee stock option exercises with newly issued common shares. The table below presents information related to stock option activity for the fiscal years ended December 31, 2013 and 2012:

Years Ended December 31,

	2013	2012
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Gross income tax benefit from the exercise of stock options	$—	$—

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

The fair values of all stock options granted during the fiscal years ended December 31, 2013 and 2012 were estimated on the date of grant using the following range of assumptions:

	Years Ended December 31,
	2013	2012
Expected life (in years)	1.5	1.5- 6.5
Average risk-free interest rate	1.66%	1.66%
Expected volatility	118%	108% - 136%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

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

The following is a summary of changes to outstanding warrants during the fiscal year ended December 31, 2013 and 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2011	11,250,000	$0.22	5.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2013	11,250,000	$0.22	3.00
Exercisable at December 31, 2013	11,250,000	$0.22	3.00

14. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, consisted of the following:

	2013	2012
Deferred tax assets
Net operating loss carry-forwards	$27,516,000	$27,079,000
Stock based compensation	852,000	845,000
Other, net	36,000	(406,000)
	28,404,000	27,518,000
Less valuation allowance	(28,404,000)	(27,518,000)
Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance increased by $887,000 in 2013 compared to a increase of $1,788,000 in 2012. As of December 31, 2013, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $67,817,000 and $50,428,000, respectively. These operating loss carry forwards will expire in 2014 through 2033.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2013 and 2012) to income taxes as follows:

	December 31, 2013	December 31, 2012
Tax benefit computed at 34%	$(987,000)	$(2,800,000)
Change in valuation allowance	887,000	1,788,000
State tax (net of Federal benefit)	(169,000)	(480,000)
Change in carryovers and tax attributes	269,000	1,492,000
Net tax benefit	$—	$—

The Company files federal income tax returns in the U.S. and in various state jurisdictions. The Company has not been audited by the Internal Revenue Service or any state for income taxes. The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the years ended December 31, 2013 and 2012.

15. Employee Benefit Plan

The Company has a 401(k) profit sharing plan covering substantially all employees. Eligible employees may elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company may also elect to make discretionary contributions. For the years ended December 31, 2013 and 2012, the Company did not make any contributions to the plan.  The Company closed the 401(k) plan in 2013.

16. Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2013	2012
United States	$87,000	$142,000
China	324,000	716,000
United Kingdom	8,000	243,000
Korea	7,000	—
Japan	—	2,000

Total	$426,000	$1,103,000

17. Concentration

During the years ended December 31, 2013 and 2012, the Company’s sales were concentrated with a few large customers. During the year ended December 31, 2013, sales to two customers comprised 76% and 19% of total revenues and two customers accounted for 62% and 38% of gross accounts receivable, respectively. During the year ended December 31, 2012, sales to two customers comprised 63% and 20% of total revenues and two customers accounted for 61% and 39% of gross accounts receivable, respectively.  The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers. The Company’s inventory purchases are concentrated with certain key vendors that produce components according to our engineering specifications. During the year ended December 31, 2013, 47% of purchases were concentrated with one vendor and during the year ended December 31, 2012, 39% of purchases were concentrated with one vendor.

18. Subsequent Events

The Company has evaluated subsequent events and has determined that other than noted below, there were no subsequent events to recognize or disclose in these financial statements.

     On February 23, 2014, Enova Systems, Inc, entered into Subscription Agreements with various offshore investors to sell approximately GBP 150,000 in gross proceeds by a private subscription of 19,999,998 common shares to be newly issued on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange"). The common shares were issued at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors (the "Subscription"). In connection with the Subscription, Enova entered into an Agreement for the Provision of Receiving Agent Services (the "Agreement") with Daniel Stewart & Company PLC (UK) for receiving agent services. Daniel Stewart presently serves as the Nominated Adviser for the listing of Enova's common shares on the AIM Exchange.  The newly issued common shares for the Subscription were issued in three tranches of approximately GBP50,000 each.

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

19. Related Party Transactions

As of December 31, 2013, Mr. Micek, who serves as Chief Executive Officer, and another employee, have loaned the Company a total of $36,000 in support of continued operations.  In addition, in an 8-K filed on March 6, 2014, Mr. Micek orally agreed to loan the Company the amount of $50,000, with repayment due on demand. As of April 23, 2014, Mr. Micek has advanced $43,000 to the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of December 31, 2013, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the current Directors and executive officers of Enova Systems Inc.:

Name	Age	Position
Christopher Thunen (2)	36	Director
John Micek	60	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Edwin O. Riddell(1)(3)(4)(6)	71	Director
James Burness(2)(4)(5)	65	Director

(1)	Audit Committee Chairman
(2)	Audit Committee Member
(3)	Compensation Committee Chairman
(4)	Compensation Committee Member
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

James A. Burness. Mr. Burness was appointed to the Board of Directors in 2013. Mr. Burness is currently a general partner of Burness Dwight Partners and Inovation Ventures, a life science advisory firm where he is responsible for advising companies on finance strategies and strategic direction since 1998.  Prior to that, Mr. Burness served from 1994 to 1998 as Senior VP and Head of the Life Science IR practice for Russell Welsh responsible for financing strategies and interactions with Wall St. and the financial /scientific media for life science and biotech companies.  From 1980 to 1987, Mr. Burness worked as an Executive Assistant in the Office of the Chairman of the New York Stock Exchange where he was responsible for day to day operations of the Exchange, interactions with Committees and Board, the SEC and Congress, and began his career in 1974 as a senior official at the US Securities and Exchange Commission (SEC), Division of Corporate Finance responsible for S-1 registration statements, proxy contests and annual reports.

Mr. Burness’s experience in advising start-ups firms and prior work with the SEC and the NYSE led the Board of Directors to conclude that he should be nominated to serve a full term as a director.

There is no family relationship between any director, nominee, or executive officer of Enova Systems.

Board of Directors and its Committee

Audit Committee. The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The current members of this committee are Messrs. Riddell (Chair), Burness and Thunen. The Board has determined that the members of the Audit Committee are “independent” under the rules of the SEC and that, although Enova is no longer subject to the independence requirements of the NYSE MKT LLC, such members would be considered “independent” under the NYSE MKT LLC rules. In addition to being independent, Mr. Burness has been determined by the Board to be an “audit committee financial expert” as defined by the SEC. Mr. Burness’ designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations or liability that are greater than the duties, obligations or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

Compensation Committee. The Board of Directors has established a Compensation Committee. The current members of this committee are Messrs. Riddell (Chair) and Burness. Although the Company is no longer listed on the NYSE MKT LLC, the Board has determined that Messrs. Riddell and Burness would be considered “independent” members of the Compensation Committee under the rules of the NYSE MKT LLC.

Nominating and Governance Committee. The Board of Directors has established a Nominating and Governance Committee. The current member of this committee is Messr. Riddell. There have been no material changes during the last fiscal year to the procedures by which security holders may recommend nominees to Enova’s board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of greater than 10% owners of our common stock to file reports of ownership and changes in ownership with the SEC and provide copies to us. Based solely on a review of Section 16 reports and written representations from officers and directors, we believe that during the fiscal year ended December 31, 2013, our officers, directors, and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except as follows: Anthony Low-Beer failed to file on a timely basis a Form 4 in connection with sale of all of his group’s shares of our outstanding Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation for the fiscal years ended December 31, 2013 and 2012 paid to or earned by the only executive officer of the Company during the fiscal year ended December 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)(A)	Bonus ($)(B)	Options Awards ($)(C)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)(D)	Total ($)
John Micek	2013	$150,069	$—	$39,547	$—	$12,844	$202,460
Chief Executive Officer and Chief Financial Officer	2012	$159,769	$59,996	$—	$—	$11,192	$230,957

(A)	Due to the financial condition of the Company, Mr. Micek's salary in the amount of $92,205 was deferred as of December 31, 2013.
(B)	For the 2012 year, Mr. Micek earned bonus compensation based on the Board of Directors meeting on July 27, 2012 which established certain cash incentive bonus awards, the payment of which is dependent upon the settlement of certain account receivables and account payables. Under these guidelines, an incentive bonus of $59,996 was accrued in 2012.
(C)
The valuation of option awards issued to employees are calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718 consistent with the assumptions set forth in Note 12 to the financial statements in this Annual Report on Form 10-K.

(D)
For Mr. Micek, the amount shown attributable to 2013 includes (i) $12,844 in medical insurance premiums paid. In 2012, the amount shown attributable for Mr. Micek includes (i) $173 value of life insurance premiums paid; (ii) $5,019 in medical insurance premiums paid; and (iii) $6,000 in office rent.

Employment Arrangements

As previously disclosed  in a Form 8-K filed on July 3, 2012, for the 2012 year, the Board established certain incentive bonus awards for Mr. Micek, the payment of which were dependent upon the settlement of certain account receivables and account payables.

Equity Awards

The following table presents information regarding outstanding equity awards held by the executive officer named in the Summary Compensation Table at December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
John Micek	4,400,000(A)	4,400,000	$0.02	8/27/2016
	250,000(B)	—	$0.19	12/18/2014
	14,583(C)	—	$0.86	5/12/2021
	34,500(D)	—	$1.17	12/8/2019

(A)
The options were granted on August 27, 2013. The vesting of the option was made conditional upon the Board approving, and Enova entering into definitive agreements covering and thereafter consummating, (x) a sale of all or substantially all of Enova's assets or (y) the acquisition of Enova by another entity by means of a merger, share exchange, tender offer or other similar transaction or (z) the acquisition by Enova of another entity by means of a merger, share exchange, tender offer or other similar transaction.

(B)
The options were granted on December 19, 2011 and vested in January 2012 based on the attainment of the vesting requirement that the Company’s common stock had a Volume Weighted Average Price for a ten day trading period equal to or greater than twice the exercise price of the options based on the average of the closing bid and asked prices of the Company’s common stock on the NYSE MKT LLC.

(C)
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

Current Equity Incentive Plans

We presently have only one active stock-based compensation plan. The 2006 Equity Compensation Plan authorizes the Compensation Committee to grant stock options and other stock awards to employees and consultants, including executives and directors, and such grants are currently approved by the whole board of directors. The determination of whether option grants are appropriate each year is based upon individual measures established for each individual within the subjective determination of the board of directors. Options are not necessarily granted to each executive during each year. Options granted to executive officers generally vest in conjunction with the attainment of the performance goals of the Company. In 2013, Mr. Micek was granted stock options from the plan covering an aggregate of 4,400,000 shares of our common stock.

Director Compensation

The table below summarizes the total compensation we paid to our Directors (other than Mr. Micek) for the fiscal year ended December 31, 2013:

Non-Executive Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Christopher Thunen	$—	—	$—
Edwin Riddell	$—	—	$—
James Burness	$—	—	$—

In addition, as part of our cost saving measures, the members of the Board on the audit committee agreed to terminate cash compensation for service on that committee effective July 1, 2012.

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on the estimated fair values at the date of grant. The compensation expense is recognized over the requisite service period. The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information as to (a) any person, including their address, known to us to own beneficially more than 5% of our voting securities, (b) equity securities beneficially owned by each of our named executive officers and directors; and (c) equity securities beneficially owned by the current executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC’s Regulation 13D-G. Accordingly, the information below reflects stock options, warrants, and other securities beneficially held by the specified person that may be exercised or converted into common stock within 60 days of March 1, 2014. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of March 1, 2014 based upon an aggregate of 44,603,185 voting shares from (i) 44,520,197 shares of common stock outstanding, (ii) 58,714 shares of common stock to be issued and (iii) potential conversion of Series B Preferred Stock into 24,274 shares of common stock.

Owner	Number of Shares of Common Stock	Percent of Common Stock	Percent of Common Stock, Series B Preferred Stock, Common Stock to be Issued and Voting Together
Jagen, Pty., Ltd.(1)	3,222,222	7.2%	7.2%
9 Oxford Street, South Ybarra 3141 Melbourne, Victoria Australia
Shell Asset Management BV(2)	6,054,960	13.6%	13.5%
Sir Winston Churchillaan 366H, 2285 SJ Rijswijk ZH, The Netherlands 527 Madison Avenue, Suite 2600, New York, NY 10022
John J. Micek(3)	4,884,908	11.0%	11.0%
Edwin O. Riddell(4)	178,667	0.4%	0.4%
All Executive Officers and Directors as a group (5)	5,063,575	11.4%	11.4%

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

(3)	Includes 307,417 shares of common stock underlying stock options that are exercisable within 60 days.
(4)	Includes 99,000 shares of common stock underlying stock options that are exercisable within 60 days.
(5)	Includes 406,417 shares of common stock underlying stock options that are exercisable within 60 days.

Equity Compensation Plan Information

For the fiscal year ended December 31, 2013, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in November 2006 and amended in August 2013, has a total of 9,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	5,210,000	$0.12	3,790,000(A)
Equity compensation plans not approved by security holders	—	—	—

Total	5,210,000	$0.12	3,790,000

(A)
While the 2006 Plan was approved by the shareholders, an August 2013 amendment to the 2006 Plan, increasing the number of shares available thereunder from 3,000,000 to 9,000,000 has not been presented to shareholders for their consideration, nor does the Company intend to present such amendment to the shareholders for approval.

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

Mr. Micek, who serves as Chief Executive Officer, Chief Financial Officer and Director, has loaned the Company a total of $62,965 as of April 15, 2014 in support of its continued operations.  In addition, in an 8-K filed on March 6, 2014, Mr. Micek orally agreed to loan the Company the amount of $50,000, with repayment due on demand.

Each of Messrs. Burness, Riddell and Thunen, who represent more than 50% of our directors, would be considered “independent” within the meaning of the NYSE Amex rules as applicable to smaller reporting companies, although Enova is no longer subject to the independence requirements of the NYSE MKT LLC. As for disclosure regarding independence requirements for board committees, see item 10 of this Form 10-K.

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

Audit Fees

The following table sets forth the aggregate fees billed or to be billed by our principal accountant for the following services for the years ended December 31, 2013 and 2012:

	2013	2012
Audit Fees	$44,000	$54,000
Audit-Related Fees	$—	$—
Tax Fees	$550	$14,500
All Other Fees	$—	$15,000

Total	$44,550	$83,500

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

10.9	Placing Agreement entered into March 26, 2008 (incorporated by reference to Exhibit 10 of our Current Report on Form 8-K/A filed April 4, 2008)
10.10	Securities Purchase Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 24, 2008)
10.11	Registration Rights Agreement entered into April 23, 2008 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 24, 2008)
10.12	Securities Purchase Agreement entered into October 29, 2009 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 30, 2009)
10.13	Placing Agreement entered into October 29, 2009 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed October 30, 2009)
10.14	Registration Rights Agreement entered into December 15, 2009 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 15, 2009)
10.15	Amendment to Employment Agreement between us and Michael Staran entered into on February 17, 2009 (incorporated by reference to Item 5.02 of our Current Report on Form 8-K filed February 23, 2009)+
10.16
Severance Agreement between us and John Mullins effective as of August 31, 2009 (incorporated by reference on our annual report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011)+

10.17
Agreement relating to the appointment of a Nominated Adviser and Broker dated June 20, 2011 between us and Daniel Stewart (UK) Plc (incorporated by reference to Exhibit 10.23 of on Form 10-K filed on March 29, 2012.

10.18	Warrant and Common Stock Purchase Agreement dated December 15, 2011 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 19, 2011).
10.19	Form of Warrant (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed December 19, 2011)
10.20	Form of Registration Rights Agreement dated December 2011 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed December 19, 2011)
10.21	Purchase Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).
10.22	Purchase Agreement dated April 24, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).
10.23	Registration Rights Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).
10.24	Amendment of the 2006 Equity Compensation Plan*
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*
101.XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.
+	Management contract or compensatory plan or arrangement.
#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ John Micek
John Micek
Chief Executive Officer & Chief Financial Officer

Dated: May 2, 2014

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

Signature	Title	Date

/s/ John Micek John Micek	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	May 2, 2014

/s/ Edwin Riddell Edwin Riddell	Director, Chairman of the Board	May 2, 2014

/s/ James Burness James Burness	Director	May 2, 2014

/s/ Christopher Thunen Christopher Thunen	Director	May 2, 2014