Form 10-Q
period 2014-03-31
ENOVA SYSTEMS INC
filed 2014-05-20
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2014

or

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

As of April 30, 2014, there were 64,520,195 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$114,000	$1,000
Accounts receivable, net	-	-
Inventories and supplies, net	427,000	427,000
Prepaid expenses and other current assets	30,000	42,000
Total current assets	571,000	470,000
Long term accounts receivable	-	-
Property and equipment, net	69,000	80,000
Total assets	$640,000	$550,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$546,000	$642,000
Loans from employees	68,000	36,000
Deferred revenues	213,000	213,000
Accrued payroll and related expenses	217,000	194,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	346,000	294,000
Current portion of notes payable	40,000	40,000
Total current liabilities	3,444,000	3,433,000
Accrued interest payable	1,420,000	1,401,000
Notes payable, net of current portion	1,238,000	1,238,000
Total liabilities	6,102,000	6,072,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2014 and December 31, 2013	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2014 and December 31, 2013	1,094,000	1,094,000
Common Stock to be issued	528,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 and 44,520,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	145,735,000	145,512,000
Additional paid-in capital	9,599,000	9,595,000
Accumulated deficit	(162,418,000)	(162,251,000)
Total stockholders' deficit	(5,462,000)	(5,522,000)
Total liabilities and stockholders' deficit	$640,000	$550,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2014	2013

Revenues	$-	$53,000
Cost of revenues	-	56,000
Gross income (loss)	-	(3,000)
Operating expenses
Research and development	-	-
Selling, general & administrative	136,000	383,000
Total operating expenses	136,000	383,000
Operating loss	(136,000)	(386,000)
Other income and (expense)
Interest and other income (expense)	(31,000)	(20,000)
Total other income and (expense)	(31,000)	(20,000)
Net loss	$(167,000)	$(406,000)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	46,742,000	44,520,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
Cash flows from operating activities:	2014	2013
Net loss	$(167,000)	$(406,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory reserve	-	11,000
Inventory write-off	-	(11,000)
Depreciation and amortization	11,000	58,000
Loss on asset disposal	-	10,000
Stock option expense	4,000	2,000
(Increase) decrease in:
Accounts receivable	-	123,000
Inventory and supplies	-	(29,000)
Prepaid expenses and other current assets	12,000	(49,000)
Long term receivables	-	25,000
Increase (decrease) in:
Accounts payable	(96,000)	(96,000)
Deferred revenues	-	315,000
Accrued payroll and related expense	23,000	(23,000)
Other accrued liabilities	52,000	20,000
Accrued interest payable	19,000	21,000
Net cash used in operating activities	(142,000)	(29,000)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net proceeds from the issuance of common stock	223,000	-
Proceeds from related party loans	32,000	-
Payment on notes payable	-	(6,000)
Net cash provided by (used in) financing activities	255,000	(6,000)

Net decrease in cash and cash equivalents	113,000	(35,000)
Cash and cash equivalents, beginning of period	1,000	57,000
Cash and cash equivalents, end of period	$114,000	$22,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$2,000

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial information as of and for the three ended March 31, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are included in the Company’s Annual Report on Form 10-K for the year then ended.

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

  To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2014, the Company had an accumulated deficit of approximately $162.4 million, cash and cash equivalents of $114,000, working capital of approximately negative $2.9 million and shareholders’ deficit of approximately $5.5 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

As of March 31, 2014, the Company had approximately $114,000 in cash and cash equivalents and does not anticipate that its anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2014 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2014 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	5,210,000	810,000
Warrants to purchase common stock	11,250,000	11,250,000
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	16,543,000	12,143,000

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31, 2014	December 31, 2013
Raw materials	$3,098,000	$3,098,000
Work-in-process	222,000	222,000
Finished goods	449,000	449,000
Reserve for obsolescence	(3,342,000)	(3,342,000)
	$427,000	$427,000

The Company did not have production operations in the three months ended March 31, 2014. Therefore, there was no change the balance of inventory between December 31, 2013 and March 31, 2014. Inventory valuation adjustments and other inventory write-offs amounted to $11,000 for the three months ended March 31, 2013.

4.           Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2014	December 31, 2013
Computers and software	$59,000	$59,000
Machinery and equipment	251,000	251,000
Furniture and office equipment	86,000	86,000
Demonstration vehicles and buses	127,000	127,000
	523,000	523,000
Less accumulated depreciation and amortization	(454,000)	(443,000)
Total	$69,000	$80,000

Depreciation and amortization expense was $11,000 and $58,000 for the three months ended March 31, 2014 and 2013, respectively, and within those total expenses, the amortization of leasehold improvements was $0 and $22,000 for the three months ended March 31, 2014 and 2013.  The Company’s headquarters lease expired on January 31, 2013 and the balance of leasehold improvements was decreased to $0.  In addition, an evaluation of fixed assets as of March 31, 2013 identified $367,000 in obsolete fixed assets which were disposed of or abandoned and a loss on disposal of fixed assets of $10,000 was recorded in the three months ended March 31, 2013.  There was no impairment charge recorded in the three months ended March 31, 2014.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	March 31, 2014	December 31, 2013
Accrued inventory received	$10,000	$10,000
Accrued professional services	219,000	161,000
Accrued warranty	74,000	74,000
Other	43,000	49,000
Total	$346,000	$294,000

 Accrued warranty consisted of the following activities during the three months ended March 31:

	2014	2013
Balance at beginning of year	$74,000	$117,000
Accruals for warranties issued during the period	-	10,000
Warranty claims	-	(34,000)
Balance at end of quarter	$74,000	$93,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:

	March 31, 2014	December 31, 2013
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2014), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
	1,278,000	1,278,000
Less current portion of notes payable	(40,000)	(40,000)

Notes payable, net of current portion	$1,238,000	$1,238,000

As of March 31, 2014 and December 31, 2013, the balance of long term interest payable amounted to $1,420,000 and $1,401,000, respectively, of which the Credit Managers Association of California note amounted to $1,383,000 and $1,365,000, respectively. Interest expense on notes payable amounted to approximately $19,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.

In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at March 31, 2014 and December 31, 2013, respectively.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $18,000 for final settlements for the three vehicles, which is included in other accrued liabilities at March 31, 2014 and December 31, 2013, respectively.

7.           Deferred Revenues

The Company had deferred $213,000 in revenue related to a production contract at March 31, 2014 and December 31, 2013. The Company’s management is attempting to obtain funding to complete the order in the second quarter of 2014.

8.	Stockholders’ Equity

     On February 23, 2014, Enova Systems, Inc, entered into Subscription Agreements with various offshore investors to sell approximately GBP 150,000 (approximately US$249,000) in gross proceeds by a private subscription of 19,999,998 common shares to be newly issued on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange"). The common shares were issued at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors (the "Subscription"). In connection with the Subscription, Enova entered into an Agreement for the Provision of Receiving Agent Services (the "Agreement") with Daniel Stewart & Company PLC (UK) for receiving agent services. Daniel Stewart presently serves as the Nominated Adviser for the listing of Enova's common shares on the AIM Exchange.  The newly issued common shares for the Subscription were issued in three tranches of approximately GBP 50,000 each.

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

During the three months ended March 31, 2014 and 2013, the Company did not issue any shares of common stock to directors or employees as compensation.

9.	Stock Options

Stock Option Program Description

As of March 31, 2014, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

    The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. On August 27, 2013, the Board of Directors of Enova Systems approved amendments to Enova's 2006 Equity Compensation Plan (a) to increase the number of shares authorized for issuance from 3,000,000 shares to 9,000,000 shares and (b) to increase the number of shares of common stock that may be issued to an individual in any calendar year from 500,000 shares to 5,000,000 shares. Of the 9,000,000 shares reserved for issuance under the amended 2006 Plan, none were granted in the three months ended March 31, 2014 and 2013 and 3,780,000 shares were available for grant as of March 31, 2014. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

    Stock-based compensation expense related to stock options was $4,000 and $2,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the total compensation cost related to non-vested awards not yet recognized is $37,000. The remaining period over which the future compensation cost is expected to be recognized is 27 months.

 The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	5,210,000	$0.12	2.72	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	69,000	$1.26	—	$—
Outstanding at March 31, 2014	5,141,000	$0.10	2.42	$—
Exercisable at March 31, 2014	632,000	$0.67	2.65	$—
Vested and expected to vest (2)	5,141,000	$0.10	2.42	$—

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

    The exercise prices of the options outstanding at March 31, 2014 ranged from $0.07 to $4.35. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the three months ended March 31, 2014 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	4,535,000	$0.02
Granted	—	$—
Vested	(25,000)	$0.11
Forfeited	—	$—
Unvested balance at March 31, 2014	4,510,000	$0.02

    The fair values of all stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2014 and 2013 no options were granted.

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

The following is a summary of changes to outstanding warrants during the quarter ended March 31, 2014:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	111,250,000	$0.22	2.75
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at March 31, 2014	11,250,000	$0.22	2.75
Exercisable at March 31, 2014	11,250,000	$0.22	2.75

11.           Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 62% and 38%, respectively, of gross accounts receivable at March 31, 2014 and December 31, 2013, respectively.

The Company's revenues are concentrated with a few customers.  The Company did not have revenue for the three months ended March 31, 2014, and for the three months ended March 31, 2013, three customers represented 60%, 24% and 14% of gross revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Enova has incurred significant operating losses in the past. As of March 31, 2014, we had an accumulated deficit of approximately $162.4 million, working capital of approximately negative $2.9 million and shareholders’ deficit of approximately $5.5 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of March 31, 2014, the Company had approximately $114,000 in cash and cash equivalents and we do not anticipate that our anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2014 to continue operations and market trading.

Customer Highlights

FIRST AUTO WORKS (FAW) - Enova continued to supply drive systems to FAW for their hybrid buses in 2013. Since the 2008 Olympics in Beijing, Enova Systems and First Auto Works have deployed over 500 vehicles utilizing Enova’s pre-transmission hybrid drive system components.

SMITH ELECTRIC VEHICLES (SEV) – Enova continued to supply drive system components to SEC in 2013. SEV is a leader in the all EV market in North America and Europe.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2013.

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

Revenue recognition — Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of March 31,. 2014, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we may enter into in future periods.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

First Quarter of Fiscal 2014 vs. First Quarter of Fiscal 2013

	Three Months Ended March 31,			As a % of Revenues March 31,
	2014	2013	% Change	2014	2013
Revenues	$-	$53,000	-100%	n/a	100%
Cost of revenues	-	56,000	-100%	n/a	106%
Gross loss	-	(3,000)	100%	n/a	-6%
Operating expenses
Research and development	-	-	-	n/a	0%
Selling, general & administrative	136,000	383,000	64%	n/a	723%
Total operating expenses	136,000	383,000	64%	n/a	723%
Operating loss	(136,000)	(386,000)	57%	n/a	-728%
Other income (expense)
Interest and other income (expense)	(31,000)	(20,000)	-55%	n/a	-38%
Total other income (expense)	(31,000)	(20,000)	-55%	n/a	-38%
Net loss	$(167,000)	$(406,000)	51%	n/a	-766%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

   Revenues. Revenues in the current year were negatively affected by uncertainty over the Company’s ability to continue operations after our restructuring in June 2012, which reduced our capacity to pursue new business.  The decrease in revenue for the three months ended March 31, 2014 compared to the same period in 2013 was mainly due to our inability to sustain production in 2014.  Revenues in the first three months of 2013 were mainly attributed to shipments to First Auto Works in China and the Smith Electric Vehicles in the U.S.  We will have fluctuations in revenue from quarter to quarter and there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended March 31, 2014 decreased primarily due to the reduction in our operations.

Gross Loss. The decrease in gross loss for the three months ended March 31, 2014 compared to the same period in the prior year is primarily attributable to the decrease in operating expense in the three months ended March 31, 2014.

Research and Development (“R&D”). The Company halted R&D activities as our engineering staff was eliminated in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, marketing, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three months ended March 31, 2014 compared to the same period in the prior year is attributable to the resignation of approximately 80% of the Company’s workforce from June 2012 and the maintenance of only minimal operations.  We continually monitor S, G & A in light of our business outlook and take steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) for the three months ended March 31, 2014 increased compared to the same period in the prior year primarily due to the timing of recording asset impairment charges.

Net Loss. The decrease in the net loss for the three months ended March 31, 2014 compared to the same period in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs and the maintenance on only minimal operations.

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2013.  Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended March 31, 2014 were financed from working capital reserves and a capital raise in March 2014.

Net cash used in operating activities was $142,000 for the three months ended March 31, 2014, a decrease of $113,000 compared to net cash used in operating activities of $29,000 for the three months ended March 31, 2013. Operating cash used in the first three months of 2014 decreased compared to the prior year period primarily due to collections of accounts receivables and the receipt of customer deposits for production orders in the prior year.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $66,000 for the three months ended March 31, 2014 as compared to the same period in the prior year primarily due to lower depreciation expense in 2014 resulting from termination of our lease at our former headquarters in January 2013 and decrease in depreciation for other fixed assets that were impaired or disposed of.  The decrease in net loss was primarily due to a decrease in administrative related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of March 31, 2014, the Company had $114,000 of cash and cash equivalents compared to $1,000 as of December 31, 2013.

Net cash used in investing activities was $0 for the three months ended March 31, 2014 and 2013, respectively. The Company halted capital expenditures after the reduction in work force in June 2012.

Net cash from financing activities was $255,000 for the three months ended March 31, 2014, an increase of $261,000 compared to net cash used in financing activities of $6,000 in 2013.  The increase was primarily attributable to net proceeds of $223,000 from the issuance of Common Stock during first quarter of 2014 as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q and the receipt of related party loans of $32,000 during the first quarter of 2014.

Net accounts receivable were $0 at March 31, 2014 and December 31, 2013, respectively.  The Company wrote down the value of its receivables at the end of 2013 due to management’s concern over the ability of the Company to continue as a going concern and collect receivables in the normal course of business.

Net inventory and supplies were unchanged at $427,000 as of March 31, 2014 and December 31, 2013, respectively.  The Company’s operations were halted in the first quarter of 2014 due to the Company’s lack of resources to complete customer orders.

Prepaid expenses and other current assets decreased by $12,000, or 29%, to $30,000 at March 31, 2014, compared to a balance of $42,000 at December 31, 2013. The decrease was primarily due to a write down in a deposit to a vendor reflecting management’s concern that the product can be utilized in future operations.

Long term accounts receivable were unchanged at $0 as of March 31, 2014 and December 31, 2013, respectively.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. Due to its financial condition, the Company is not servicing warranty claims with the customer, which could delay collection of the receivable.  Therefore, management has determined to fully reserve the long-term accounts receivables as of December 31, 2013.

 Property and equipment, net of depreciation, decreased by $11,000, or 14%, to $69,000 at March 31, 2014 compared to a balance of $80,000 at December 31, 2013.  The decrease is primarily due to depreciation expense of $11,000.

Accounts payable decreased by $96,000, or 15%, to $546,000 at March 31, 2014 compared to a balance of $642,000 at December 31, 2013. The decrease was primarily due to partial payment of legal and exchange fees from the proceeds of the equity issuance in March 2014.

Loans from employees increased by $32,000, or 89%, to $68,000 at March 31, 2014 compared to a balance of $36,000 at December 31, 2013.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

Deferred revenues were unchanged at $213,000 at March 31, 2014 and December 31, 2013, respectively.   The Company’s management is attempting to obtain funding in order to sub-contract out the completion of the orders in the second quarter of 2014.

Accrued payroll and related expenses increased by $23,000, or 12%, to $217,000 at March 31, 2014 compared to a balance of $194,000 at December 31, 2013. The increase was primarily due to an increase in unpaid compensation in the first quarter of 2014 resulting from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at March 31, 2014 compared to the balance at December 31, 2013.  As disclosed under the heading “Judgment entered in Arens Controls Litigation” below, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See also Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities increased by $52,000, or 18%, to $346,000 at March 31, 2014 compared to a balance of $294,000 at December 31, 2013.  The increase was primarily due to an increase in the accrual for professional services incurred in the first three months of 2014.

Accrued interest payable increased by $19,000, or 1%, to $1,420,000 at March 31, 2014 compared to a balance of $1,401,000 at December 31, 2013. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,344,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2014, the Company had an accumulated deficit of approximately $162.4 million, working capital of approximately negative $2.9 million and shareholders’ deficit of approximately $5.5 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing working capital, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

As of March 31, 2014, the Company had approximately $114,000 in cash and cash equivalents and we do not anticipate that our existing anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2014 to continue operations and market trading.

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

 As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2014, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of March 31, 2014, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2014.

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

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 lists risk factors for the Company.  There have been no material changes from the risk factors as previously disclosed in such Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity and Use of Proceeds

    On February 23, 2014, Enova Systems, Inc, entered into Subscription Agreements with various offshore investors to sell approximately GBP 150,000 (approximately US$249,000) in gross proceeds by a private subscription of 19,999,998 common shares to be newly issued on the Alternative Investment Market of the London Stock Exchange (the "AIM Exchange"). The common shares were issued at a price of 0.0075 pence (approximately US$0.01per share) to certain eligible offshore investors (the "Subscription"). In connection with the Subscription, Enova entered into an Agreement for the Provision of Receiving Agent Services (the "Agreement") with Daniel Stewart & Company PLC (UK) for receiving agent services. Daniel Stewart presently serves as the Nominated Adviser for the listing of Enova's common shares on the AIM Exchange.  The newly issued common shares for the Subscription were issued in three tranches of approximately GBP 50,000 each.

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

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

10.1	Agreement for the Provision of Receiving Agent Services entered into February 23, 2014 with Daniel Stewart & Company PLC in connection to the issuance of 19,999,998 shares on the AIM Exchange.*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date:  May 20, 2014

ENOVA SYSTEMS, INC. (Registrant)

By; /s/ John Micek
      John Micek, Chief Executive Officer and Chief Financial Officer

Exhibit List:

10.1	Agreement for the Provision of Receiving Agent Services entered into February 23, 2014 with Daniel Stewart & Company PLC in connection to the issuance of 19,999,998 shares on the AIM Exchange.*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101. XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**