Form 10-Q/A
period 2014-06-30
ENOVA SYSTEMS INC
filed 2014-10-20
CIK 922237

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

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS
	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$4,000	$1,000
Inventories and supplies, net	368,000	427,000
Prepaid expenses and other current assets	7,000	42,000
Total current assets	379,000	470,000
Property and equipment, net	60,000	80,000
Total assets	$439,000	$550,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$535,000	$642,000
Loans from employees	18,000	36,000
Deferred revenues	213,000	213,000
Accrued payroll and related expenses	204,000	194,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	387,000	294,000
Current portion of notes payable	40,000	40,000
Total current liabilities	3,411,000	3,433,000
Accrued interest payable	1,441,000	1,401,000
Notes payable, net of current portion	1,238,000	1,238,000
Total liabilities	6,090,000	6,072,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of June 30, 2014 and December 31, 2013	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of June 30, 2014 and December 31, 2013	1,094,000	1,094,000
Common Stock to be issued	553,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 and 44,520,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	145,735,000	145,512,000
Additional paid-in capital	9,605,000	9,595,000
Accumulated deficit	(162,638,000)	(162,251,000)
Total stockholders' deficit	(5,651,000)	(5,522,000)
Total liabilities and stockholders' deficit	$439,000	$550,000

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

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30
Cash flows from operating activities:	2014	2013
Net loss	$(387,000)	$(746,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	-	(59,000)
Inventory reserve	59,000	200,000
Depreciation and amortization	20,000	91,000
Loss on asset disposal	-	4,000
Loss on asset impairment	32,000	-
Stock option expense	10,000	6,000
(Increase) decrease in:
Accounts receivable	-	89,000
Inventory and supplies	-	(30,000)
Prepaid expenses and other current assets	3,000	123,000
Long term receivables	-	27,000
Increase (decrease) in:
Accounts payable	(107,000)	30,000
Deferred revenues	-	156,000
Accrued payroll and related expense	10,000	21,000
Other accrued liabilities	93,000	(4,000)
Accrued interest payable	40,000	42,000
Net cash used in operating activities	(227,000)	(50,000)
Cash flows from investing activities
Proceeds from the sale of fixed assets	-	29,000
Net cash used in investing activities	-	29,000

Cash flows from financing activities:
Net proceeds from the issuance of common stock	223,000	-
Proceeds from related party loans	7,000	-
Payment on notes payable	-	(28,000)
Net cash provided by (used in) financing activities	230,000	(28,000)

Net increase (decrease) in cash and cash equivalents	3,000	(49,000)
Cash and cash equivalents, beginning of period	1,000	57,000
Cash and cash equivalents, end of period	$4,000	$8,000

Supplemental Non-Cash Financing Activity:
Conversion of related party loans to Common Stock	$25,000	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,000

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

    The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Six Months Ended June 30,
	2014	2013
Options to purchase common stock	8,891,000	810,000
Warrants to purchase common stock	11,250,000	11,250,000
Common shares to be issued for debt conversion	1,250,000	-
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	21,474,000	12,143,000

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

    The Company did not have production operations in the six months ended June 30, 2014. Inventory valuation adjustments for the six months ended June 30, 2014 and 2013 were $59,000 and $200,000, respectively.

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

    As of June 30, 2014 and December 31, 2013, the balance of long term interest payable amounted to $1,441,000 and $1,401,000, respectively, of which the Credit Managers Association of California note amounted to $1,403,000 and $1,365,000, respectively. Interest expense on notes payable amounted to approximately $21,000 and $22,000 for the three months ended June 30, 2014 and 2013, respectively.  Interest expense on notes payable amounted to approximately $40,000 and $43,000 for the six months ended June 30, 2014 and 2013, respectively.

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

    On May 23, 2014, the Board approved the grant to (x) John Micek of an option to purchase 2,000,000 shares of the Common Stock of Enova at an exercise price of $0.02 per share, (y) to each of the other three Board members of Enova other than Mr. Micek of an option to purchase 500,000 shares of the Common Stock of Enova at an exercise price of $0.02 per share and (z) a contractor of an option to purchase 250,000 shares of the Common Stock of Enova at an exercise price of $0.02 per share. The vesting of all such options was made conditional upon the Board approving, and Enova entering into definitive agreements covering and thereafter consummating, (w) a sale of Enova's equity for cash consideration in an amount of no less than $1 Million in one transaction or a series of related transactions or (x) a sale of all or substantially all of Enova's assets or (y) the acquisition of Enova by another entity by means of a merger, share exchange, tender offer or other similar transaction or (z) the acquisition by Enova of another entity by means of a merger, share exchange, tender offer or other similar transaction, whereby the stockholders of Enova prior to any such transaction under (y) or (z) no longer own a majority of the voting stock of Enova after such transaction. Concurrently with the grant of these options, the vesting provisions of Mr. Micek's August 27, 2013, option grant previously disclosed were modified to conform to the aforementioned vesting criteria.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Date:  October 20, 2014

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