Form 10-Q
period 2014-09-30
ENOVA SYSTEMS INC
filed 2014-11-19
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2014

or

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

As of October 31, 2014, there were 64,520,195 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.
BALANCE SHEETS

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,000
Inventories and supplies, net	368,000	427,000
Prepaid expenses and other current assets	7,000	42,000
Total current assets	375,000	470,000
Property and equipment, net	51,000	80,000
Total assets	$426,000	$550,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$547,000	$642,000
Loans from employees	29,000	36,000
Deferred revenues	213,000	213,000
Accrued payroll and related expenses	208,000	194,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	426,000	294,000
Current portion of notes payable	40,000	40,000
Total current liabilities	3,469,000	3,433,000
Accrued interest payable	1,461,000	1,401,000
Notes payable, net of current portion	1,238,000	1,238,000
Total liabilities	6,176,000	6,072,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2014 and December 31, 2013	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2014 and December 31, 2013	1,094,000	1,094,000
Common Stock to be issued	553,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 and 44,520,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	145,735,000	145,512,000
Additional paid-in capital	9,613,000	9,595,000
Accumulated deficit	(162,745,000)	(162,251,000)
Total stockholders' deficit	(5,750,000)	(5,522,000)
Total liabilities and stockholders' deficit	$426,000	$550,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Revenues	$-	$140,000	$-	$425,000
Cost of revenues	-	1,179,000	60,000	1,660,000
Gross loss	-	(1,039,000)	(60,000)	(1,235,000)
Operating expenses
Research and development	-	-	-	-
Selling, general & administrative	87,000	216,000	342,000	754,000
Total operating expenses	87,000	216,000	342,000	754,000
Operating loss	(87,000)	(1,255,000)	(402,000)	(1,989,000)
Other income and (expense)
Interest and other income (expense)	(20,000)	(115,000)	(92,000)	(127,000)
Total other income and (expense)	(20,000)	(115,000)	(92,000)	(127,000)
Net loss	$(107,000)	$(1,370,000)	$(494,000)	$(2,116,000)
Basic and diluted loss per share	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Weighted average number of common shares outstanding	64,520,000	44,520,000	58,659,000	44,520,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
Cash flows from operating activities:	2014	2013
Net loss	$(494,000)	$(2,116,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Reserve for doubtful accounts	-	(46,000)
Inventory reserve	59,000	1,207,000
Depreciation and amortization	29,000	114,000
Loss on asset disposal	-	4,000
Loss on asset impairment	32,000	45,000
Stock option expense	18,000	10,000
(Increase) decrease in:
Accounts receivable	-	118,000
Inventory and supplies	-	125,000
Prepaid expenses and other current assets	3,000	155,000
Long term receivables	-	20,000
Increase (decrease) in:
Accounts payable	(95,000)	85,000
Deferred revenues	-	95,000
Accrued payroll and related expense	14,000	64,000
Other accrued liabilities	132,000	(38,000)
Accrued interest payable	60,000	62,000
Net cash used in operating activities	(242,000)	(96,000)
Cash flows from investing activities
Proceeds from the sale of fixed assets	-	29,000
Net cash provided by investing activities	-	29,000

Cash flows from financing activities:
Proceeds from bank overdraft		2,000
Net proceeds from the issuance of common stock	223,000	-
Proceeds from related party loans	18,000	19,000
Payment on notes payable	-	(11,000)
Net cash provided by financing activities	241,000	10,000

Net increase (decrease) in cash and cash equivalents	(1,000)	(57,000)
Cash and cash equivalents, beginning of period	1,000	57,000
Cash and cash equivalents, end of period	$-	$-

Supplemental Non-Cash Financing Activity:
Conversion of related party loans to Common Stock	$25,000	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,000

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

 THE DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-Q IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.7 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. (“ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING OR COLLECTION OF RECEIVABLES, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL INDIVIDUAL IN THE FINANCE DEPARTMENT.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

 The financial information as of and for the three and nine months ended September 30, 2014 and 2013 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

 To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2014, the Company had an accumulated deficit of approximately $162.7 million, cash and cash equivalents of $0, working capital of approximately negative $3.1 million and shareholders’ deficit of approximately $5.75 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its stockholders.

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

     As of September 30, 2014, the Company had $0 in cash and cash equivalents and does not anticipate that its anticipated receivables collections will be sufficient to meet its projected operating requirements through December 2014 to continue operations and market trading.

Significant Accounting Policies

     The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2014 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

 The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2014	2013
Options to purchase common stock	8,891,000	5,210,000
Warrants to purchase common stock	11,250,000	11,250,000
Common shares to be issued for debt conversion	1,250,000	-
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	21,474,000	16,543,000

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

 Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2014	December 31, 2013
Raw materials	$3,098,000	$3,098,000
Work-in-process	222,000	222,000
Finished goods	449,000	449,000
Reserve for obsolescence	(3,401,000)	(3,342,000)
	$368,000	$427,000

 The Company did not have production operations in the nine months ended September 30, 2014. Inventory valuation adjustments for the nine months ended September 30, 2014 and 2013 were $59,000 and $1,207,000, respectively.

4.         Property and Equipment

 Property and equipment consisted of the following at:

	September 30, 2014	December 31, 2013
Computers and software	$59,000	$59,000
Machinery and equipment	251,000	251,000
Furniture and office equipment	86,000	86,000
Demonstration vehicles and buses	127,000	127,000
Gross assets	523,000	523,000
Less accumulated depreciation and amortization	(472,000)	(443,000)
Total	$51,000	$80,000

Depreciation and amortization expense was $29,000 and $114,000 for the nine months ended September 30, 2014 and 2013, respectively, and within those total expenses, the amortization of leasehold improvements was $0 and $22,000 for the nine months ended September 30, 2014 and 2013, respectively. Depreciation and amortization expense was $9,000 and $23,000 for the three months ended September 30, 2014 and 2013, respectively, and within those total expenses, the amortization of leasehold improvements was $0 for the three months ended September 30, 2014 and 2013.  The Company’s headquarters lease expired on January 31, 2013 and the balance of leasehold improvements was decreased to $0.

For the three and nine months ended September 30, 2013, fixed assets with an original book value of $272,000 were exchanged in settlement of vendor payables, two vehicles were sold and one vehicle was repossessed. In addition, three vehicles were repossessed in October 2013.  For the three months ended September 30, 2013, the Company recorded a loss on the impairment of fixed assets of $65,000 for the three vehicles repossessed in October.  For the nine months ended September 30, 2013, the Company recorded proceeds from the sale of fixed assets of $29,000, a loss on the impairment of fixed assets of $45,000 and a loss on the disposal of fixed assets of $4,000.  There was no impairment charge on fixed assets recorded in the three and nine months ended September 30, 2014.

5.	Other Accrued Liabilities

 Other accrued liabilities consisted of the following at:

	September 30, 2014	December 31, 2013
Accrued inventory received	$10,000	$10,000
Accrued professional services	299,000	161,000
Accrued warranty	74,000	74,000
Other	43,000	49,000
Total	$426,000	$294,000

 Accrued warranty consisted of the following activities during the nine months ended September 30:

	2014	2013
Balance at beginning of year	$74,000	$117,000
Accruals for warranties issued during the period	-	96,000
Warranty claims	-	(117,000)
Balance at end of quarter	$74,000	$96,000

 Accrued warranty consisted of the following activities during the three months ended September 30:

	2014	2013
Balance at beginning of quarter	$74,000	$111,000
Accruals for warranties issued during the period	-	39,000
Warranty claims	-	(54,000)
Balance at end of quarter	$74,000	$96,000

6.	Notes Payable, Long-Term Debt and Other Financing

 Notes payable consisted of the following at:

	September 30, 2014	December 31, 2013
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2014), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
	1,278,000	1,278,000
Less current portion of notes payable	(40,000)	(40,000)

Notes payable, net of current portion	$1,238,000	$1,238,000

 As of September 30, 2014 and December 31, 2013, the balance of long term interest payable amounted to $1,461,000 and $1,401,000, respectively, of which the Credit Managers Association of California note amounted to $1,422,000 and $1,365,000, respectively. Interest expense on notes payable amounted to approximately $20,000 and $21,000 for the three months ended September 30, 2014 and 2013, respectively.  Interest expense on notes payable amounted to approximately $60,000 and $64,000 for the nine months ended September 30, 2014 and 2013, respectively.

 In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at September 30, 2014 and December 31, 2013, respectively.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $18,000 for final settlements for the three vehicles, which is included in other accrued liabilities at September 30, 2014 and December 31, 2013, respectively.

7.         Deferred Revenues

 The Company has deferred $213,000 in revenue related to a production contract at September 30, 2014 and December 31, 2013. The Company’s management does not expect it will be able to complete the order in 2014.

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

 On May 23, 2014, Enova Systems, Inc. and John Micek, the President and Chief Executive Officer of Enova, orally agreed that Enova will sell to John Micek, and Mr. Micek agreed to purchase from Enova, 1,250,000 shares of Enova's Common Stock at a purchase price of US $0.02 per share in consideration of the conversion of $25,000 in debt owed by Enova to Mr. Micek.  As of September 30, 2014, the shares had not been issued.

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

 During the three and nine months ended September 30, 2014 and 2013, the Company did not issue any shares of common stock to directors or employees as compensation.

9.	Stock Options

Stock Option Program Description

 As of September 30, 2014, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

 The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. On August 27, 2013, the Board of Directors of Enova Systems approved amendments to Enova's 2006 Equity Compensation Plan (a) to increase the number of shares authorized for issuance from 3,000,000 shares to 9,000,000 shares and (b) to increase the number of shares of common stock that may be issued to an individual in any calendar year from 500,000 shares to 5,000,000 shares. Of the 9,000,000 shares reserved for issuance under the amended 2006 Plan, 3,750,000 and 0 were granted in the nine months ended September 30, 2014 and 2013 and 30,000 shares were available for grant as of September 30, 2014. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

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

 Stock-based compensation expense related to stock options was $18,000 and $10,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total compensation cost related to non-vested awards not yet recognized is $58,000. The remaining period over which the future compensation cost is expected to be recognized is 27 months.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2014:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2013	5,210,000	$0.12	2.72	$—
Granted	3,750,000	$0.02	2.65	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	69,000	$1.26	—	$—
Outstanding at September 30, 2014	8,891,000	$0.07	2.23	$—
Exercisable at September 30, 2014	679,000	$0.63	2.11	$—
Vested and expected to vest (2)	8,891,000	$0.07	2.23	$—

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

 The exercise prices of the options outstanding at September 30, 2014 ranged from $0.02 to $4.35. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

 Unvested share activity for the nine months ended September 30, 2014 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2013	4,535,000	$0.02
Granted	3,750,000	$0.01
Vested	(72,000)	$0.07
Forfeited	—	$—
Unvested balance at September 30, 2014	8,213,000	$0.01

 The fair values of all stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model. Options granted during the nine months ended September 30, 2014 and 2013 were 3,750,000 and 4,400,000, respectively.

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

 The following is a summary of changes to outstanding warrants during the nine months ended September 30, 2014:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2013	11,250,000	$0.22	3.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at September 30, 2014	11,250,000	$0.22	2.25
Exercisable at September 30, 2014	11,250,000	$0.22	2.25

11.      Concentrations

 The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers.  Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 62% and 38%, respectively, of gross accounts receivable at September 30, 2014 and December 31, 2013, respectively.

 The Company's revenues are concentrated with few customers.  The Company did not have revenue for the nine months ended September 30, 2014, and for the three and nine months ended September 30, 2013, two customers represented 63% and 32% of gross revenues and two customers represented 76% and 19% of gross revenues, respectively.

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

 Enova has incurred significant operating losses in the past. As of September 30, 2014, we had an accumulated deficit of approximately $162.7 million, working capital of approximately negative $3.1 million and shareholders’ deficit of approximately $5.75 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, the Company's revenues continue to significantly decrease. As part of cost cutting measures, we implemented a reduction in our workforce whereby in excess of 80% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover our operating and other expenses. As of September 30, 2014, the Company had $0 in cash and cash equivalents and we do not anticipate that our anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2014 to continue operations and market trading.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 compared to Three and Nine Months Ended September 30, 2013

Third Quarter of Fiscal 2014 vs. Third Quarter of Fiscal 2013

	Three Months Ended September 30,			As a % of Revenues September 30,
	2014	20130	% Change	2014	2013
Revenues	$-	$140,000	-100%	n/a	100%
Cost of revenues	-	1,179,000	-100%	n/a	842%
Gross loss	-	(1,039,000)	-100%	n/a	-742%
Operating expenses
Research and development	-	-	-	n/a	0%
Selling, general & administrative	87,000	216,000	-60%	n/a	154%
Total operating expenses	87,000	216,000	-60%	n/a	154%
Operating loss	(87,000)	(1,255,000)	-93%	n/a	-896%
Other income (expense)
Interest and other income (expense)	(20,000)	(115,000)	-83%	n/a	-82%
Total other income (expense)	(20,000)	(115,000)	-83%	n/a	-82%
Net loss	$(107,000)	$(1,370,000)	-92%	n/a	-979%

First Nine Months of Fiscal 2014 vs. First Nine Months of Fiscal 2013

	Nine Months Ended September 30,			As a % of Revenues September 30,
	2014	2013	% Change	2014	2013
Revenues	$-	$425,000	-100%	n/a	100%
Cost of revenues	60,000	1,660,000	-96%	n/a	391%
Gross loss	(60,000)	(1,235,000)	-95%	n/a	-291%
Operating expenses
Research and development	-	-	-	n/a	0%
Selling, general & administrative	342,000	754,000	-55%	n/a	-177%
Total operating expenses	342,000	754,000	-55%	n/a	-177%
Operating loss	(402,000)	(1,989,000)	-80%	n/a	-468%
Other income (expense)
Interest and other income (expense)	(92,000)	(127,000)	-28%	n/a	-30%
Total other income (expense)	(92,000)	(127,000)	-28%	n/a	-30%
Net loss	$(494,000)	$(2,116,000)	-77%	n/a	-498%

 The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

 Computations of percentage change period over period are based upon our results, as rounded and presented herein.

 Revenues. Revenues in the current year were negatively affected by uncertainty over the Company’s ability to continue operations after our restructuring in June 2012, which reduced our capacity to pursue new business.  The decrease in revenue for the three and nine months ended September 30, 2014 compared to the same period in 2013 was mainly due to our inability to sustain production in 2014.  Revenues in the first nine months of 2013 were mainly attributed to shipments to First Auto Works in China and the Smith Electric Vehicles in the U.S.  We will have fluctuations in revenue from quarter to quarter and there can be no assurance there will be continuing demand for our products and services.

 Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three and nine months ended September 30, 2014 decreased primarily due to the reduction in our operations.

 Gross Loss. The decrease in gross loss for the three and nine months ended September 30, 2014 compared to the same period in the prior year is primarily attributable to the decrease in inventory valuation expenses incurred in the three and nine months ended September 30, 2014.

 Research and Development (“R&D”). The Company halted R&D activities as our engineering staff was eliminated in June 2012 due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

 Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive, finance, field service and quality departments’ compensation as well as related payroll benefits, and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and nine months ended September 30, 2014 compared to the same period in the prior year is attributable to the resignation of approximately 80% of the Company’s workforce from June 2012 and the maintenance of only minimal operations.  We continue to monitor S, G & A in light of our business outlook and take steps to control these costs.

 Interest and Other Income (Expense). The interest and other income (expense) for the three and nine months ended September 30, 2014 increased compared to the same period in the prior year primarily due to the timing of recording asset impairment charges and income from the sale of test vehicles in the second quarter of 2013.

 Net Loss. The decrease in the net loss for the three and nine months ended September 30, 2014 compared to the same periods in the prior year was mainly due to the reduction in our workforce in the second quarter of 2012 which resulted in lower operating costs and the maintenance on only minimal operations.

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

LIQUIDITY AND CAPITAL RESOURCES

 We have experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the nine months ended September 30, 2014 were financed from working capital reserves and a capital raise in March 2014.

 Net cash used in operating activities was $242,000 for the nine months ended September 30, 2014, a decrease of $146,000 compared to net cash used in operating activities of $96,000 for the nine months ended September 30, 2013. Operating cash used in the first nine months of 2014 decreased compared to the prior year period primarily due to payments of accounts payable in the current year and collections of accounts receivables and the receipt of customer deposits for production orders in the prior year.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $1,196,000 for the nine months ended September 30, 2014 as compared to the same period in the prior year primarily due to decreased inventory charges to write down the value of our inventory and lower depreciation expense in 2014 resulting from termination of our lease at our former headquarters in January 2013 and a decrease in depreciation for other fixed assets that were impaired or disposed of.  The decrease in net loss was primarily due to a decrease in administrative costs related to over 80% of our workforce leaving the Company in June 2012 and our restricting other administrative expenditures to conserve cash resources.  As of September 30, 2014, the Company had $0 of cash and cash equivalents compared to $1,000 as of December 31, 2013.

 Net cash used in investing activities was $0 for the nine months ended September 30, 2014, a decrease of $29,000 from net cash from investing activities of $29,000 for the nine months ended September 30, 2013. The Company sold fixed assets in the second quarter of 2013 to settle payables with a vendor and to obtain operating cash.  The Company halted capital expenditures after the reduction in work force in June 2012.

 Net cash from financing activities was $241,000 for the nine months ended September 30, 2014, an increase of $231,000 compared to net cash used in financing activities of $10,000 in 2013.  The increase was primarily attributable to net proceeds of $223,000 from the issuance of Common Stock during first quarter of 2014 as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

 Net accounts receivable were $0 at September 30, 2014 and December 31, 2013, respectively.  The Company wrote down the value of its receivables at the end of 2013 due to management’s concern over the ability of the Company to continue as a going concern and collect receivables in the normal course of business.

 Net inventory and supplies were $368,000 as of September 30, 2014, a decrease of $59,000, or 14%, from $427,000 as of December 31, 2013.  The Company’s operations were halted in the first quarter of 2014 due to the Company’s lack of resources to complete customer orders and the inventory reserve was increased by $59,000 to approximately $3.4 million to reflect management’s assessment of inventory valuation.

 Prepaid expenses and other current assets decreased by $35,000, or 83%, to $7,000 at September 30, 2014, compared to a balance of $42,000 at December 31, 2013. The decrease was primarily due to a write down in a deposit to a vendor reflecting management’s concern that the product can be utilized in future operations.

 Long term accounts receivable were unchanged at $0 as of September 30, 2014 and December 31, 2013, respectively.  The Company agreed to defer collection of certain accounts receivable as requested by a customer for the term of the Company’s warranty guarantee. Due to its financial condition, the Company is not servicing warranty claims with the customer, which could delay collection of the receivable.  Therefore, management determined to fully reserve the long-term accounts receivables as of December 31, 2013.

 Property and equipment, net of depreciation, decreased by $29,000, or 36%, to $51,000 at September 30, 2014 compared to a balance of $80,000 at December 31, 2013.  The decrease is primarily due to depreciation expense of $29,000.

 Accounts payable decreased by $95,000, or 15%, to $547,000 at September 30, 2014 compared to a balance of $642,000 at December 31, 2013. The decrease was primarily due to partial payment of legal and exchange fees from the proceeds of the equity issuance in March 2014.

 Loans from employees decreased by $7,000, or 19%, to $29,000 at September 30, 2014 compared to a balance of $36,000 at December 31, 2013.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs, and a portion of the loans were repaid subsequent to the equity funding in March 2014.

 Deferred revenues were unchanged at $213,000 at September 30, 2014 and December 31, 2013, respectively.   The Company’s management does not anticipate that funding can be obtained to complete the order in 2014.

 Accrued payroll and related expenses increased by $14,000, or 7%, to $208,000 at September 30, 2014 compared to a balance of $194,000 at December 31, 2013. The increase was primarily due to an increase in unpaid compensation in the first nine months of 2014 resulting from the financial condition of the Company.

 Accrued loss for litigation settlement was unchanged at September 30, 2014 compared to the balance at December 31, 2013.  As disclosed under the heading “Judgment entered in Arens Controls Litigation” below, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See also Item 1 of Part II of this report on Form 10-Q.

 Other accrued liabilities increased by $132,000, or 45%, to $426,000 at September 30, 2014 compared to a balance of $294,000 at December 31, 2013.  The increase was primarily due to an increase in the accrual for professional services and equity exchange fees incurred in the first nine months of 2014.

 Accrued interest payable increased by $60,000, or 4%, to $1,461,000 at September 30, 2014 compared to a balance of $1,401,000 at December 31, 2013. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,422,000 to the Credit Managers Association of California.

Going concern

 To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2014, the Company had an accumulated deficit of approximately $162.7 million, working capital of approximately negative $3.1 million and shareholders’ deficit of approximately $5.75 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing working capital, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

 As of September 30, 2014, the Company had approximately $0 in cash and cash equivalents and we do not anticipate that our existing anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2014 to continue operations and market trading.

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

 As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

 In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of September 30, 2014, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of September 30, 2014.

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

Date:  November 19, 2014

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