Form 10-K
period 2014-12-31
ENOVA SYSTEMS INC
filed 2015-04-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes [   ] No [X]

As of June 30, 2014, the approximate aggregate market value of common stock held by non-affiliates of the Registrant was $1,099,000 (based upon the closing price for shares of the Registrant’s common stock as reported by the OTCQB). As of March 31, 2015, there were 64,520,195 shares of common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ENOVA SYSTEMS, INC.
2013 FORM 10-K ANNUAL REPORT

PART I
ITEM1.	BUSINESS

General

In July 2000, we changed our name to Enova Systems, Inc. (“Enova” or “the Company”). Our company, previously known as U.S. Electricar, Inc., a California corporation, was incorporated on July 30, 1976.

THE FOLLOWING BUSINESS DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-K IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.6 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. ('ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING OR COLLECTION OF RECEIVABLES, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL CONTRACTOR IN THE FINANCE DEPARTMENT.

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

Specifically, we developed, designed and produced drive systems and related components for electric, hybrid electric and fuel cell powered vehicles in both the new and retrofit markets. We also performed internal research and development (“R&D”) and funded third party R&D to augment our product development and support our customers.

Enova’s primary market focus has been centered on aligning ourselves with key customers and integrating with original equipment manufacturers (“OEMs”) in our target markets. We believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time and expense. Provided we generate necessary funding, we may continue to work refining both our market strategy and our product line to maintain our edge in power management and conversion systems for vehicle applications.

Our website, www.enovasystems.com, contains up-to-date information on our company, our products and current events. Our website is a prime focal point for current and prospective customers, investors and other affiliated parties seeking additional information on our business.

Due to the reduction in our operations in June 2012, our ability to produce electric and hybrid electric drive systems and components was severely restricted.  In 2013, we had limited sales for systems and components to First Auto Works of China (“FAW”) and Smith Electric Vehicles (“Smith”) as well as other domestic and international vehicle and bus manufacturers.  We recorded no sales in 2014.

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

Through the first half of 2012, we continued development of our next generation Omni-series 200kVA-capable power inverter for hybrid-electric and all-electric vehicles power management and drive system component. The inverter has undergone a series of rigorous tests, based on specifications from FCCC, Navistar, Ford and Enova’s own internal requirements. We also progressed in the design of a next generation on-board 10kW charger, which is designed to be compatible with a wide range of vehicle drive systems and motors, and can be configured for HEV, PHEV and EV applications. Our various electric and hybrid-electric drive systems, power management and power conversion systems continue to be used in applications including Class 3-6 trucks, transit buses and heavy industrial vehicles.

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

By building a business based on relationships with clients such as Freightliner Custom Chassis Corporation, Smith Electric Vehicles, First Auto Works and Optare, we believe we were building defense against competition by securing customers with global reach and OEM status. Teaming with recognized global manufacturers allows Enova to avoid devoting resources to manufacturing infrastructure and allowed us access to production capacity at relatively low costs.

Research and Development

Enova’s strategy has been one of continual enhancement of its product line and development of more efficient and reliable products for alternative energy sectors. Subject to available resources, management believes R&D must be continued in order to be remain competitive, minimize production costs and meet customer specifications. We seek to provide internal funding where technology development is critical to our future.

For the years ended December 31, 2014, and 2013, we spent $0 on internal research and development activities. In June 2012, our engineering staff was eliminated due to the Company’s lack of financial resources.  As a result, the Company’s development of its next generation Omni-series motor control unit and 10kW charger was put on hold at the end of the second quarter of 2012.

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

The Omni system contains many areas where Enova may have unique advantages in comparison to existing technologies and the company intends to fully protect these areas. This process involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, there can be no assurance that patent applications filed by us will result in patents being issued. Moreover, there can be no assurance that third parties will not assert claims against us with respect to existing and future products. Although we intend to vigorously protect our rights, there can be no assurance that these measures will be successful. In the event of litigation to determine the validity of any third party claims, such litigation could result in significant expense to Enova.

Employees

As of December 31, 2014, we had 1 part-time employees and 1 part-time contractor.

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

We may be forced into bankruptcy if we cannot reach a settlement with our two major creditors

Enova owes approximately $4.6 million in aggregate to its two principal creditors, Arens Controls Company, L.L.C.  (“Arens”) and the Credit Managers Association.  Without immediate additional financing or collection of receivables, the Company will need to cease operations.  The Company currently has no visibility as to either additional financing or the collection of receivables.  Specifically, without a mutually acceptable settlement of the Arens Judgment arising out of Arens Controls Company, L.L.C. v. Enova Systems, Inc., Case No. 13-1102 (7th Circuit) in the amount of $2,014,169, the Company does not currently believe it has any alternative other than to cease operations.

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

We have experienced significant operating losses since our inception. Our net loss was $619,000 for the year ended December 31, 2014 and our accumulated deficit was $162,870,000 as of December 31, 2014. It is likely that we will continue to incur substantial net operating losses for the foreseeable future, which may adversely affect our ability to continue operations. To achieve profitable operations, we must successfully develop and market our products at higher margins. We may not be able to generate sufficient product revenue to become profitable. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or yearly basis.

We are dependent on access to capital markets in order to fund continued operations of the Company.

We do not currently have adequate internal liquidity to fund the Company’s operations on an ongoing basis. We will need to continue to look for partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. We may not be able to obtain financing arrangements in amounts or on terms acceptable to us in the future. In the event we are unable to obtain additional financing when needed, and without substantial reductions in development programs and strategic initiatives, we do not expect that our cash and cash equivalents and short-term investments will be sufficient to fund our operating and capital needs for the twelve months following December 31, 2014.

Because we depend upon sales to a limited number of customers, our revenues will be reduced if we lose a major customer

Our revenue is dependent on significant orders from a limited number of customers. We had no revenues in the fiscal year ended December 31, 2014.  In the fiscal year ended December 31, 2013, our two largest customers comprised 95% of revenues. We believe that revenues from major customers will continue to represent a significant portion of our revenues. This customer concentration increases the risk of quarterly fluctuations in our revenues and operating results. The loss or reduction of business from one or a combination of our significant customers will adversely affect our revenues, financial condition and results of operations. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

We extend credit to our customers, which exposes us to credit risk

Most of our outstanding accounts receivable are from a limited number of large customers. At December 31, 2014, the two highest outstanding accounts receivable balances totaled approximately $404,000 which represents 100% of our gross accounts receivable. We have fully reserved our accounts receivable at December 31, 2014.  If we fail to monitor and manage effectively the resulting credit risk and a material portion of our accounts receivable is not paid in a timely manner or becomes uncollectible, our business would be significantly harmed, and we could incur a significant loss associated with any outstanding accounts receivable.

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

There are minimal barriers to entry in our market

We own only certain limited proprietary technology and therefore have created little or no barrier to entry for competitors other than the time and significant expense required to assemble and develop similar production and design capabilities.

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

Shares of our common stock now trade on the OTCQB Exchange under the trading symbols of “ENVA”. Our common stock was listed on the London Stock Exchange up until November 2014 when we were delisted due to the resignation of our nominated advisor. The following table sets forth the high and low sales closing prices of our Common Stock as reflected on the OTCBB.

	Common Stock
	High Price	Low Price
Calendar 2014
Fourth Quarter	$0.02	$0.01
Third Quarter	$0.04	$0.02
Second Quarter	$0.05	$0.01
First Quarter	$0.06	$0.01

Calendar 2013
Fourth Quarter	$0.01	$0.01
Third Quarter	$0.02	$0.01
Second Quarter	$0.02	$0.01
First Quarter	$0.09	$0.01

As of March 31, 2015, there were approximately 1,000 holders of record of our Common Stock. As of March 31, 2015, approximately 100 shareholders held our common stock to be issued and approximately 32 shareholders held our Series B Preferred Stock. The number of holders of record excludes beneficial holders whose shares are held in the name of nominees or trustees.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock or Series B Preferred Stock. We presently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our Common Stock or Series B Preferred Stock in the foreseeable future. We are required to pay dividends on our Series B Preferred Stock before dividends may be paid on any shares of Common Stock. At December 31, 2014, Enova had an accumulated deficit of approximately $162,870,000 and, until this deficit is eliminated, will be prohibited from paying dividends on any class of stock except out of retained earnings, unless it meets certain asset and other tests under Section 500 et. seq. of the California Corporations Code.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data tables set forth selected financial data for the years ended December 31, 2014, 2013 and 2012. The statement of operations data and balance sheet data for and as of the years ended December 31, 2014, 2013, and 2012 are derived from the audited financial statements of Enova. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements, including the notes thereto, appearing elsewhere in this Form 10-K.

	For and as of the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data
Net revenues	$-	$426	$1,103
Cost of revenues	60	2,078	2,407
Gross profit (loss)	(60)	(1,652)	(1,304)
Operating expenses
Research and development	-	-	805
Selling, general and administrative	404	1,081	3,915
Total operating expenses	404	1,081	4,720
Other income and (expense)
Loss on litigation	-	-	(2,014)
Interest and other income (expense), net	(155)	(171)	(197)
Total other income and (expense)	(155)	(171)	(2,211)
Net loss	$(619)	$(2,904)	$(8,235)
Per common share:
Basic and diluted loss per share	$(0.01)	$(0.07)	$(0.19)
Weighted average number of common shares outstanding	64,520	44,520	43,952
Balance Sheet Data
Total assets	$375	$550	$3,055
Long-term debt	$1,238	$1,238	$1,262
Shareholders’ equity (deficit)	$(5,869)	$(5,522)	$(2,634)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our 2014 Financial Statements and accompanying Notes. The matters addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements involving risks and uncertainties.

Overview

Enova Systems has been a developer and manufacturer of proprietary hybrid and electric drive systems propelling the alternative energy industry. Our core competencies were focused on the development and commercialization of power management and conversion systems for mobile applications. Enova applies unique ‘enabling technologies’ in the areas of alternative energy propulsion systems for medium and heavy-duty vehicles as well as power conditioning and management systems for distributed generation systems.

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

Hybrid and electric vehicles and fuel cell systems all require some type of power management and conversion mechanism. Enova Systems has supplied these essential components. Enova drive systems are ‘fuel-neutral,’ meaning that they have the ability to utilize any type of fuel, including diesel, liquid natural gas or bio-diesel fuels. Enova has performed significant research and development to augment and support others’ and our internal product development efforts.

Our products are production-engineered so they can be commercially produced (i.e., all formats and files are designed with manufacturability in mind, from the start). For the automotive market, Enova products are designed to ISO 9001 manufacturing and quality standards. We believe Enova’s redundancy of systems and quality standards result in high performance and reduced risk. For every component and piece of hardware, there are detailed performance specifications. Each piece is tested and evaluated against these specifications, which enhances and confirms the value of the systems to OEM customers.

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

 ln August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). lt also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements

Recent Accounting Pronouncements

Certain accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Results of Operations

Years Ended December 31, 2014 and 2013

Net Revenues. Net revenues were $0 for the year ended December 31, 2014, representing a decrease of $426,000 or 100% from net revenues of $426,000 during the same period in 2013. The Company did not have operations in the current year due to uncertainty over the Company’s ability to continue operations after our restructuring in June 2012 that reduced our capacity to pursue new business.   The decrease in revenue for the twelve months ended December 31, 2014 compared to the same period in 2013 was mainly due to a decrease in deliveries to customers in the United States.  Revenues in 2013 were mainly attributable to shipments to First Auto Works in China and Smith Electric Vehicles, N.A.  We will have fluctuations in revenue from quarter to quarter and there can be no assurance there will be continuing demand for our products and services.

Cost of Revenues. Cost of revenues were $60,000 for the year ended December 31, 2014, compared to $2,078,000 for the year ended December 31, 2013, representing a decrease of $2,018,000, or 97%. Cost of revenues decreased in 2013 compared to the same period in the prior year primarily due to the decrease in revenue. We recorded a charge of approximately $60,000 and $1,660,000 during 2014 and 2013, respectively, increasing our inventory obsolescence reserve after management updated its estimate of the realizable value of inventory.  Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as warranty accruals and inventory valuation reserve amounts. Product development costs incurred in the performance of engineering development contracts for the U.S. Government and private companies are charged to cost of sales.

Gross Margin. The gross margin for the year ended December 31, 2014 was negative 100% compared to a negative 387.8% in the prior year. The increase in gross margin is primarily attributable to lower charges to the inventory reserve associated with certain obsolete parts in 2014 as compared to 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of sales and marketing costs, including consulting fees and expenses for travel, promotional activities and personnel and related costs for the quality and field service functions and general corporate functions, including finance, strategic and business development, human resources, IT, accounting reserves and legal costs. Selling, general and administrative expenses decreased by $677,000, or 63%, during the year ended December 31, 2014 to $404,000 from $1,081,000 in the prior year, which decrease is attributable the Company’s reduction of operational capacity, the termination of employment with the Company by approximately 90% of the Company’s workforce in June 2012 and other cost savings measures.  We continually monitor S, G & A in light of our business outlook and are taking proactive steps to control these costs.

Interest and Other Income (Expense). For the year ended December 31, 2014, interest and other expense was $155,000, a decrease of $16,000 or 9%, from an expense of $171,000 in 2013. The primary reason for the decrease is due to reduced impairment charges on the write-down of fixed assets.

Liquidity and Capital Resources

We have historically experienced losses primarily attributable to research, development, marketing and other costs associated with our strategic plan as an international developer and supplier of electric drive and power management systems and components. Historically, cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the year ended December 31, 2014 were financed by working capital reserves and an equity offering in March 2014 that resulted in net proceeds of $223,000. As of December 31, 2014, the Company had $0 of cash and cash equivalents.

Net cash used in operating activities was $268,000 for the year ended December 31, 2014, a decrease of $158,000 compared to $110,000 for the year ended December 31, 2013. Operating cash used decreased in 2014 compared to the prior year primarily due to decreases in our operating expenses that resulted from the reduction of our operational capacity from June 2012 and a decrease in operational assets. Non-cash items include expense for stock-based compensation, depreciation and amortization, inventory reserve and other losses. These non-cash items decreased by $1,985,000 for the year ended December 31, 2014 as compared to the same period in the prior year primarily due to the decrease in reserve charges to write down the value of our inventory.  The decrease in net loss was primarily due the decrease in gross loss from production of $1,592,000 and a decrease operating expenses of $677,000 as compared to 2013.   As of December 31, 2014, the Company had $0 of cash and cash equivalents compared to $1,000 as of December 31, 2013.

Net cash from investing activities was $0 for the year ended December 31, 2014, compared $29,000 for the year ended December 31, 2013. In 2013, proceeds from the sale of fixed assets were $29,000.

Net cash from financing activities totaled $267,000 for the year ended December 31, 2014, an increase of $242,000 compared to net cash provided by financing activities of $25,000 for the year ended December 31, 2013.   Financing activities in 2013 for payments on vehicle notes were $11,000.   In 2014, we received proceeds of $223,000 from the issuance of Common Stock during first quarter of 2014 as explained in Note 10 – Stockholders’ Equity to the financial statements included in this Form 10-K..

Net accounts receivable were $0 as of December 31, 2014 and 2013.  As of December 31, 2014 and December 31, 2013, the Company maintained a reserve for doubtful accounts receivable of $404,000, primarily related to financial instability at a major customer and concern over the Company’s capacity to collect on overdue receivables.

Inventory decreased by $59,000, or 14%, from $427,000 as of December 31, 2013 to $368,000 as of December 31, 2014.   The decrease resulted from a net inventory reserve charge of $59,000.

Prepaid expenses and other current assets decreased by $35,000, or 83%, to $7,000 at December 31, 2014 compared to a balance of $42,000 at December 31, 2013. The decrease was primarily due to an impairment charge on a deposit with a vendor that management determined may not be recoverable.

Property and equipment, net of depreciation, decreased by $80,000, or 100%, to $0 at December 31, 2014 compared to a balance of $80,000 at December 31, 2013.  The decrease is primarily due to depreciation expense of $38,000 and a loss on impaired assets of $42,000.

Accounts payable decreased by $82,000, or 13%, to $560,000 at December 31, 2014 compared to a balance of $642,000 at December 31, 2013. The decrease was primarily due to vendor payments made in the second quarter of 2014 subsequent to the receipt of cash from the equity issuance in March 2014.

Loans from employees increased by $19,000, or 53%, to $55,000 at December 31, 2014 compared to a balance of $36,000 at December 31, 2013.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

Deferred revenues were $213,000 at December 31, 2014 and 2013.  The Company received prepayments on purchase orders from certain customers.  The Company’s management does not anticipate that funding can be obtained to complete the order in 2015.

Accrued payroll and related expenses increased by $17,000, or 9%, to $211,000 at December 31, 2014 compared to a balance of $194,000 at December 31, 2013. The increase was primarily due to an increase in unpaid compensation resulting from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at December 31, 2014 compared to the balance at December 31, 2013.  As disclosed in Item 3. Legal Proceedings of Part I of this Form 10-K, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.

Other accrued liabilities increased by $137,000, or 47%, to $431,000 at December 31, 2014 compared to a balance of $294,000 at December 31, 2013.  The increase was primarily due to an increase in accruals for professional fees and stock exchange listing expenses.

Accrued interest increased by $81,000, or 6%, to $1,482,000 at December 31, 2014 from $1,401,000 at December 31, 2013. The majority of the increase is associated with the interest accrued on the $1.2 million note due the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At December 31, 2014, the Company had an accumulated deficit of approximately $162.9 million, working capital of approximately negative $3.1 million and shareholders’ equity deficit of approximately $5.9 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that its existing cash and investment resources will be adequate or that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 90% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds has caused the Company to delay all of its product development activities. Failure to obtain adequate financing also may adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of December 31, 2014, the Company had no cash and cash equivalents and received loans from an employee in order to maintain minimal operations.  We do not anticipate that our existing cash and anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

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

Judgment entered in Arens Controls Litigation

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

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Enova Systems, Inc.:

We have audited the accompanying balance sheets of Enova Systems, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit), and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enova Systems, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
Austin, Texas
April 15, 2015

ENOVA SYSTEMS, INC.
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$-	$1,000
Accounts receivable, net	-	-
Inventories and supplies, net	368,000	427,000
Prepaid expenses and other current assets	7,000	42,000
Total current assets	375,000	470,000
Property and equipment, net	-	80,000
Total assets	$375,000	$550,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$560,000	$642,000
Loans from employees	55,000	36,000
Deferred revenues	213,000	213,000
Accrued payroll and related expenses	211,000	194,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	431,000	294,000
Current portion of notes payable	40,000	40,000
Total current liabilities	3,524,000	3,433,000
Accrued interest payable	1,482,000	1,401,000
Notes payable, net of current portion	1,238,000	1,238,000
Total liabilities	6,244,000	6,072,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of December 31, 2014 and December 31, 2013	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of December 31, 2014 and December 31, 2013	1,094,000	1,094,000
Common Stock to be issued	553,000	528,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 and 44,520,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	145,735,000	145,512,000
Additional paid-in capital	9,619,000	9,595,000
Accumulated deficit	(162,870,000)	(162,251,000)
Total stockholders' deficit	(5,869,000)	(5,522,000)
Total liabilities and stockholders' deficit	$375,000	$550,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013
Revenues	$-	$426,000
Cost of revenues	60,000	2,078,000
Gross loss	(60,000)	(1,652,000)
Operating expenses
Selling, general & administrative	404,000	1,081,000
Total operating expenses	404,000	1,081,000
Operating loss	(464,000)	(2,733,000)
Other income and (expense), net
Loss on litigation	-	-
Interest and other income (expense)	(155,000)	(171,000)
Total other income and (expense), net	(155,000)	(171,000)
Net loss	$(619,000)	$(2,904,000)
Basic and diluted loss per share	$(0.01)	$(0.07)
Weighted average number of common shares outstanding	60,137,000	44,520,000

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock					Common Stock to be Issued		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Series A			Series B
	Shares	Amount		Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2012	-	$-		546,000	$1,094,000	59,000	$528,000	44,520,000	$145,512,000	$9,579,000	$(159,347,000)	$2,634,000

Stock option expense	-		-							16,000		16,000
Net loss											(2,904,000)	(2,904,000)

Balance, December 31, 2013	-	$-		546,000	$1,094,000	59,000	528,000	44,520,000	$145,512,000	$9,595,000	$(162,251,000)	$(5,522,000)
Issuance of common stock for cash						1,250,000	$25,000	20,000,000	$223,000			248,000
Stock option expense										24,000		24,000
Net loss											(619,000)	(619,000)

Balance, December 31, 2014	-	$-		546,000	$1,094,000	1,309,000	$ 553,000	64,520,000	$145,735,000	$9,619,000	$(162,870,000)	$(5,869,000)

The accompanying notes are an integral part of these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31
Cash flows from operating activities:	2014	2013
Net loss	$(619,000)	$(2,904,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	108,000
Inventory reserve expense	59,000	1,660,000
Depreciation and amortization	38,000	130,000
Loss on disposal of property and equipment	-	29,000
Loss on asset impairment	74,000	34,000
Stock option expense	24,000	16,000
(Increase) decrease in operating assets:
Accounts receivable	-	118,000
Inventory and supplies	-	116,000
Prepaid expenses and other current assets	3,000	166,000
Long term accounts receivable	-	20,000
Increase (decrease) in operating liabilities:
Accounts payable	(82,000)	84,000
Deferred revenues	-	95,000
Accrued payroll and related expense	17,000	96,000
Other accrued liabilities	137,000	39,000
Accrued interest payable	81,000	83,000
Net cash used in operating activities	(268,000)	(110,000)

Cash flows from investing activities:
Sale of certificate of deposit, restricted	-	-
Proceeds from the sale of fixed assets	-	29,000
Purchases of property and equipment	-	-
Net cash provided by investing activities	-	29,000

Cash flows from financing activities:
Payment on notes payable	-	(11,000)
Proceeds from related party loans	44,000	36,000
Net proceeds from the issuance of common stock	223,000	-
Net cash provided by financing activities	267,000	25,000

Net decrease in cash and cash equivalents	(1,000)	(56,000)
Cash and cash equivalents, beginning of period	1,000	57,000
Cash and cash equivalents, end of period	$-	$1,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,000
Non-cash investing and financing activities
Conversion of related party loans to common stock	$25,000	$-
Assets repossessed and notes payable relieved	$-	$39,000

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

      Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses and negative cash flows from operations. Management believes that the Company’s losses in recent years have primarily resulted from a combination of insufficient product and service revenue to support the Company’s skilled and diverse technical staff believed to be necessary to support exploitation of the Company’s technologies. Historically, the Company’s growth and working capital needs have been funded through a combination of private and public equity offerings, and debt financing. During 2014, the Company’s working capital needs have been funded primarily through a combination of an equity issuance and existing cash reserves. As of December 31, 2014, the Company had no cash and cash equivalents. At December 31, 2014, the Company had net working capital of negative $3,149,000 compared to negative $2,963,000 at December 31, 2013, representing a decrease of approximately $186,000.

Management manages costs in line with estimated total revenue. However, there can be no assurance that any revenue will be realized or that the Company will successfully implement its plans. Management implemented measures to conserve cash, including the reduction of over 90% of employee headcount in the second quarter of 2012, and stringent controls over administrative expenses. The Company will continue to conserve available cash by closely scrutinizing expenditures during 2014. The Company will need to raise additional capital to accomplish continue in business over the next year. The Company can make no assurance with respect to either the availability or terms of such financing and capital when it may be required.

Going Concern

The Company has experienced and continues to experience operating losses and negative cash flows from operations, as well as an ongoing requirement for substantial additional capital investment. At December 31, 2014, the Company had an accumulated deficit of approximately $162.9 million, working capital of approximately negative $3,149,000 and shareholders’ equity deficit of approximately $5.9 million. Over the past years, the Company has been funded through a combination of debt financing and private equity offerings. As of December 31, 2014, the Company had no cash and cash equivalents.

The Company will need to raise additional capital to pursue recovery of its business over the long term and is currently pursuing a variety of funding options. There can be no assurance as to the availability or terms upon which such financing and capital might be available. If the Company is not successful in its efforts to raise additional funds, the Company may have to cease its business operations.

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

      Revenue Recognition

The Company manufactures proprietary products and other products based on design specifications provided by its customers.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

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

 Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payment, additional allowances may be required. In addition, the Company maintains a general reserve for all invoices by applying a percentage based on the age category. Account balances are charged against the allowance after all collection efforts have been exhausted and the potential for recovery is considered remote. As of December 31, 2014 and 2013, the Company maintained a reserve of $404,000 for doubtful accounts receivable. There was bad debt expense recorded of $0 and $108,000 in 2014 and 2013, respectively.

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

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. At December 31, 2014 and 2013, the Company had no financial assets or liabilities periodically re-measured at fair value.

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2014 and 2013.

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

Uncertainty in income taxes are recognized in the Company’s financial statements based on the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. During 2014 and 2013, the Company did not recognize any liability for unrecognized income tax benefits.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Fiscal Years Ended December 31,
	2014	2013
Options to purchase common stock	8,641,000	5,210,000
Warrants to purchase common stock	11,250,000	11,250,000
Common shares to be issued	1,309,000	59,000
Series B preferred shares conversion	24,000	24,000
Potential equivalent shares excluded	21,224,000	16,543,000

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit, quality financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. With respect to accounts receivable, the Company assesses the financial strength of its customers and, as a consequence, believes that the receivable credit risk exposure is not limited.

Recent Accounting Pronouncements

Certain accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

 ln August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 is intended to define management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). lt also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently evaluating the impact of the adoption of ASU 2014-14 on our financial statement disclosures.

On June 19, 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Under the ASU, an entity would not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. The adoption of this ASU will be required, either on a retrospective basis or prospective basis, beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2016. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

3. Inventory

Inventories, consisting of materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31:

	2014	2013
Raw materials	$3,098,000	$3,098,000
Work-in-process	222,000	222,000
Finished goods	449,000	449,000
Reserve for obsolescence	(3,401,000)	(3,342,000)
	$368,000	$427,000

Inventory reserve charged to operations amounted to $59,000 and $1,660,000 during 2014 and 2013, respectively. Inventory valuation adjustments and other inventory write-offs in 2014 and 2013 amounted to $0 and $692,000, respectively.

4. Property and Equipment

Property and equipment consisted of the following at December 31:

	2014	2013
Computers and software	$59,000	$59,000
Machinery and equipment	209,000	251,000
Furniture and office equipment	86,000	86,000
Demonstration vehicles and buses	127,000	127,000
	481,000	523,000
Less accumulated depreciation and amortization	(481,000)	(443,000)
Total	$-	$80,000

Depreciation and amortization expense was $38,000 and $130,000 for the years ended December 31, 2014 and 2013, respectively, which included amortization expense of leasehold improvements of $23,000 for the year ended December 31, 2013.

Fixed assets totaling $0 and $405,000 were retired or disposed of in the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2013, fixed assets with an original book value of $272,000 were exchanged in settlement of vendor payables, two vehicles were sold and four vehicles was repossessed.  For the year ended December 31, 2013, the Company recorded proceeds from the sale of fixed assets of $29,000 and a loss on the disposal of fixed assets of $29,000.  In addition, the Company’s headquarters lease expired on January 31, 2013, which resulted in a decrease in gross leasehold improvements in the amount of $1,327,000 and a net book value of zero.  For the year ended December 31, 2014, the Company recorded an impairment loss of $42,000.

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

6. Other Accrued Liabilities

Other accrued liabilities consisted of the following at December 31:

	2014	2013
Accrued inventory received	$10,000	$10,000
Accrued professional services	298,000	161,000
Accrued warranty	74,000	74,000
Other	49,000	49,000
Total	$431,000	$294,000

Accrued warranty consisted of the following activities for the years ended December 31:

	2014	2013
Balance at beginning of year	$74,000	$117,000
Accruals for warranties issued during the period	-	96,000
Warranty claims	-	(139,000)
Balance at end of year	$74,000	$74,000

7. Notes Payable

Notes payable at December 31, consisted of the following:

	2014	2013
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of December 31, 2014), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to a Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000

	1,278,000	1,278,000
Less current portion of notes payable	(40,000)	(40,000)

Notes payable, net of current portion	$1,238,000	$1,238,000

As of December 31, 2014 and 2013, the balance of long term interest payable amounted to $1,482,000 and $1,401,000, respectively, of which the Credit Managers Association of California note amounted to $1,442,000 and $1,365,000, respectively. Interest expense on notes payable amounted to approximately $81,000 and $85,000 during the years ended December 31, 2014 and 2013, respectively. In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at December 31, 2014.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $18,000 for final settlements for the three vehicles, which is included in other accrued liabilities at December 31, 2014.

Future minimum principal payments of notes payable at December 31, 2014 consisted of the following:

Year Ending December 31	Principal Amounts
2015	$40,000
2016	1,238,000
Thereafter	—

Total	$1,278,000

8. Deferred Revenues

The Company had deferred $213,000 in revenue related to production and development contracts at December 31, 2014 and 2013.  The Company’s management does not anticipate that funding can be obtained to complete the order in 2015.

9. Commitments and Contingencies

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

Rent expense was approximately $72,000 and $111,000 for the years ended December 31, 2014, and 2013, respectively.

10.  Stockholders’ Equity

Common Stock

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

 On May 23, 2014, Enova Systems, Inc. and John Micek, the President and Chief Executive Officer of Enova, orally agreed that Enova will sell to John Micek, and Mr. Micek agreed to purchase from Enova, 1,250,000 shares of Enova's Common Stock at a purchase price of US $0.02 per share in consideration of the conversion of $25,000 in debt owed by Enova to Mr. Micek.  As of December 31, 2014, the shares had not been issued.

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

During the twelve months ended December 31, 2014 and 2013, the Company did not issue any shares of common stock to directors or employees as compensation.

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

On October 26, 2012, the Company registered 58,714 shares of common stock through a Form S-3 Registration Statement, which became effective on November 21, 2012.   Therefore, all 2,642,159 outstanding shares of Series A Preferred Stock were automatically converted into 58,714 of common stock as of the effectiveness of the registration statement.  The Company has not issued the common shares as of December 31, 2014.

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

11. Stock Options

Stock Option Program Description

For the year ended December 31, 2014 the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 Equity Compensation Plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan has been approved by the Company’s Shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the Company, and government regulations.

The maximum number of shares issuable over the term of the 1996 Plan was limited to 65 million shares (without giving effect to subsequent stock splits). Options granted under the 1996 Plan typically have an exercise price of 100% of the fair market value of the underlying stock on the grant date and expire no later than ten years from the grant date. On August 27, 2013, the Board of Directors of Enova Systems, Inc. approved amendments to the Company’s 2006 Equity Compensation Plan to (a) increase the number of shares authorized for issuance thereunder from 3,000,000 shares to 9,000,000 shares and (b) to increase the number of shares of common stock that may be issued to an individual in any calendar year from 500,000 shares to 5,000,000 shares. The 2006 Plan has a total of 3,750,000 and 4,400,000 shares that were granted in 2014 and 2013, respectively.

Stock-based compensation expense related to stock options was $24,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the total compensation cost related to non-vested awards not yet recognized is $55,000. The remaining period over which the future compensation cost is expected to be recognized is 25 months.

Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2014 and 2013 has been based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If the actual number of forfeitures differs from that estimated by management, additional adjustments to compensation expense may be required in future periods.

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2014 and 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	810,000	$0.64	4.06	$—
Granted	4,400,000	$0.02	2.66	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at December 31, 2013	5,210,000	$0.12	2.72	$—
Granted	3,750,000	$0.02	2.39	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(319,000)	$0.42	—	$—
Outstanding at December 31, 2014	8,641,000	$0.06	2.03	$—
Exercisable at December 31, 2014	449,000	$0.85	2.85	$—
Vested and expected to vest(2)	8,641,000	$0.06	2.03	$—

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

During 2014 and 2013, the Company granted 3,750,000 and 4,400,000 options for fair value of $33,700 and $39,500, respectively.  During 2014, 319,000 options were forfeited.

At December 31, 2014, there were 280,000 shares available for grant under the 2006 plan. The exercise prices of the options outstanding at December 31, 2014 ranged from $0.02 to $4.35. The weighted-average grant date fair value of the options granted during the years ended December 31, 2014 and 2013 was $0.01 and $0.01, respectively.

Unvested share activity for the year ended December 31, 2014 is summarized below:

	Unvested Number of Options	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2013	4,535,000	$0.02
Granted	3,750,000	$0.01
Vested	(93,000)	$0.07
Forfeited	—	$—

Unvested balance at December 31, 2014	8,192,000	$0.01

The Company settles employee stock option exercises with newly issued common shares. The table below presents information related to stock option activity for the fiscal years ended December 31, 2014 and 2013:

Years Ended December 31,

	2014	2013
Total intrinsic value of stock options exercised	$—	$—
Cash received from stock option exercises	$—	$—
Gross income tax benefit from the exercise of stock options	$—	$—

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

The fair values of all stock options granted during the fiscal years ended December 31, 2014 and 2013 were estimated on the date of grant using the following range of assumptions:

	Years Ended December 31,
	2014	2013
Expected life (in years)	1.5	1.5
Average risk-free interest rate	2.0%	1.66%
Expected volatility	364%	118%
Expected dividend yield	0%	0%
Forfeiture rate	3%	3%

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

The following is a summary of changes to outstanding warrants during the fiscal year ended December 31, 2014 and 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2012	11,250,000	$0.22	4.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2013	11,250,000	$0.22	3.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at December 31, 2014	11,250,000	$0.22	2.00
Exercisable at December 31, 2014	11,250,000	$0.22	2.00

13. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, consisted of the following:
	2014	2013
Deferred tax assets
Net operating loss carry-forwards	$27,435,000	$27,516,000
Stock based compensation	863,000	852,000
Other, net	143,000	36,000
	28,441,000	28,404,000
Less valuation allowance	(28,441,000)	(28,404,000)
Net deferred tax assets	$—	$—

The Tax Reform Act of 1986 limits the use of net operating loss carryforwards in certain situations where changed occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

Deferred taxes arise from temporary differences in the recognition of certain expenses for tax and financial reporting purposes. The deferred tax assets have been offset by a valuation allowance since management does not believe the recoverability of these in future years is more likely than not to occur. The valuation allowance increased by $37,000 in 2014 compared to an increase of $887,000 in 2013. As of December 31, 2014, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $68,269,000 and $47,769,000, respectively. These operating loss carry forwards will expire in 2015 through 2034.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory tax rate (34% in 2014 and 2013) to income taxes as follows:

	December 31, 2014	December 31, 2013
Tax benefit computed at 34%	$(210,000)	$(987,000)
Change in valuation allowance	31,000	887,000
State tax (net of Federal benefit)	(36,000)	(169,000)
Change in carryovers and tax attributes	215,000	269,000
Net tax benefit	$—	$—

The Company files federal income tax returns in the U.S. and in various state jurisdictions. The Company has not been audited by the Internal Revenue Service or any state for income taxes. The Company reviews its recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The Company reviews all material tax positions for all years open to statute to determine whether it is more likely than not that the positions taken would be sustained based on the technical merits of those positions. The Company did not recognize any adjustments for uncertain tax positions as of and during the years ended December 31, 2014 and 2013.

14. Employee Benefit Plan

The Company had a 401(k) profit sharing plan covering substantially all employees. Eligible employees were able to elect to contribute a percentage of their annual compensation, as defined, to the plan. The Company also was permitted to elect to make discretionary contributions. For the year ended December 31, 2013, the Company did not make any contributions to the plan.  The Company closed the 401(k) plan in 2013.

15. Geographic Area Data

The Company operates as a single reportable segment and attributes revenues to countries based upon the location of the entity originating the sale. Revenues by geographic area are as follows:

	2014	2013
United States	$—	$87,000
China	—	324,000
United Kingdom	—	8,000
Korea	—	7,000
Japan	—	—

Total	$—	$426,000

16. Concentration

The Company’s sales were concentrated with a few large customers. During the year ended December 31, 2014, the Company had zero in sales and two customers accounted for 62% and 38% of gross accounts receivable. During the year ended December 31, 2013, sales to two customers comprised 76% and 19% of total revenues and two customers accounted for 62% and 38% of gross accounts receivable, respectively.  The Company performs ongoing credit evaluations of certain customers’ financial condition and generally requires no collateral from its customers. The Company’s inventory purchases are concentrated with certain key vendors that produce components according to our engineering specifications. During the year ended December 31, 2013, 47% of purchases were concentrated with one vendor.  There were no inventory purchases in 2014.

17. Subsequent Events

The Company has evaluated subsequent events and has determined that there were no subsequent events to recognize or disclose in these financial statements.

18. Related Party Transactions

As of December 31, 2014, Mr. Micek, who serves as Chief Executive Officer, has loaned the Company a total of $55,000 in support of continued operations. As of April 1, 2015, Mr. Micek has advanced $84,000 to the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control were present as of December 31, 2014, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the current Directors and executive officers of Enova Systems Inc.:

Name	Age	Position
Christopher Thunen (2)	37	Director
John Micek	61	Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
Edwin O. Riddell(1)(3)(4)(6)	72	Director
James Burness(2)(4)(5)	66	Director

(1)	Audit Committee Chairman
(2)	Audit Committee Member
(3)	Compensation Committee Chairman
(4)	Compensation Committee Member
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of greater than 10% owners of our common stock to file reports of ownership and changes in ownership with the SEC and provide copies to us. Based solely on a review of Section 16 reports and written representations from officers and directors, we believe that during the fiscal year ended December 31, 2014, our officers, directors, and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

The table below summarizes the total compensation for the fiscal years ended December 31, 2013 and 2012 paid to or earned by the only executive officer of the Company during the fiscal year ended December 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)(A)	Bonus ($)	Options Awards ($)(B)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)(C)	Total ($)
John Micek	2014	$33,371	$—	$19,956	$—	$—	$53,327
Chief Executive Officer and Chief Financial Officer	2013	$150,069	$—	$39,547	$—	$12,844	$202,460

(A)	Due to the financial condition of the Company, Mr. Micek's salary in the amount of $132,630 was deferred as of December 31, 2014.
(B)
The valuation of option awards issued to employees are calculated in accordance with SEC rules as the grant date fair value in accordance with FASB ASC 718 consistent with the assumptions set forth in Note 12 to the financial statements in this Annual Report on Form 10-K.

(C)	For Mr. Micek, the amount shown attributable to 2013 includes (i) $12,844 in medical insurance premiums paid.

Employment Arrangements

As previously disclosed  in a Form 8-K filed on July 3, 2012, for the 2012 year, the Board established certain incentive bonus awards for Mr. Micek, the payment of which were dependent upon the settlement of certain account receivables and account payables.  The goals were attained and a bonus was recorded in 2012.  A portion of the bonus was paid in April 2014 and the remainder of $45,700 has been accrued.

Equity Awards

The following table presents information regarding outstanding equity awards held by the executive officer named in the Summary Compensation Table at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
John Micek	2,500,000(A)	2,500,000	$0.02	5/23/2017
	4,400,000(B)	4,400,000	$0.02	8/27/2016
	250,000(C)	—	$0.19	12/18/2014
	14,583(d)	—	$0.86	5/12/2021
	34,500(E)	—	$1.17	12/8/2019

(A)
The options were granted on May 23, 2014. The vesting of the option was made conditional upon the Board approving, and Enova entering into definitive agreements covering and thereafter consummating, (x) a sale of all or substantially all of Enova's assets or (y) the acquisition of Enova by another entity by means of a merger, share exchange, tender offer or other similar transaction or (z) the acquisition by Enova of another entity by means of a merger, share exchange, tender offer or other similar transaction.

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

(C)
The options were granted on December 19, 2011 and vested in January 2012 based on the attainment of the vesting requirement that the Company’s common stock had a Volume Weighted Average Price for a ten day trading period equal to or greater than twice the exercise price of the options based on the average of the closing bid and asked prices of the Company’s common stock on the NYSE MKT LLC.

(d)
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

Current Equity Incentive Plans

We presently have only one active stock-based compensation plan. The 2006 Equity Compensation Plan authorizes the Compensation Committee to grant stock options and other stock awards to employees and consultants, including executives and directors, and such grants are currently approved by the whole board of directors. The determination of whether option grants are appropriate each year is based upon individual measures established for each individual within the subjective determination of the board of directors. Options are not necessarily granted to each executive during each year. Options granted to executive officers generally vest in conjunction with the attainment of the performance goals of the Company. In 2014, Mr. Micek was granted stock options from the plan covering an aggregate of 2,000,000 shares of our common stock.

Director Compensation

The table below summarizes the total compensation we paid to our Directors (other than Mr. Micek) for the fiscal year ended December 31, 2014:

Non-Executive Director Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Christopher Thunen	$—	5,000	$5,000
Edwin Riddell	$—	5,000	$5,000
James Burness	$—	5,000	$5,000

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

The table below sets forth information as to (a) any person, including their address, known to us to own beneficially more than 5% of our voting securities, (b) equity securities beneficially owned by each of our named executive officers and directors; and (c) equity securities beneficially owned by the current executive officers and directors as a group. Beneficial ownership is determined in accordance with the SEC’s Regulation 13D-G. Accordingly, the information below reflects stock options, warrants, and other securities beneficially held by the specified person that may be exercised or converted into common stock within 60 days of March 31, 2015. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them. The information in this table is as of March 1, 2015 based upon an aggregate of 64,853,183 voting shares from (i) 64,520,195 shares of common stock outstanding, (ii) 1,308,714 shares of common stock to be issued and (iii) potential conversion of Series B Preferred Stock into 24,274 shares of common stock.

Owner	Number of Shares of Common Stock	Percent of Common Stock	Percent of Common Stock, Series B Preferred Stock, Common Stock to be Issued and Voting Together
Jagen, Pty., Ltd.(1)	3,222,222	5.0%	5.0%
9 Oxford Street, South Ybarra 3141 Melbourne, Victoria Australia
Shell Asset Management BV(2)	6,054,960	9.4%	9.4%
Sir Winston Churchillaan 366H, 2285 SJ Rijswijk ZH, The Netherlands 527 Madison Avenue, Suite 2600, New York, NY 10022
John J. Micek(3)	1,493,408	2.3%	2.3%
Edwin O. Riddell(4)	178,667	0.3%	0.3%
All Executive Officers and Directors as a group (5)	1,672,075	2.6%	2.6%

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

Equity Compensation Plan Information

For the fiscal year ended December 31, 2014, we had two equity compensation plans: the 1996 Option Plan and the 2006 Equity Compensation Plan. Each plan was adopted with the approval of our shareholders. The 1996 Stock Option Plan has expired for purposes of issuing new grants. The 1996 Stock Option Plan, however, will continue to govern awards previously granted under that plan. The 2006 plan, adopted at our annual meeting in November 2006 and amended in August 2013, has a total of 9,000,000 shares reserved for issuance. The following table provides information regarding our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	8,611,000	$0.05	280,000	(A)
Equity compensation plans not approved by security holders	—	—	—

Total	8,611,000	$0.05	280,000

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

Mr. Micek, who serves as Chief Executive Officer, Chief Financial Officer and Director, has loaned the Company a total of $83,908 as of April 1, 2015 in support of its continued operations.

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

Audit Fees

The following table sets forth the aggregate fees billed or to be billed by our principal accountant for the following services for the years ended December 31, 2014 and 2013:

	2014	2013
Audit Fees	$27,000	$44,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$550
All Other Fees	$—	$—

Total	$27,000	$44,550

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

10.18	Warrant and Common Stock Purchase Agreement dated December 15, 2011 (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed December 19, 2011).
10.19	Form of Warrant (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed December 19, 2011)
10.20	Form of Registration Rights Agreement dated December 2011 (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K filed December 19, 2011)
10.21	Purchase Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 25, 2012).
10.22	Purchase Agreement dated April 24, 2012 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed April 25, 2012).
10.23	Registration Rights Agreement dated April 23, 2012 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed April 25, 2012).
10.24	Amendment of the 2006 Equity Compensation Plan (incorporate by reference to Exhibit 10.24 of our Form 10K filed May 2, 2014).
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350*
101.XML	XBRL Instance Document**
101.XSD	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.
+	Management contract or compensatory plan or arrangement.
#	Portions of the exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENOVA SYSTEMS, INC.

By:	/s/ John Micek
John Micek
Chief Executive Officer & Chief Financial Officer

Dated: April 15, 2015

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

Signature	Title	Date

/s/ John Micek John Micek	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer and Principal Accounting Officer)	April 15, 2015

/s/ Edwin Riddell Edwin Riddell	Director, Chairman of the Board	April 15, 2015

/s/ James Burness James Burness	Director	April 15, 2015

/s/ Christopher Thunen Christopher Thunen	Director	April 15, 2015