Form 10-Q
period 2015-03-31
ENOVA SYSTEMS INC
filed 2015-05-15
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2015

or

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

As of April 30, 2015, there were 64,520,195 shares of common stock outstanding.

ENOVA SYSTEMS, INC.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	-
Inventories and supplies, net	368,000	368,000
Prepaid expenses and other current assets	7,000	7,000
Total current assets	375,000	375,000
Property and equipment, net	-	-
Total assets	$375,000	$375,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$578,000	$560,000
Loans from employees	84,000	55,000
Deferred revenues	213,000	213,000
Accrued payroll and related expenses	214,000	211,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	435,000	431,000
Current portion of notes payable	40,000	40,000
Total current liabilities	3,578,000	3,524,000
Accrued interest payable	1,502,000	1,482,000
Notes payable, net of current portion	1,238,000	1,238,000
Total liabilities	6,318,000	6,244,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of March 31, 2015 and December 31, 2014	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of March 31, 2015 and December 31, 2014	1,094,000	1,094,000
Common Stock to be issued	553,000	553,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	145,735,000	145,735,000
Additional paid-in capital	9,627,000	9,619,000
Accumulated deficit	(162,952,000)	(162,870,000)
Total stockholders' deficit	(5,943,000)	(5,869,000)
Total liabilities and stockholders' deficit	$375,000	$375,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$-	$-
Cost of revenues	-	-
Gross income (loss)	-	-
Operating expenses
Selling, general & administrative	61,000	136,000
Total operating expenses	61,000	136,000
Operating loss	(61,000)	(136,000)
Other income and (expense)
Interest and other income (expense)	(21,000)	(31,000)
Total other income and (expense)	(21,000)	(31,000)
Net loss	$(82,000)	$(167,000)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	64,520,000	46,742,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
Cash flows from operating activities:	2015	2014
Net loss	$(82,000)	$(167,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	11,000
Stock option expense	8,000	4,000
(Increase) decrease in:
Prepaid expenses and other current assets	-	12,000
Increase (decrease) in:
Accounts payable	18,000	(96,000)
Accrued payroll and related expense	3,000	23,000
Other accrued liabilities	4,000	52,000
Accrued interest payable	20,000	19,000
Net cash used in operating activities	(29,000)	(142,000)

Cash flows from investing activities

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	223,000
Proceeds from related party loans	29,000	32,000
Net cash provided by financing activities	29,000	255,000

Net increase (decrease) in cash and cash equivalents	-	113,000
Cash and cash equivalents, beginning of period	-	1,000
Cash and cash equivalents, end of period	$-	$114,000

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

THE DISCUSSION SET FORTH BELOW AND ELSEWHERE IN THIS 10-Q IS QUALIFIED IN ITS ENTIRETY BY THE FOLLOWING: ENOVA REMAINS INSOLVENT AND OWES IN EXCESS OF $4.5 MILLION IN THE AGGREGATE TO ITS TWO PRINCIPAL CREDITORS, THE CREDIT MANAGERS ASSOCIATION AND ARENS CONTROLS COMPANY, L.L.C. (“ARENS"). WITHOUT IMMEDIATE ADDITIONAL FINANCING, THE COMPANY WILL NEED TO CEASE OPERATIONS. THE COMPANY CURRENTLY HAS NO VISIBILITY AS TO EITHER ADDITIONAL FINANCING OR THE COLLECTION OF RECEIVABLES. SPECIFICALLY, WITHOUT A MUTUALLY ACCEPTABLE SETTLEMENT OF THE ARENS JUDGMENT ARISING OUT OF ARENS CONTROLS COMPANY, L.L.C. v. ENOVA SYSTEMS, INC., CASE NO. 13-1102 (7TH CIRCUIT) IN THE AMOUNT OF $2.0 MILLION, THE COMPANY DOES NOT CURRENTLY BELIEVE IT HAS ANY ALTERNATIVE OTHER THAN TO CEASE OPERATIONS. THE COMPANY CURRENTLY EMPLOYS ONLY TWO PERSONNEL, JOHN MICEK, THE COMPANY'S CEO, CFO AND SECRETARY, AND ONE ADDITIONAL INDIVIDUAL IN THE FINANCE DEPARTMENT.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial position, results of operations and cash flows for the three months ended March 31, 2015 and December 31, 2014 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are included in the Company’s Annual Report on Form 10-K for the year then ended.

Liquidity and Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, historically the Company has experienced significant recurring net losses and operating cash flow deficits. The Company’s ability to continue as a going concern is dependent on many factors, including among others, its ability to raise additional funding, and its ability to successfully restructure operations.

To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2015, the Company had an accumulated deficit of approximately $163.0 million, working capital of approximately negative $3.2 million and shareholders’ equity deficit of approximately $5.9 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with existing cash resources, proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

As of March 31, 2015, the Company had no cash and cash equivalents and received loans from an employee in order to maintain minimal operations.  We do not anticipate that anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Revenue Recognition

The Company business is the manufacture of proprietary products and other products based on design specifications provided by its customers. The Company recognizes revenue only when all of the following criteria have been met:

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

Deferred Revenues

The Company recognizes revenues as earned. Amounts received or collected advance of the period in which service is rendered are recorded as a liability under deferred revenues. When the Company enters into production and development contracts with customers, an evaluation is made to ascertain the specific revenue generating activities of each contract and establishes the units of accounting for each activity. Revenue on these units of accounting is not recognized until a) there is persuasive evidence of the existence of a contract, b) the service has been rendered and delivery has occurred, c) there is a fixed and determinable price, and d) collectability is reasonable assured.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	8,641,000	5,210,000
Warrants to purchase common stock	11,250,000	11,250,000
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	19,974,000	16,543,000

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

Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	March 31, 2015	December 31, 2014
Raw materials	$3,098,000	$3,098,000
Work-in-process	222,000	222,000
Finished goods	449,000	449,000
Reserve for obsolescence	(3,401,000)	(3,401,000)
	$368,000	$368,000

The Company did not have production operations in the three months ended March 31, 2015. Therefore, there was no change the balance of inventory between March 31, 2015 and December 31, 2014.

4.           Property and Equipment

Property and equipment consisted of the following at:

	March 31, 2015	December 31, 2014
Computers and software	$59,000	$59,000
Machinery and equipment	209,000	209,000
Furniture and office equipment	86,000	86,000
Demonstration vehicles and buses	127,000	127,000
Sub-total	481,000	481,000
Less accumulated depreciation and amortization	(481,000)	(481,000)
Total	$-	$-

Depreciation and amortization expense was $0 and $11,000 for the three months ended March 31, 2015 and 2014, respectively.

5.	Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	March 31, 2015	December 31, 2014
Accrued inventory received	$10,000	$10,000
Accrued professional services	310,000	298,000
Accrued warranty	74,000	74,000
Other	41,000	49,000
Total	$435,000	$431,000

 Accrued warranty consisted of the following activities during the three months ended March 31:

	2015	2014
Balance at beginning of year	$74,000	$74,000
Accruals for warranties issued during the period	-	-
Warranty claims	-	-
Balance at end of quarter	$74,000	$74,000

6.	Notes Payable, Long-Term Debt and Other Financing

Notes payable consisted of the following at:

	March 31, 2015	December 31, 2014
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of March 31, 2015), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
	1,278,000	1,278,000
Less current portion of notes payable	(40,000)	(40,000)

Notes payable, net of current portion	$1,238,000	$1,238,000

As of March 31, 2015 and December 31, 2014, the balance of long term interest payable amounted to $1,502,000 and $1,482,000, respectively, of which the Credit Managers Association of California note amounted to $1,461,000 and $1,442,000, respectively. Interest expense on notes payable amounted to approximately $20,000 and $19,000 for the three months ended March 31, 2015 and 2014, respectively.

In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at March 31, 2015 and December 31, 2014, respectively.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $18,000 for final settlements for the three vehicles, which is included in other accrued liabilities at March 31, 2015 and December 31, 2014, respectively.

7.	Deferred Revenues

The Company had deferred $213,000 in revenue related to a production contract at March 31, 2015 and December 31, 2014. The Company’s management does not anticipate that funding can be obtained to complete the order in 2015.

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

During the three months ended March 31, 2015, the Company did not issue any shares of common stock to directors or employees as compensation.

9.	Stock Options

Stock Option Program Description

As of March 31, 2015, the Company had two equity compensation plans, the 1996 Stock Option Plan (the “1996 Plan”) and the 2006 equity compensation plan (the “2006 Plan”). The 1996 Plan has expired for the purposes of issuing new grants. However, the 1996 Plan will continue to govern awards previously granted under that plan. The 2006 Plan was approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

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

Of the 9,000,000 shares reserved for issuance under the amended 2006 Plan, none were granted in the three months ended March 31, 2015 and 2014 and 280,000 shares were available for grant as of March 31, 2015. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

Stock-based compensation expense related to stock options was $8,000 and $4,000 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total compensation cost related to non-vested awards not yet recognized is $47,000. The remaining period over which the future compensation cost is expected to be recognized is 22 months.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	8,641,000	$0.06	2.03	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	—	$—	—	$—
Outstanding at March 31, 2015	8,641,000	$0.06	1.79	$—
Exercisable at March 31, 2015	470,000	$0.83	2.46	$—
Vested and expected to vest (2)	8,171,000	$0.06	1.79	$—

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

The exercise prices of the options outstanding at March 31, 2015 ranged from $0.02 to $4.35. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the three months ended March 31, 2015 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	8,192,000	$0.01
Granted	—	$—
Vested	(21,000)	$0.04
Forfeited	—	$—
Unvested balance at March 31, 2015	8,171,000	$0.01

The fair values of all stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended March 31, 2015 and 2014, no options were granted.

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

The following is a summary of changes to outstanding warrants during the quarter ended March 31, 2015:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	111,250,000	$0.22	2.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at March 31, 2015	11,250,000	$0.22	1.75
Exercisable at March 31, 2015	11,250,000	$0.22	1.75

11.           Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 62% and 38%, respectively, of gross accounts receivable at March 31, 2015 and December 31, 2014, respectively. There were no inventory purchases in 2014 or 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “future,” “intend,” “potential,” or “continue” or the negative of these terms or similar expressions to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current intent, belief or expectation, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our future operating expenses, our future losses, our future expenditures for research and development and the sufficiency of our cash resources. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the disclosure contained in Item 1A of Part II of this Form 10-Q.

The following discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Enova has incurred significant operating losses in the past. As of March 31, 2015, we had an accumulated deficit of approximately $163.0 million, working capital of approximately negative $3.2 million and shareholders’ deficit of approximately $5.9 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, we implemented a reduction in our workforce whereby in excess of 90% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover operating and other expenses. As of March 31, 2015, the Company had $0 in cash and cash equivalents and we do not anticipate that our anticipated receivables collections will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

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

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Estimates and assumptions include, but are not limited to, customer receivables, inventories, equity investments, fixed asset lives, contingencies and litigation. There have been no material changes in estimates or assumptions compared to our most recent Annual Report for the fiscal year ended December 31, 2014.

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

Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The assessment of the ultimate realization of accounts receivable including the current credit-worthiness of each customer is subject to a considerable degree to the judgment of our management. At March 31, 2015 our accounts receivable are fully reserved.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

First Quarter of Fiscal 2015 vs. First Quarter of Fiscal 2014

	Three Months Ended March 31,
	2015	2014	% Change
Revenues	$-	$-	n/a
Cost of revenues	-	-	n/a
Gross loss	-	-	n/a
Operating expenses
Selling, general & administrative	61,000	136,000	-55%
Total operating expenses	61,000	136,000	-55%
Operating loss	(61,000)	(136,000)	-55%
Other income (expense)
Interest and other income (expense)	(21,000)	(31,000)	-32%
Total other income (expense)	(21,000)	(31,000)	-32%
Net loss	$(82,000)	$(167,000)	51%

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Revenues. Due to the reduction in our operations in June 2012, our ability to produce and market electric and hybrid electric drive systems and components was severely restricted.  As a result, we recorded no sales in 2014 and the first quarter of 2015.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three months ended March 31, 2015 and 2014 were zero due to the lack of production operations.

Gross Loss.  Gross loss was zero for the three months ended March 31, 2015 and 2014.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive and finance departments’ compensation as well as related payroll benefits, general corporate functions and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three months ended March 31, 2015 compared to the same period in the prior year is primarily due to decreases in exchange fees due to our delisting from the UK AIM Exchange.  We continually monitor S, G & A in light of our business outlook and take steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) for the three months ended March 31, 2015 decreased compared to the same period in the prior year primarily due to the timing of recording asset impairment charges.

Net Loss. The decrease in the net loss for the three months ended March 31, 2015 compared to the same period in the prior year was mainly due to the decreases in exchange fees and asset impairment charges..

Comparability of Quarterly Results. Our quarterly results have fluctuated in the past and we believe they will continue to do so in the future. Certain factors that could affect our quarterly operating results are described in Part I, Item 1A-Risk Factors contained in our Form 10-K for 2014.  Due to these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not meaningful indicators of future performance.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily due to no sales. Historically, cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the three months ended March 31, 2015 were financed primarily by employee loans.

Net cash used in operating activities was $29,000 for the three months ended March 31, 2015, a decrease of $113,000 compared to net cash used in operating activities of $142,000 for the three months ended March 31, 2014. Operating cash used in the first three months of 2015 decreased compared to the prior year period primarily due to increases in payables and a decrease in the loss.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items decreased by $7,000 for the three months ended March 31, 2015 as compared to the same period in the prior year primarily due to lower depreciation expense in 2015 resulting from management’s decision to write down the value of fixed assets to zero at the end of 2014.  The decrease in net loss was primarily due to a decrease in administrative costs for UK AIM exchange fees and our restricting other administrative expenditures.  As of March 31, 2015 and December 31, 2014, the Company had $0 of cash and cash equivalents.

Net cash from financing activities was $29,000 for the three months ended March 31, 2015, a decrease of $226,000 compared to net cash from financing activities of $255,000 in 2014.  The decrease was primarily attributable to net proceeds of $223,000 from the issuance of Common Stock that were received during the first quarter of 2014, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable were $0 at March 31, 2015 and December 31, 2014, respectively.  The Company wrote down the value of its receivables at the end of 2013 due to management’s concern over the ability of the Company to continue as a going concern and collect receivables in the normal course of business.

Net inventory and supplies were unchanged at $368,000 as of March 31, 2015 and December 31, 2014, respectively.  The Company’s operations were halted in the first quarter of 2014 due to the Company’s lack of resources to complete customer orders.

Prepaid expenses and other current assets were $7,000 at March 31, 2015, unchanged from the balance at December 31, 2014.

Property and equipment, net of depreciation, was zero at March 31, 2015 and December 31, 2014.  Management wrote down the value of fixed assets in the fourth quarter of 2014.

Accounts payable increased by $18,000, or 3%, to $578,000 at March 31, 2015 compared to a balance of $560,000 at December 31, 2014. The increase was primarily due to recording of rent costs for the storage of inventory.

Loans from employees increased by $29,000, or 53%, to $84,000 at March 31, 2015 compared to a balance of $55,000 at December 31, 2014.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

Deferred revenues were unchanged at $213,000 at March 31, 2015 and December 31, 2014.  The Company received prepayments on purchase orders from certain customers.  The Company’s management does not anticipate that funding can be obtained to complete the order in 2015.

Accrued payroll and related expenses increased by $3,000, or 1%, to $214,000 at March 31, 2015 compared to a balance of $211,000 at December 31, 2014. The increase was primarily due to an increase in unpaid compensation in the first quarter of 2015 that resulted from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at March 31, 2015 compared to the balance at December 31, 2014.  As disclosed under the heading “Judgment entered in Arens Controls Litigation” below, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See also Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities increased by $4,000, or 1%, to $435,000 at March 31, 2015 compared to a balance of $431,000 at December 31, 2014.  The increase was primarily due to an increase in the accrual for professional services incurred in the first three months of 2015.

Accrued interest payable increased by $20,000, or 1%, to $1,502,000 at March 31, 2015 compared to a balance of $1,482,000 at December 31, 2014. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

Going concern

To date, the Company has incurred recurring net losses and negative cash flows from operations. At March 31, 2015, the Company had an accumulated deficit of approximately $163.0 million, working capital of approximately negative $3.2 million and shareholders’ deficit of approximately $5.9 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

Our operations will require us to make necessary investments in human and production resources, regulatory compliance, as well as sales and marketing efforts. We do not currently have adequate internal liquidity to meet these objectives in the long term. On June 21, 2012, we reported in a Form 8-K filing that, as part of cost cutting measures in response to our decrease in revenue amid continued delays in industry adoption of EV technology resulting from ongoing battery cost and reliability concerns, in excess of 90% of our workforce left our Company, including the resignation of members of our senior management. We continue to evaluate strategic partnering opportunities and other external sources of liquidity, including the public and private financial markets and strategic partners. Having insufficient funds has required the Company to eliminate its product development activities.  Failure to obtain adequate financing also will adversely affect the Company’s ability to continue in business. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict its ability to operate its business.

As of March 31, 2015, the Company had $0 in cash and cash equivalents and we do not anticipate that our remaining assets will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

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

 As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2015, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control system were present as of March 31, 2015, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2015.

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

ITEM 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 lists risk factors for the Company.  There have been no material changes from the risk factors as previously disclosed in such Annual Report on Form 10-K.

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

Date:  May 15, 2015

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