Form 10-Q
period 2015-09-30
ENOVA SYSTEMS INC
filed 2015-11-13
CIK 922237

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2015

or

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

As of October 31, 2015, there were 64,520,000 shares of common stock outstanding.

-i-

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ENOVA SYSTEMS, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	-	-
Inventories and supplies, net	112,000	368,000
Prepaid expenses and other current assets	-	7,000
Total current assets	112,000	375,000
Property and equipment, net	-	-
Total assets	$112,000	$375,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$614,000	$560,000
Loans from employees	123,000	55,000
Deferred revenues	-	213,000
Accrued payroll and related expenses	220,000	211,000
Accrued loss for litigation settlement	2,014,000	2,014,000
Other accrued liabilities	594,000	431,000
Current portion of accrued interest payable	1,543,000	-
Current portion of notes payable	1,278,000	40,000
Total current liabilities	6,386,000	3,524,000
Accrued interest payable	-	1,482,000
Notes payable, net of current portion	-	1,238,000
Total liabilities	6,386,000	6,244,000
Stockholders' deficit:
Series A convertible preferred stock — no par value, 30,000,000 shares authorized; 0 shares issued and outstanding; liquidating preference at $0.60 per share as of September 30, 2015 and December 31, 2014	-	-
Series B convertible preferred stock — no par value, 5,000,000 shares authorized; 546,000 shares issued and outstanding; liquidating preference at $2 per share as of September 30, 2015 and December 31, 2014	1,094,000	1,094,000
Common Stock to be issued	553,000	553,000
Common Stock — no par value, 750,000,000 shares authorized; 64,520,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	145,735,000	145,735,000
Additional paid-in capital	9,641,000	9,619,000
Accumulated deficit	(163,297,000)	(162,870,000)
Total stockholders' deficit	(6,274,000)	(5,869,000)
Total liabilities and stockholders' deficit	$112,000	$375,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-
Cost of revenues	109,000	-	181,000	60,000
Gross loss	(109,000)	-	(181,000)	(60,000)
Operating expenses
Selling, general & administrative	58,000	87,000	176,000	342,000
Total operating expenses	58,000	87,000	176,000	342,000
Operating loss	(167,000)	(87,000)	(357,000)	(402,000)
Other income and (expense)
Interest and other income (expense)	(21,000)	(20,000)	(70,000)	(92,000)
Total other income and (expense)	(21,000)	(20,000)	(70,000)	(92,000)
Net loss	$(188,000)	$(107,000)	$(427,000)	$(494,000)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	64,520,000	64,520,000	64,520,000	58,659,000

See accompanying condensed notes to these financial statements.

ENOVA SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
Cash flows from operating activities:	2015	2014
Net loss	$(427,000)	$(494,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	29,000
Inventory reserve	256,000	59,000
Loss on Asset Impairment	7,000	32,000
Stock option expense	22,000	18,000
(Increase) decrease in:
Prepaid expenses and other current assets	-	3,000
Increase (decrease) in:
Accounts payable	54,000	(95,000)
Deferred Revenue	(213,000)	-
Accrued payroll and related expense	9,000	14,000
Other accrued liabilities	163,000	132,000
Accrued interest payable	61,000	60,000
Net cash used in operating activities	(68,000)	(242,000)

Cash flows from investing activities

Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	223,000
Proceeds from related party loans, net	68,000	18,000
Net cash provided by financing activities	68,000	241,000

Net decrease in cash and cash equivalents	-	(1,000)
Cash and cash equivalents, beginning of period	-	1,000
Cash and cash equivalents, end of period	$-	$-

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — Interim Financial Statements

The financial position, results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair statement of its financial position at such dates and the operating results and cash flows for those periods. The year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

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

To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2015, the Company had an accumulated deficit of approximately $163.3 million, working capital of approximately negative $6.3 million and shareholders’ equity deficit of approximately $6.3 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with borrowings from employees, proceeds from one or more private placement agreements, or potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

As of September 30, 2015, the Company had no cash and cash equivalents and received loans from an employee in order to maintain minimal operations.  We do not anticipate that our remaining assets will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

Significant Accounting Policies

The accounting and reporting policies of the Company conform to US GAAP. There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2015 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	8,361,000	8,891,000
Warrants to purchase common stock	11,250,000	11,250,000
Common shares to be issued for debt conversion	1,250,000	1,250,000
Series A and B preferred shares conversion	83,000	83,000
Potential equivalent shares excluded	20,944,0000	21,474,000

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

    Inventory, consisting of materials, labor and manufacturing overhead, is stated at the lower of cost (first-in, first-out) or market and consisted of the following at:

	September 30, 2015	December 31, 2014
Raw materials	$3,098,000	$3,098,000
Work-in-process	222,000	222,000
Finished goods	449,000	449,000
Reserve for obsolescence	(3,657,0000)	(3,401,000)
	$112,000	$368,000

The Company did not have production operations in the nine months ended September 30, 2015. Therefore, there was no change in the balance of inventory between September 30, 2015 and December 31, 2014.  Inventory valuation adjustments amounted to $110,000 and $256,000 for the three and nine months ended September 30, 2015 and $59,000 for the three and nine months ended September 20, 2014.

4.	Property and Equipment

    Property and equipment consisted of the following at:

	September 30, 2015	December 31, 2014
Computers and software	$59,000	$59,000
Machinery and equipment	209,000	209,000
Furniture and office equipment	86,000	86,000
Demonstration vehicles and buses	127,000	127,000
Sub-total	481,000	481,000
Less accumulated depreciation and amortization	(481,000)	(481,000)
Total	$-	$-

Depreciation and amortization expense was $0 and $9,000 for the three months ended September 30, 2015 and 2014, respectively. Depreciation and amortization expense was $0 and $29,000 for the nine months ended September 30, 2015 and 2014, respectively.

5.	Other Accrued Liabilities

    Other accrued liabilities consisted of the following at:

	September 30, 2014	December 31, 2014
Accrued inventory received	$10,000	$10,000
Accrued professional services	330,000	298,000
Accrued warranty	-	74,000
Other	254,000	49,000
Total	$594,000	$431,000

Accrued warranty consisted of the following activities during the nine months ended September 30:

	2015	2014
Balance at beginning of year	$74,000	$74,000
Accruals for warranties issued during the period	-	-
Expired warranty	(74,000)
Warranty claims	-	-
Balance at end of quarter	$-	$74,000

6.	Notes Payable, Long-Term Debt and Other Financing

    Notes payable consisted of the following at:

	September 30, 2015	December 31, 2014
Secured note payable to Credit Managers Association of California, bearing interest at prime plus 3% (6.25% as of September 30, 2015), and is adjusted annually in April through maturity. Principal and unpaid interest due in April 2016. A sinking fund escrow may be funded with 10% of future equity financing, as defined in the Agreement	$1,238,000	$1,238,000
Secured note payable to Coca Cola Enterprises in the original amount of $40,000, bearing interest at 10% per annum. Principal and unpaid interest due on demand	40,000	40,000
	1,278,000	1,278,000
Less current portion of notes payable	(1,278,000)	(40,000)

Notes payable, net of current portion	$-	$1,238,000

As of September 30, 2015 and December 31, 2014, the balance of interest payable amounted to $1,543,000 and $1,482,000, respectively, of which the Credit Managers Association of California note amounted to $1,500,000 and $1,442,000, respectively. Interest expense on notes payable amounted to approximately $20,000 for the three months ended September 30, 2015 and 2014, respectively. Interest expense on notes payable amounted to approximately $61,000 and $60,000 for the nine months ended September 30, 2014 and 2013, respectively.

     In June 2013, the vehicle that secured the note payable due March 10, 2016 was repossessed by the secured lender. The Company was invoiced by the lender for $8,000 for final settlement, which is included in accounts payable at September 30, 2015 and December 31, 2014, respectively.  In the fourth quarter of 2013, three vehicles that secured notes due on February 19, 2014, August 25, 2014 and April 9, 2015 were repossessed by the secured lenders.  The Company has accrued approximately $17,000 for final settlements for the three vehicles, which is included in other accrued liabilities at September 30, 2015 and December 31, 2014, respectively.

7.	Deferred Revenues

    The Company had deferred revenue of $0 and $213,000 in revenue related to a production contract at September 30, 2015 and December 31, 2014. The Company’s management does not anticipate that funding can be obtained to complete the order in 2015.  Therefore, the full amount of deferred revenue has been reclassed to other accrued liabilities as of September 30, 2015.

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

      During the three and nine months ended September 30, 2015, the Company did not issue any shares of common stock to directors or employees as compensation.

9.	Stock Options

Stock Option Program Description

      As of September 30, 2015, the Company had one equity compensation plan, the 2006 equity compensation plan (the “2006 Plan”).  The 1996 Stock Option Plan (the “1996 Plan”) expired during the third quarter of 2015 due to expiration and forfeiture of the last grant under the plan. The 2006 Plan was approved by the Company’s shareholders. Equity compensation grants are designed to reward employees and executives for their long term contributions to the Company and to provide incentives for them to remain with the Company. The number and frequency of equity compensation grants are based on competitive practices, operating results of the company, and government regulations.

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

      Of the 9,000,000 shares reserved for issuance under the amended 2006 Plan, none were granted in the nine months ended September 30, 2015 and 3,750,000 were granted in the nine months ended September 30, 2014.  As of September 30, 2015, 530,000 shares were available for grant. Options granted under the 2006 Plan have terms of between three and ten years and generally vest and become fully exercisable from one to three years from the date of grant or vest according to the price performance of our shares.

      Stock-based compensation expense related to stock options was $22,000 and $18,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total compensation cost related to non-vested awards not yet recognized is $33,000. The remaining period over which the future compensation cost is expected to be recognized is 17 months.

      The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2014	8,641,000	$0.06	2.03	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or Cancelled	(280,000)	$—	—	$—
Outstanding at September 30, 2015	8,361,000	$0.05	1.33	$—
Exercisable at September 30, 2015	211,000	$1.13	4.60	$—
Vested and expected to vest (2)	8,361,000	$0.05	1.33	$—

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

The exercise prices of the options outstanding at September 30, 2015 ranged from $0.02 to $3.81. The Company’s policy is to issue shares from its authorized shares upon the exercise of stock options.

Unvested share activity for the nine months ended September 30, 2015 is summarized below:

	Unvested Number of Options	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2014	8,192,000	$0.01
Granted	—	$—
Vested	(42,000)	$0.04
Forfeited	—	$—
Unvested balance at September 30, 2015	8,150,000	$0.01

The fair values of all stock options granted are estimated on the date of grant using the Black-Scholes option-pricing model. During the nine months ended September 30, 2015, no options were granted. Options granted during the nine months ended Sepember 30, 2014 were 3,750,000.

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

The following is a summary of changes to outstanding warrants during the nine months ended September 30, 2015:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2014	11,250,000	$0.22	2.00
Granted	—	$—	—
Exercised	—	$—	—
Forfeited or Cancelled	—	$—	—
Outstanding at September 30, 2015	11,250,000	$0.22	1.25
Exercisable at September 30, 2015	11,250,000	$0.22	1.25

11.           Concentrations

The Company's trade receivables are concentrated with a few customers. The Company performs credit evaluations on its customers’ financial condition and generally requires no collateral from its customers. Concentrations of credit risk, with respect to accounts receivable, exist to the extent of amounts presented in the financial statements. Two customers represented 62% and 38%, respectively, of gross accounts receivable at September 30, 2015 and December 31, 2014, respectively. There were no inventory purchases in 2014 or 2015.

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

Enova’s primary market focus has been centered on aligning ourselves with key customers and integrating with original equipment manufacturers (“OEMs”) in our target markets. We believe that alliances will result in the latest technology being implemented and customer requirements being met, with an optimized level of additional time and expense. Provided we generate necessary funding, we may continue to work refining both our market strategy and our product line in power management and conversion systems for vehicle applications.

Our website, www.enovasystems.com, contains further information on our company and products.

Enova has incurred significant operating losses in the past. As of September 30, 2015, we had an accumulated deficit of approximately $163.3 million, working capital of approximately negative $6.3 million and shareholders’ deficit of approximately $6.3 million. As reported in our Form 8-K filing on June 21, 2012, due to continued delays in industry adoption of EV technology, we implemented a reduction in our workforce whereby in excess of 90% of our employees left the Company. We continue to evaluate strategic opportunities to leverage resources and assist with operations. We expect to incur additional operating losses until we re-position the company in order to achieve a level of product sales sufficient to cover operating and other expenses. As of September 30, 2015, the Company had no cash and cash equivalents and received loans from an employee in order to maintain minimal operations.  We do not anticipate that our remaining assets will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

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

Allowance for doubtful accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The assessment of the ultimate realization of accounts receivable including the current credit-worthiness of each customer is subject to a considerable degree to the judgment of our management. At September 30, 2015 our accounts receivable are fully reserved.

Stock-based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on the estimated fair values at the date of grant. The compensation expense is recognized over the requisite service period.

Revenue recognition — Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We instead use a selling price hierarchy for determining the selling price of a deliverable, which is used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of September 30,. 2015, we had not applied the provisions of ASU 2009-13 to any revenue arrangements as we had not entered into any new revenue arrangements since our adoption of ASU 2009-13. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we may enter into in future periods.

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

RESULTS OF OPERATIONS

                Three and Nine Months Ended September 30, 2015 compared to Three and Nine Months Ended September 30, 2014

Third Quarter of Fiscal 2015 vs. Third Quarter of Fiscal 2014

	Three Months Ended September 30,			As a % of Revenues September 30,
	2015	2014	% Change	2015	2014
Revenues	$-	$-	n/a	n/a	n/a
Cost of revenues	109,000	-	n/a	n/a	n/a
Gross loss	(109,000)	-	n/a	n/a	n/a
Operating expenses
Selling, general & administrative	58,000	87,000	-33%	n/a	n/a
Total operating expenses	58,000	87,000	-33%	n/a	n/a
Operating loss	(167,000)	(87,000)	92%	n/a	n/a
Other income (expense)
Interest and other income (expense)	(21,000)	(20,000)	-5%	n/a	n/a
Total other income (expense)	(21,000)	(20,000)	-5%	n/a	n/a
Net loss	$(188,000)	$(107,000)	76%	n/a	n/a

First Nine Months of Fiscal 2015 vs. First Nine Months of Fiscal 2014

	Nine Months Ended September 30,			As a % of Revenues September 30,
	2015	2014	% Change	2015	2014
Revenues	$-	$-	n/a	n/a	n/a
Cost of revenues	181,000	60,000	202%	n/a	n/a
Gross loss	(181,000)	(60,000)	202%	n/a	n/a
Operating expenses
Selling, general & administrative	176,000	255,000	-49%	n/a	n/a
Total operating expenses	176,000	255000	-49%	n/a	n/a
Operating loss	(357,000)	(402,000)	-11%	n/a	n/a
Other income (expense)
Interest and other income (expense)	(70,000)	(92,000)	-24%	n/a	n/a
Total other income (expense)	(70,000)	(92,000)	-24%	n/a	n/a
Net loss	$(427,000)	$(494,000)	-14%	n/a	n/a

The sum of the amounts and percentages may not equal the totals for the period due to the effects of rounding.

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

      Revenues. Due to the reduction in our operations in June 2012, our ability to produce and market electric and hybrid electric drive systems and components was severely restricted.  As a result, we recorded no sales in 2014 and the first nine months of 2015.

Cost of Revenues. Cost of revenues consists of component and material costs, direct labor costs, integration costs and overhead related to manufacturing our products as well as inventory valuation reserve amounts. Cost of revenues for the three and nine months ended September 30, 2015 and 2014 consisted of inventory valuation charges resulting from management’s evaluation of obsolete inventory.

Gross Loss. The increase in gross loss for the three and nine months ended September 30, 2015 compared to the same period in the prior year is primarily attributable to the increase in inventory valuation reserve expenses incurred in the three and nine months ended September 30, 2015.

Selling, General, and Administrative Expenses (“S, G & A”). S, G & A is comprised of activities in the executive and finance departments’ compensation and benefits, general corporate functions and non-cash charges for depreciation and options expense. The decrease in S, G & A for the three and nine months ended September 30, 2015 compared to the same period in the prior year is primarily due to decreases in exchange fees due to our delisting from the UK AIM Exchange and decreases in professional fees.  We continually monitor S, G & A in light of our business outlook and take steps to control these costs.

Interest and Other Income (Expense). The interest and other income (expense) for the nine months ended September 30, 2015 decreased compared to the same period in the prior year primarily due to the timing of recording asset impairment charges.

Net Loss. The increase in net loss for the three months ended September 30, 2015 compared to the same period in the prior year was primarily due to an increase in the reserve for obsolete inventory.  The decrease in the net loss for the nine months ended September  30, 2015 compared to the same period in the prior year was mainly due to the decreases in exchange fees and asset impairment charges.

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

LIQUIDITY AND CAPITAL RESOURCES

We have experienced losses primarily due to no sales. Historically, cash flows from operations have not been sufficient to meet our obligations and we have had to raise funds through several financing transactions. At least until we reach breakeven volume in sales and develop and/or acquire the capability to manufacture and sell our products profitably, we will need to continue to rely on cash from external financing sources. Our operations during the nine months ended September 30, 2015 were financed primarily by employee loans.

Net cash used in operating activities was $68,000 for the nine months ended September 30, 2015, a decrease of $174,000 compared to net cash used in operating activities of $242,000 for the nine months ended September 30, 2014. Operating cash used in the first nine months of 2015 decreased compared to the prior year period primarily due to increases in payables and the inventory reserve, and a decrease in the loss.  Non-cash items include expense for stock-based compensation, depreciation and amortization and other losses. These non-cash items increased by $147,000 for the nine months ended September 30, 2015 as compared to the same period in the prior year primarily due to increase in the inventory reserve in 2015 resulting from management’s decision to further write down the value of inventory.  The decrease in net loss was primarily due to a decrease in administrative costs for UK AIM exchange fees and our restricting other administrative expenditures.  As of September 30, 2015 and December 31, 2014, the Company had $0 of cash and cash equivalents.

Net cash from financing activities was $68,000 for the nine months ended September 30, 2015, a decrease of $173,000 compared to net cash from financing activities of $241,000 in 2014.  The decrease was primarily attributable to net proceeds of $223,000 from the issuance of Common Stock that were received during the first quarter of 2014, as explained in Note 8 – Stockholders’ Equity to the financial statements included in Item 1 of this Form 10-Q.

Net accounts receivable were $0 at September 30, 2015 and December 31, 2014, respectively.  The Company wrote down the value of its receivables at the end of 2013 due to management’s concern over the ability of the Company to continue as a going concern and collect receivables in the normal course of business.

Net inventory and supplies decreased by $256,000, or 70%, to $112,000 at September 30, 2015 compared to a balance of $368,000 December 31, 2014.  The Company’s operations were halted in the first quarter of 2014 due to the Company’s lack of resources to complete customer orders.  In the first nine months of 2015, the inventory reserve was increased by $256,000 to approximately $3.7 million to reflect management’s assessment of inventory valuation.

Prepaid expenses and other current assets decreased by $7,000, or 100%, to $0 at September 30, 2015, from a balance of $7,000 at December 31, 2014.  Management determined that a vendor deposit would not be recoverable and charged off the remaining deposit.

Property and equipment, net of depreciation, was zero at September 30, 2015 and December 31, 2014.  Management wrote down the value of fixed assets in the fourth quarter of 2014.

Accounts payable increased by $54,000, or 10%, to $614,000 at September 30, 2015 compared to a balance of $560,000 at December 31, 2014. The increase was primarily due to recording of rent costs for the storage of inventory.

Loans from employees increased by $68,000, or 124%, to $123,000 at September 30, 2015 compared to a balance of $55,000 at December 31, 2014.  Due the financial condition of the company, employees loaned funds to the Company to pay for certain necessary administrative costs.

Deferred revenues decreased by $213,000, of 100%, to $0 at September 30, 2015 from $213,000 at December 31, 2014.  The Company received prepayments on purchase orders from certain customers.  The Company’s management does not anticipate that funding can be obtained to complete the order.  Therefore, the balance of deferred revenue was reclassed to Other Accrued Liabilities.

Accrued payroll and related expenses increased by $9,000, or 4%, to $220,000 at September 30, 2015 compared to a balance of $211,000 at December 31, 2014. The increase was primarily due to an increase in unpaid compensation in the first nine months of 2015 that resulted from the financial condition of the Company.

Accrued loss for litigation settlement was unchanged at September 30, 2015 compared to the balance at December 31, 2014.  As disclosed under the heading “Judgment entered in Arens Controls Litigation” below, on December 12, 2012, a judgment was entered in favor of Arens Controls Company, L.L.C. by the United States District Court Northern District of Illinois in the amount of $2,014,169 in the case of Arens Controls Company, L.L.C. v. Enova Systems, Inc.  See also Item 1 of Part II of this report on Form 10-Q.

Other accrued liabilities increased by $163,000, or 38%, to $594,000 at September 30, 2015 compared to a balance of $431,000 at December 31, 2014.  The increase was primarily due to the reclass of deferred revenue to other accrued liabilities, as management does not anticipate that the order can be completed.

     Accrued interest payable increased by $61,000, or 4%, to $1,543,000 at September 30, 2015 compared to a balance of $1,482,000 at December 31, 2014. The increase was due to interest related to our debt instruments, primarily the interest on the secured note payable in the amount of $1,238,000 to the Credit Managers Association of California.

Going concern

     To date, the Company has incurred recurring net losses and negative cash flows from operations. At September 30, 2015, the Company had an accumulated deficit of approximately $163.3 million, working capital of approximately negative $6.3 million and shareholders’ deficit of approximately $6.3 million. Until the Company can generate significant cash from its operations, the Company expects to continue to fund its operations with proceeds from one or more private placement agreements, as well as potentially through debt financing or the sale of equity securities. However, the Company may not be successful in obtaining additional funding. In addition, the Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or its shareholders.

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

As of September 30, 2015, the Company had no cash and cash equivalents and we do not anticipate that our remaining assets will be sufficient to meet projected operating requirements through the end of 2015 to continue operations and market trading.

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

     As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

In June 2012, all but two of the Company’s employees resigned, and such staff reduction resulted in our inability to complete documentation of proper accounting procedures and management review.  Not all fully implemented fundamental elements of an effective control system were present as of September 30, 2015, including formalized monitoring procedures.  Based on this evaluation, management has concluded that the aforementioned factors constituted a material weakness in the Company’s internal control over financial reporting as of September 30, 2015.

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

Date:  November 13, 2015

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